Form 10-Q
period 2023-03-31
Southern California Bancorp \ CA
filed 2023-06-20
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2023
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 001-41684

SOUTHERN CALIFORNIA BANCORP
(Exact name of registrant as specified in its charter)

California	84-3288397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12265 El Camino Real, Suite 210 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 265-7622

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	BCAL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 16, 2023, the registrant had 18,296,365 outstanding shares of common stock.

SOUTHERN CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report are forward-looking statements. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.
We have made the forward-looking statements in this quarterly report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and future growth prospects include, but are not limited to, the following:
•volatility and uncertainty facing the banking industry following the recent failures of financial institutions;
•challenges related to increasing interest rates and the impact on our consolidated financial condition and consolidated results of operations;
•our ability to manage our liquidity;
•business and economic conditions nationally, regionally and in our target markets, particularly in Southern California, which is the principal area in which we operate;
•the lack of soundness of other financial institutions;
•the possibility that we may be required to pay special assessments or higher premiums for deposit insurance;
•disruptions to the credit and financial markets, either nationally, regionally or locally;
•our dependence on Bank of Southern California, N.A. (the “Bank”) for dividends;
•concentration of our loan portfolio in commercial loans, which loans may be dependent on the borrower’s cash flows for repayment and, to some extent, the local and regional economy;
•concentration of our loan portfolio in loans secured by real estate and changes in the prices, values and sales volumes of commercial and residential real estate;
•risks related to construction and land development lending, which involves estimates that may prove to be inaccurate and collateral that may be difficult to sell following foreclosure;
•risks related to Small Business Administration (“SBA”) lending, including the risk that we could lose our designation as an SBA Preferred Lender;
•risks related to consumer loans, the repayment of which may be dependent on the borrower’s cash flows and may be unsecured;
•concentration of our business activities within the geographic area of Southern California;
•credit risks in our loan portfolio, the adequacy of our reserves for credit losses and the appropriateness of our methodology for calculating such allowance for credit losses;
•the impact of the COVID-19 pandemic;
•the impact of natural disasters, including earthquakes, floods, droughts, and fires, particularly in Southern California;
•our ability to manage the growth of our business and organization;

•risks related to any future acquisitions, including transaction expenses, the potential distraction of management resources and the possibility that we will not realize anticipated benefits from any future acquisitions;
•competition in the banking industry, nationally, regionally or locally;
•failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, technology risk, operational risk, strategic risk and reputational risk;
•our dependence on our management and our ability to attract and retain experienced and talented bankers;
•failure to keep pace with technological change or difficulties when implementing new technologies;
•system failures, data security breaches, including as a result of cyber-attacks, or failures to prevent breaches of our network security;
•our reliance on communications and information systems to conduct business and reliance on third parties and their affiliates to provide key components of business structure, any disruptions of which could interrupt operations or increase the costs of doing business;
•fraudulent and negligent acts by our customers, employees or vendors;
•our ability to prevent or detect all errors or fraud with our financial reporting controls and procedures;
•increased loan losses or impairment of goodwill and other intangibles;
•an inability to raise necessary capital to fund our growth strategy, operations, or to meet increased minimum regulatory capital levels;
•the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•provisions of our charter documents and federal banking laws that could deter or delay an acquisition of us or changes in our management, even if beneficial to our shareholders;
•the institution and outcome of litigation and other legal proceedings to which we become subject;
•the impact of recent and future legislative and regulatory changes;
•examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, slow the growth of our commercial real estate loans or write-down assets, or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•our status as an emerging growth company and a smaller reporting company, which reduces our disclosure obligations under the federal securities laws compared to other publicly traded companies;
•the impact of current and future governmental monetary and fiscal policies; and
•other factors and risks described in this quarterly report and from time to time in other documents that we file or furnish with the Securities and Exchange Commission (“SEC”), including, without limitation, the risks described under Item 1A. Risk Factors in our Registration Statement on Form 10, as amended, that was declared effective by the SEC on May 10, 2023.
Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in this filing. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$34,159	$60,295
Federal funds and interest-bearing balances	67,980	26,465
Total cash and cash equivalents	102,139	86,760
Debt securities available for sale	124,438	112,580
Debt securities held to maturity (fair value of $49,713 and $47,906 at March 31, 2023 and December 31, 2022)	53,864	53,946
Loans held for sale	577	9,027
Loans held for investment	1,893,932	1,897,773
Allowance for credit losses	(22,391)	(17,099)
Loans held for investment, net	1,871,541	1,880,674

Restricted stock, at cost	14,557	14,543
Premises and equipment, net	14,105	14,334
Right-of-use asset	8,384	8,607
Goodwill	37,803	37,803
Core deposit intangible, net	1,493	1,584
Bank owned life insurance	38,196	37,972
Deferred taxes, net	10,492	10,699
Accrued interest receivable and other assets	14,464	15,398
Total assets	$2,292,053	$2,283,927
LIABILITIES
Noninterest-bearing demand	$882,000	$923,899
Interest-bearing NOW accounts	248,809	209,625
Money market and savings accounts	677,636	668,602
Time deposits	177,411	129,779
Total deposits	1,985,856	1,931,905
Borrowings	17,794	67,770
Operating lease liability	10,925	11,055
Accrued interest payable and other liabilities	9,939	12,842
Total liabilities	2,024,514	2,023,572
Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,271,194 and 17,940,283 at March 31, 2023 and December 31, 2022	219,659	218,280
Retained earnings	52,889	48,516
Accumulated other comprehensive loss - net of taxes	(5,009)	(6,441)
Total shareholders’ equity	267,539	260,355
Total liabilities and shareholders’ equity	$2,292,053	$2,283,927
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$27,019	$17,731
Interest on debt securities	731	254
Interest on tax-exempted debt securities	487	76
Interest on deposits at other financial institutions	744	204
Interest and dividends on other interest-earning assets	228	220
Total interest and dividend income	29,209	18,485
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	2,903	282
Interest on time deposits	975	98
Interest on borrowings	439	310
Total interest expense	4,317	690
Net interest income	24,892	17,795
Provision for credit losses	202	1,850
Net interest income after provision for credit losses	24,690	15,945
NONINTEREST INCOME
Service charges and fees on deposit accounts	262	289
Interchange and ATM income	177	198
Gain on sale of loans	808	49
Income from bank owned life insurance	223	832
Servicing and related income on loans, net	75	69
Other charges and fees	25	166
Total noninterest income	1,570	1,603
NONINTEREST EXPENSE
Salaries and employee benefits	10,241	10,196
Occupancy and equipment	1,447	1,410
Data processing and communications	1,056	1,420
Legal, audit and professional	785	617
Regulatory assessments	452	339
Director and shareholder expenses	213	195
Merger and related expenses	—	524
Core deposit intangible amortization	91	99
Other expenses	734	752
Total noninterest expense	15,019	15,552
Income before income taxes	11,241	1,996
Income tax expense	3,017	550
Net income	$8,224	$1,446
Earnings per share:
Basic	$0.46	$0.08
Diluted	$0.44	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$8,224	$1,446

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale:
Change in net unrealized gain (loss)	1,960	(3,214)
	1,960	(3,214)
Income tax expense (benefit):
Change in net unrealized gain (loss)	528	(933)
	528	(933)
Total other comprehensive income (loss), net of tax	1,432	(2,281)
Total comprehensive income (loss), net of tax	$9,656	$(835)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended March 31, 2023:
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax (1)	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principal)	17,940,283	$218,280	$44,665	$(6,441)	$256,504
Stock-based compensation	—	1,686	—	—	1,686
Stock options exercised	6,950	67	—	—	67
Restricted stock units vested	347,097	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(23,136)	(374)	—	—	(374)
Net income	—	—	8,224	—	8,224
Other comprehensive income	—	—	—	1,432	1,432
Balance at March 31, 2023	18,271,194	$219,659	$52,889	$(5,009)	$267,539

Three months ended March 31, 2022:
Balance at December 31, 2021	17,707,737	$214,163	$32,403	$(38)	$246,528
Stock-based compensation	—	773	—	—	773
Stock options exercised	41,000	303	—	—	303
Restricted stock units vested	5,625	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(513)	(8)	—	—	(8)
Net income	—	—	1,446	—	1,446
Other comprehensive loss	—	—	—	(2,281)	(2,281)
Balance at March 31, 2022	17,753,849	$215,231	$33,849	$(2,319)	$246,761
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended March 31, 2023 and 2022
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$8,224	$1,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	412	365
Core deposit intangible amortization	91	99
Amortization of premiums of debt securities	145	173
Gain on sale of loans	(808)	(49)
Loans originated for sale	(1,469)	(2,857)
Proceeds from sales of and principal collected on loans held for sale	10,802	599
Provision for credit losses	202	1,850
Deferred income tax expense (benefit)	1,294	(1,512)
Stock-based compensation	1,686	773
Increase in cash surrender value of bank owned life insurance	(223)	(218)
Income from bank owned life insurance	—	(614)
Accretion of net discounts and deferred loan fees	(532)	(1,665)
Net decrease in other items	(1,552)	(1,779)
Net cash provided by (used in) operating activities	18,272	(3,389)

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	—	1,095
Proceeds from maturities and paydowns of debt securities available for sale	1,683	2,275
Proceeds from maturities and paydowns of debt securities held to maturity	—	25
Purchases of debt securities available for sale	(11,644)	(44,562)
Purchases of debt securities held to maturity	—	(44,980)
Net purchase of stock investments	(580)	(2,976)
Net repayment (fundings) of loans	4,043	(121,127)
Proceeds from sale of loans held for investment	50	—
Purchases of premises and equipment	(79)	(304)
Net cash used in by investing activities	(6,527)	(210,554)

FINANCING ACTIVITIES
Net increase in deposits	53,941	39,804
Repayment of Federal Home Loan Bank advances	(50,000)	—
Proceeds from exercise of stock options	67	303
Repurchase of common shares	(374)	(8)
Net cash provided by financing activities	3,634	40,099

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended March 31, 2023 and 2022
(dollars in thousands)
(Unaudited)

Net change in cash and cash equivalents	15,379	(173,844)
Cash and cash equivalents at beginning of period	86,760	580,006
Cash and cash equivalents at end of period	$102,139	$406,162

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,017	$411
Taxes paid	—	—
Lease liability arising from obtaining right-of-use assets	405	710
Net impact of adoption of ASU 2016-13 on retained earnings	3,851	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for Bank of Southern California, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby Bank of Southern California, N.A. became a wholly-owned subsidiary of the Company. Bank of Southern California, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006 and to Bank of Southern California, N.A. in 2010. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to Southern California Bancorp, and Bank of Southern California, N.A. collectively and on a consolidated basis. References herein to “Southern California Bancorp,” “SCB”, “Bancorp” or the “holding company,” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 13 branch offices serving Orange, Los Angeles, Riverside, San Diego and Ventura counties. Many of the banking offices have been acquired through a number of acquisitions.
On May 11, 2023, our common stock became listed on the Nasdaq Capital Market under the symbol BCAL. Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Item 13. Financial Statements and Supplementary Data of the Company’s Registration Statement on Form 10 under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) filed with the SEC and declared effective on May 10, 2023 (our “Registration Statement”).
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for credit losses, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities.

Operating Segments
We operate one reportable segment — commercial banking. The factors considered in making this determination include all of the banking products and services offered by the Company are available in each branch of the Company, all branches are located within the same economic environment, management does not allocate resources based on the performance of different lending or transaction activities and how information is reviewed by the chief executive officer and other key decision makers. As a result, we determined that all services we offer relate to commercial banking.

Recently Adopted Accounting Guidance
On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under the CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. The Company elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.

Concurrent with the adoption of ASU 2016-13, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, which eliminated TDR accounting prospectively for all loan modifications occurring on or after January 1, 2023 and added additional disclosure requirements for current period gross charge-offs by year of origination. It also prescribes guidance for reporting modifications for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the superseded TDR accounting guidance until the loan is paid off, liquidated, or subsequently modified.
The Company adopted ASU 2016-13 using the modified retrospective transition approach, and recorded a net decrease of $3.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) of $5.5 million, which included a $5.0 million increase in the ACL - loans and a $439 thousand increase in reserve for unfunded commitments, net of related deferred tax assets arising from temporary differences of $1.6 million, commonly referred to as the “Day 1” adjustment. This Day 1 adjustment reflects the development of the CECL models to estimate lifetime expected credit losses on the loans held for investment and unfunded commitments primarily using a lifetime loss methodology and management’s current expectation of future economic conditions. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards. As permitted under ASC 326, the Company elected to maintain the same loan segments that it previously identified prior to adoption of CECL.
At adoption of CECL and continuing through March 31, 2023, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2, Investment Securities, for more information.

The following table presents the impact of adopting ASU 2016-13 on January 1, 2023:

(dollars in thousands)	Pre-CECL Adoption	Impact of CECL Adoption	As Reported under CECL
Assets:
Allowance for credit losses - loans
Construction and land development	$2,301	$881	$3,182
Real estate - other:
1-4 family residential	972	424	1,396
Multifamily residential	1,331	(279)	1,052
Commercial real estate and other	9,388	2,838	12,226
Commercial and industrial	3,079	1,132	4,211
Consumer	28	31	59
	$17,099	$5,027	$22,126

Liabilities:
Allowance for credit losses - unfunded loan commitments	$1,310	$439	$1,749

Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in Item 13. Financial Statements and Supplementary Data of the Company’s Registration Statement. Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and the related amendments, and ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings (“TDR”) and Vintage Disclosures.
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation, and is updated each period to reflect management’s expectations of current expected credit losses as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities are either explicitly or implicitly guaranteed by U.S. Government entities or its agencies, that are highly rated by rating agencies, and historically have had no credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the provision for credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
Allowance for Credit Losses — Available-for-Sale Debt Securities
For available-for-sale debt securities, the Company evaluates, on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the provision for credit losses in the consolidated statements of income. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.

Allowance for Credit Losses — Loans
An ACL is the Company’s estimate of expected lifetime credit losses for its loan held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in the following section).
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The Company measures the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level.
The Company’s loan portfolio consists of the following segments, based on regulatory call codes and related risk ratings:
Construction and land development loans are typically adjustable rate residential and commercial construction loans to builders, developers and consumers, with terms generally limited to 12 to 36 months. These loans generally require payment in full upon the sale or refinance of the property. Construction and development loans generally carry a higher degree of risk because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property, unless the project is user-owned which would then convert to a conventional term loan. Specific material risks may include (i) unforeseen delays in the building or the project, (ii) cost overruns or inadequate contingency reserves, (iii) poor management of construction process, (iv) inferior or improper construction techniques, (v) changes in the economic environment during the construction period, (vi) a downturn in the real estate market, (vii) rising interest rates which may impact the sale of the property and its price, and (viii) failure to sell or stabilize completed projects in a timely manner. The Company attempts to reduce risks associated with construction and land development loans by obtaining personal guarantees and by keeping the maximum loan-to-value (“LTV”) ratio at or below 75%, depending on the project type. Many of the construction and land development loans include interest reserves built into the loan commitment. For owner-occupied commercial construction loans, periodic cash payments for interest are required from the borrower’s cash flow.
Real estate loans are secured by single family residential properties (one to four units), multifamily residential properties (five or more units), owner-occupied CRE, and non-owner-occupied CRE. Real estate loans are subject to the same general risks as other loans and may also be impacted by changing demographics, collateral maintenance, and product supply and demand. Rising interest rates, as well as other factors arising after a loan has been made, could negatively affect not only property values but also a borrower’s cash flow, creditworthiness, and ability to repay the loan. Increasing interest rates can impact real estate values as rising rates generally cause a similar movement in capitalization rates which can cause real estate collateral values to decline. The Company usually obtains a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. The Company does not underwrite closed-end term consumer loans secured by a borrower’s residence. Junior liens may be considered in connection with a consumer home equity line of credit (“HELOC”), or as additional collateral support for SBA and other business loans.
The Company’s commercial and industrial (“C&I”) loans are generally made to businesses located in the Southern California region and surrounding communities. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. The Company’s C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to provide working capital to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses.
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.
The Company’s ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. An initial reserve amount is determined based on the difference between the amortized cost basis of each loan and the present value of all future cash flows. The initial reserve amount is then aggregated at loan segment level to derive the segment level quantitative loss rates. Assumptions for prepayment/curtailment rates are based on benchmark rates provided by the Company’s third-party loss model provider. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by the Company’s third-party model provider. Reasonable and supportable forecasts are used to predict current and future economic conditions. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the probability of default is assumed to remain unchanged for the remaining life of the loan.
The Company uses numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios include a baseline forecast which represents their best estimate of future economic activity. Moody’s Analytics also provide nine alternative scenarios, including five direct variations of the baseline scenario and four more extensive departures from their baseline forecast, including a slower growth, a stagflation, a next cycle recession and a low oil price scenario. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast timeframe and is subject to revisions over time. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in the Company’s ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. In addition to the aforementioned quantitative model, management periodically considers the need for qualitative adjustments to the ACL. Such qualitative adjustments may be related to and include, but are not limited to factors such as: differences in segment-specific risk characteristics, periods wherein current conditions and reasonable and supportable forecasts of economic conditions differ from the conditions that existed at the time of the estimated loss calculation, model limitations and management’s overall assessment of the adequacy of the ACL. Qualitative risk factors are periodically evaluated by management.
Generally, the measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually for credit loss and are not included in the evaluation process discussed above. Expected credit losses on all individually evaluated loans are measured, primarily through the evaluation of estimated cash flows expected to be collected, or collateral values measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the net realizable value of the collateral. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC Topic 326, individually evaluated loans were referred to as impaired loans. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment.
Loans with terms that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are evaluated for an ACL utilizing one of the methodologies above.

Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for credit losses in the consolidated statements of income and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

Loan Modifications, Refinancings and Restructurings
Prior to the adoption of ASU 2022-02, a loan is classified as a TDR when the Company grants a concession to a borrower experiencing financial difficulties that it otherwise would not consider under our normal lending policies under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, insufficient cash flow to service all debt service requirements, inability to obtain funds from other sources at a market rate for similar debt to non-troubled borrowers, and currently classified as substandard loans that are categorized as having well-defined weaknesses.
Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. If the refinancing or restructuring is deemed to be a new loan, unamortized net fees or costs from the original loan and any prepayment penalties are recognized in interest income when the new loan is granted. In addition, a new effective interest rate will be determined. If the refinancing or restructuring is deemed to be a modification, the investment in the new loan is comprised of the remaining net investment in the original loan, any additional funds advanced to the borrower, any fees received, and direct loan origination costs associated with the refinancing or restructuring. The effective interest rate of the loan is recalculated based upon the amortized cost basis of the new loan and its revised contractual cash flows.
A modification may vary by program and by borrower-specific characteristics, and may include interest rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.
GAAP requires that certain types of modifications be reported, which consist of (1) principal forgiveness; (2) interest rate reduction; (3) other-than-insignificant payment delay; (4) term extension; and any combination of the above. Since adoption of ASU 2022-02 on January 1, 2023, the Company did not have any loan modifications under ASU 2022-02. At December 31, 2022, the Company did not have any loans that have been modified in TDRs under previous GAAP.

Recent Accounting Guidance Not Yet Effective
On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 and may be adopted through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of ASU 2020-04 to the consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities. The Company is currently identifying loans and other financial instruments that are impacted by the discontinuance of LIBOR, reviewing the contracts of our LIBOR-based products to ensure that our credit documentation provides for the flexibility to move to alternative reference rates, and choosing the substitute index. The Company does not expect the adoption of ASU 2021-01 will have a material impact to the consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company does not expect the adoption of the new ASU will have a material impact to the Company’s consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This standard requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years. As the Company does not have any such common control leases, adoption of this standard will not have a material impact to the consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this update, the application of the proportional amortization method of accounting was only limited to low-income housing tax credit (“LIHTC”) structured investments. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of income, income tax expense. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this update specifies that impairment of LIHTC structure investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This update also clarifies that for LIHTC structure investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this update are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale securities in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Taxable municipal	$550	$—	$(83)	$467
Tax exempt bank-qualified municipals	53,314	—	(4,068)	49,246
	$53,864	$—	$(4,151)	$49,713

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2022
Taxable municipal	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906

The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$34,965	$24	$(3,413)	$31,576
SBA securities	7,426	14	(124)	7,316
U.S. Treasury	6,632	—	(583)	6,049
U.S. Agency	7,024	—	(708)	6,316
Collateralized mortgage obligations	50,338	149	(2,721)	47,766
Taxable municipal	4,403	38	(172)	4,269
Tax exempt bank-qualified municipals	20,762	444	(60)	21,146
	$131,550	$669	$(7,781)	$124,438

December 31, 2022
U.S. government and agency securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580

During the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.0 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively, and is included within accrued interest and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
There were no debt securities pledged at March 31, 2023 and December 31, 2022.

Contractual Maturities

The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of March 31, 2023 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2023
Due in one year or less	$—	$—	$1,639	$1,625
Due after one year through five years	—	—	20,201	19,228
Due after five years through ten years	8,679	8,280	25,399	22,786
Due after ten years	45,185	41,433	84,311	80,799
	$53,864	$49,713	$131,550	$124,438

Realized Gains and Losses
The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the three months ended March 31, 2023 and 2022 follows:

Three months ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Gross gains on sales and calls	$—	$—
Gross losses on sales and calls	—	—
(Loss) gain on sale of available-for-sale debt securities	$—	$—
Proceeds from sales and calls	$5	$—

Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
March 31, 2023:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(36)	$2,260	$(3,377)	$23,232	$(3,413)	$25,492
SBA securities	(6)	2,529	(118)	2,135	(124)	4,664
U.S. Treasury	—	—	(583)	6,049	(583)	6,049
U.S. Agency	—	—	(708)	6,316	(708)	6,316
Collateralized mortgage obligations	(392)	15,452	(2,329)	19,129	(2,721)	34,581
Taxable municipals	(14)	1,625	(158)	2,106	(172)	3,731
Tax exempt bank-qualified municipals	(60)	5,275	—	—	(60)	5,275
	$(508)	$27,141	$(7,273)	$58,967	$(7,781)	$86,108

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
December 31, 2022:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,337)	$9,888	$(2,397)	$13,407	$(3,734)	$23,295
SBA securities	(1)	202	(131)	2,258	(132)	2,460
U.S. Treasury	(277)	3,563	(423)	2,389	(700)	5,952
U.S. Agency	(51)	474	(791)	5,709	(842)	6,183
Collateralized mortgage obligations	(2,169)	35,331	(1,206)	6,029	(3,375)	41,360
Taxable municipals	(75)	3,318	(136)	373	(211)	3,691
Tax exempt bank-qualified municipals	(313)	14,081	—	—	(313)	14,081
	$(4,223)	$66,857	$(5,084)	$30,165	$(9,307)	$97,022

As of March 31, 2023, the Company had a total of 81 available-for-sale debt securities in a gross unrealized loss position, consisting of 62 securities with total net unrealized losses of $7.3 million that had been in a continual loss position for twelve months and over. As of December 31, 2022, the Company had a total of 88 available-for-sale debt securities in a gross unrealized loss position. There were 43 securities that had been in a continual loss position for twelve months and over. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At March 31, 2023, the Company had a net unrealized loss on available-for-sale debt securities of $7.1 million, or $5.0 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.1 million, or $6.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

Allowance for Credit Losses on Debt Securities
At March 31, 2023, 108 available-for-sale debt securities with fair values totaling $124.4 million had net unrealized losses totaling $7.1 million, or $5.0 million net of tax in accumulated other comprehensive loss. For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, municipals are issued, guaranteed, or supported by the U.S. government, and historically have had no credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At March 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $4.3 million, and $21.1 million, respectively. These available-for-sale debt securities rated AA and above totaled $21.6 million and rated A and above totaled $3.8 million.

At March 31, 2023, 61 held-to-maturity debt securities with fair values totaling $49.7 million had unrealized losses totaling $4.2 million. Management has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At March 31, 2023, held-to-maturity debt securities rated AA and above totaled $46.4 million and rated AA- totaled $3.3 million.

Management determined that the unrealized losses for March 31, 2023 and each investment were primarily attributable to factors other than credit-related, including changes in interest rates driven by The Federal Reserve’s policy to fight against inflation and general volatility in credit market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses were recorded for held-to-maturity or available-for-sale debt securities during the three months ended March 31, 2023.

At December 31, 2022, management evaluated held-to-maturity and available-for-sale debt securities for other-than-temporary impairment, taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2022, no unrealized losses were deemed to be other-than-temporary.

Restricted Stock
As a member of the Federal Reserve System, the Company must hold stock of the Federal Reserve Bank of San Francisco in an amount equal to 3% of the Company’s common stock and additional paid-in capital. An investment in the equity stock of the FHLB of San Francisco is required for membership; the amount of the required investment is a function of the Company’s outstanding mortgage assets and outstanding advances from the FHLB.
The table below summarizes the Company’s restricted stock investments at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal Reserve Bank	$7,332	$7,318
Federal Home Loan Bank	7,225	7,225
	$14,557	$14,543

During the three months ended March 31, 2023, the Company purchased $14 thousand of Federal Reserve Bank stock, and there were no purchases of FHLB stock.
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at March 31, 2023 and December 31, 2022. These equity securities are reported in other assets in the consolidated balance sheets. During the three months ended March 31, 2023 and March 31, 2022, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.
The Company has other equity investments, including affordable housing investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At March 31, 2023 and December 31, 2022, the balance of these investments, which is included in other assets in the consolidated balance sheets, was $5.2 million and $4.6 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three months ended March 31, 2023, there were $567 thousand net capital contributions made to these equity investments. At March 31, 2023 and December 31, 2022, the Company evaluated the carrying value of these equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. The unfunded portion of these investments is included in other liabilities in the consolidated balance sheets. The aggregate funding commitment for this investment was $2.0 million at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, there was no contribution made. At March 31, 2023 and December 31, 2022, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment
The Company’s loan portfolio consists primarily of loans to borrowers within its Southern California markets in San Diego, Orange, Ventura, Los Angeles, and Riverside counties, as well as the Inland Empire. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 83% and 82% of total loans at March 31, 2023 and December 31, 2022, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of carrying value or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at March 31, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Construction and land development	$256,096	$239,067
Real estate - other:
1-4 family residential	154,071	144,322
Multifamily residential	227,676	218,606
Commercial real estate and other	936,513	958,676
Commercial and industrial (1)	314,248	331,644
Consumer	5,328	5,458
Loans (2)	1,893,932	1,897,773
Allowance for credit losses	(22,391)	(17,099)
Net loans	$1,871,541	$1,880,674

(1)Includes Paycheck Protection Program (“PPP”) loans at net amortized amount of $3.2 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $3.0 million and $3.3 million and net unearned discount of $1.6 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively.

The Company has pledged $1.33 billion of loans with FHLB under a blanket lien, of which an unpaid principal balance of $846.3 million was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance of $134.6 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of March 31, 2023. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Loans Held for Sale
At March 31, 2023 and December 31, 2022, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $577 thousand and $9.0 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At March 31, 2023 and December 31, 2022, the fair value of loans held for sale totaled $629 thousand and $9.6 million, respectively.

Credit Quality Indicators
The Company categorizes loans using risk ratings based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Larger, non-homogeneous loans such as CRE and C&I loans are analyzed individually for risk rating assessment. For purposes of risk classification, 1-4 Family Residential loans for investment purposes are evaluated with CRE loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:
Pass - Loans classified as pass include loans not meeting the risk ratings defined below.
Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The risk category of loans by class of loans and origination year as of March 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Construction and land development
Pass	$184	$113,866	$125,814	$12,339	$1,720	$1,070	$1,003	$—	$255,996
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	100	—	—	100
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	184	113,866	125,814	12,339	1,720	1,170	1,003	—	256,096
Real estate - other:
1-4 family residential
Pass	20,536	46,544	20,374	8,059	5,161	17,293	35,105	—	153,072
Special mention	—	—	—	—	—	—	999	—	999
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,536	46,544	20,374	8,059	5,161	17,293	36,104	—	154,071
Multifamily residential
Pass	10,498	76,563	79,632	8,210	27,788	24,121	864	—	227,676
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	10,498	76,563	79,632	8,210	27,788	24,121	864	—	227,676

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	7,888	303,929	239,105	58,708	57,160	224,273	37,492	1,649	930,204
Special mention	—	2,742	—	—	—	—	1,556	—	4,298
Substandard	—	—	—	—	—	2,011	—	—	2,011
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	7,888	306,671	239,105	58,708	57,160	226,284	39,048	1,649	936,513
Commercial and industrial
Pass	32,959	88,560	19,088	7,253	11,111	17,467	126,901	185	303,524
Special mention	—	—	1,792	1,696	19	—	3,000	—	6,507
Substandard	—	—	—	—	1,341	930	1,946	—	4,217
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	32,959	88,560	20,880	8,949	12,471	18,397	131,847	185	314,248
Consumer
Pass	430	—	74	115	12	651	4,046	—	5,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	430	—	74	115	12	651	4,046	—	5,328
Total loans	$72,495	$632,204	$485,879	$96,380	$104,312	$287,916	$212,912	$1,834	$1,893,932

Total loans
Pass	$72,495	$629,462	$484,087	$94,684	$102,952	$284,875	$205,411	$1,834	$1,875,800
Special mention	—	2,742	1,792	1,696	19	—	5,555	—	11,804
Substandard	—	—	—	—	1,341	3,041	1,946	—	6,328
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$72,495	$632,204	$485,879	$96,380	$104,312	$287,916	$212,912	$1,834	$1,893,932

A summary of gross charge-offs by class of loans and origination year for the three months ended March 31, 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	(12)	—	—	(12)
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	(15)	—	—	—	—	(15)
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$—	$—	$(15)	$—	$(12)	$—	$—	$(27)

The risk category of loans by class of loans as of December 31, 2022 follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773

Past Due Loans
A summary of past due loans as of March 31, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
March 31, 2023
Construction and land development	$—	$—	$—	$—	$256,096	$256,096
Real estate:
1-4 family residential	—	—	—	—	154,071	154,071
Multifamily residential	—	—	—	—	227,676	227,676
Commercial real estate and other	—	—	—	—	936,513	936,513
Commercial and industrial	123	—	—	123	314,125	314,248
Consumer	—	—	—	—	5,328	5,328
	$123	$—	$—	$123	$1,893,809	$1,893,932

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2022
Construction and land development	$—	$—	$—	$—	$239,067	$239,067
Real estate:
1-4 family residential	—	—	—	—	144,322	144,322
Multifamily residential	—	—	—	—	218,606	218,606
Commercial real estate and other	—	—	—	—	958,676	958,676
Commercial and industrial	—	—	—	—	331,644	331,644
Consumer	—	—	—	—	5,458	5,458
	$—	$—	$—	$—	$1,897,773	$1,897,773

There were no loans over 90 days past due loans and still accruing interest as of March 31, 2023 and December 31, 2022.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of March 31, 2023 and December 31, 2022 follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate:
1-4 family residential	—	—	39	—
Multifamily residential	—	—	—	—
Commercial real estate and other	1	—	2	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$1	$—	$41	$—

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There were no collateral dependent loans as of March 31, 2023 and December 31, 2022.

Allowance for Credit Losses - Loans
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative effect adjustment to retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.
The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
At March 31, 2023, the Company utilized a probability-weighted three-scenario forecasts, representing a base-case scenario and two downside scenarios, to estimate the ACL, and the economic forecasts were released by Moody’s Analytics during the last week of March 2023 which included the onset of the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. These forecasts included a temporary pause in at the March 2023 meeting of the Federal Open Market Committee in the wake of recent bank failures, reflecting management’s view that the Federal Reserve will want to assess the impact of the bank failures, a sharp spike in near-term California unemployment rates ranging from 4.08% to 7.03%, and tightened credit conditions given the recent turmoil and liquidity concerns in the banking industry. The Company also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in the quantitative model.
Accrued interest receivable on loans receivable, net, totaled $5.7 million and $5.7 million at March 31, 2023 and December 31, 2022, respectively, and is included within accrued interest and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $76 thousand for the three months ended March 31, 2023. There was no provision for unfunded loan commitments for the three months ended March 31, 2022. The provision for unfunded loan commitments is included in provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $1.7 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. The reserve for unfunded loan commitments is included in accrued interest and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for the periods indicated follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Allowance for loan losses (ALL)
Balance, beginning of period	$17,099	$11,657
Adoption of ASU No. 2016-13(1)	5,027	—
Provision for loan losses	278	1,850
Charge-offs	(27)	—
Recoveries	14	27
Net (charge-offs) recoveries	(13)	27
Balance, end of period	$22,391	$13,534
Reserve for unfunded loan commitments
Balance, beginning of period	$1,310	$804
Adoption of ASU No. 2016-13(1)	439	—
Reversal of reserve for unfunded commitments	(76)	—
Balance, end of period	1,673	804
Allowance for credit losses (ACL), end of period	$24,064	$14,338
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

A summary of changes in the ACL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
March 31, 2023
Three Months Ended March 31, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
Provision (reversal of) for credit losses	215	37	31	(5)	278
Charge-offs	—	(12)	(15)	—	(27)
Recoveries	—	—	14	—	14
Net charge-offs	—	(12)	(1)	—	(13)
End of period	$3,397	$14,699	$4,241	$54	$22,391

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended March 31, 2022
Beginning of period	$666	$8,441	$2,548	$2	$11,657
Provision (reversal of) for credit losses	226	1,570	55	(1)	1,850
Charge-offs	—	—	—	—	—
Recoveries	—	1	25	1	27
Net recoveries	—	1	25	1	27
End of period	$892	$10,012	$2,628	$2	$13,534
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans, C&I loans participated with various other financial institutions and the special purpose vehicle (“SPV”) participations for the Main Street loans. Loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $69.5 million and $59.4 million at March 31, 2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $39.6 million and $30.3 million at March 31, 2023, and December 31, 2022, for which there was a related servicing asset of $684 thousand and $514 thousand, respectively.
Consideration for each SBA loan sale includes the cash received and a related servicing asset. The Company receives servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan. The servicing asset is based on the estimated fair value of these future cash flows to be collected. The risks inherent in SBA servicing assets primarily relates to accelerated prepayment of loans in excess of what was originally modeled driven by changes in interest rates and a reduction in the estimated future cash flows.
The servicing asset activity includes additions from loan sales with servicing retained, and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset is reported in other assets in the consolidated balance sheets. A summary of change in the SBA servicing asset as of March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance, beginning of period	$514	$170
Additions	192	14
Amortization (1)	(22)	(22)
Balance, end of period	$684	$162
(1) Included accelerated amortization of $3 thousand and $10 thousand for the three months ended March 31, 2023 and 2022, respectively.

SBA 7(a) loans sold during the three months ended March 31, 2023 totaled $9.9 million resulting in total gains on sale of SBA loans of $797 thousand. SBA 7(a) loans sold during the three months ended March 31, 2022 totaled $547 thousand resulting in total gains on sale of SBA loans of $49 thousand.

The fair value of the servicing asset was $673 thousand and $475 thousand at March 31, 2023 and December 31, 2022, respectively. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2023 and December 31, 2022 included:

(dollars in thousands)	March 31, 2023	December 31, 2022
Discount rate:
Range	12.4% – 27.1%	13.9% – 34.3%
Weighted average	16.4%	19.1%
Prepayment speed:
Range	9.7% – 43.9%	9.7% – 41.2%
Weighted average	15.8%	17.0%

The following table presents the components of net servicing fees, included in noninterest income, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Contractually specified fees	92	47
Amortization	(22)	(22)
Net servicing fees	$70	$25

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess purchase price over the fair value of all identifiable assets and liabilities acquired and totaled $37.8 million at March 31, 2023 and December 31, 2022. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. The Company performed a qualitative assessment for potential impairment as of December 31, 2022, and as a result of that assessment had determined that there has been no impairment to the goodwill. Due to the banking industry turmoil and the resulting volatility in our stock price during the month of March 31, 2023, the Company performed an analysis of goodwill for the three months ended March 31, 2023 that consisted of quantitative assessments to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of these analyses indicated that no impairment of goodwill existed as of March 31, 2023. There were no changes to goodwill during the three months ended March 31, 2023 and 2022.

Core deposit intangibles are amortized over periods of 0.67 to 8.59 years. As of March 31, 2023, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.8 years. The following table presents the changes in core deposit intangibles for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Gross balance, beginning of period	$4,185	$4,185
Additions	—	—
Gross balance, end of period	$4,185	$4,185

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Accumulated amortization:
Balance, beginning of period	$(2,601)	$(2,163)
Amortization	(91)	(99)
Balance, end of period	(2,692)	(2,262)
Net core deposit intangible, end of period	$1,493	$1,923

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
Remainder of 2023	$264
2024	271
2025	248
2026	227
2027	205
Thereafter	278
$1,493

NOTE 6 - DEPOSITS
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $70.9 million and $84.6 million as of March 31, 2023 and December 31, 2022, respectively. Brokered time deposits totaled $84.5 million and $20.7 million as of March 31, 2023 and December 31, 2022, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of March 31, 2023 and December 31, 2022, total collateralized deposits, including the deposits of State of California and their public agencies, were $24.9 million and $14.4 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At March 31, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2023	$148,575
2024	22,317
2025	2,514
2026	3,932
2027	73
$177,411

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of March 31, 2023 and December 31, 2022 follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB advances	$—	$50,000
Subordinated notes	17,794	17,770
Total borrowings	$17,794	$67,770
Federal Home Loan Bank Secured Line of Credit
At March 31, 2023, the Company had a secured line of credit of $481.7 million from the FHLB, of which $453.2 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2023, the Company had pledged qualifying loans with an unpaid principal balance of $846.3 million for this line. In addition, at March 31, 2023, the Company used $28.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no outstanding FHLB borrowings at March 31, 2023. There were $50.0 million in overnight borrowings at December 31, 2022.
Federal Reserve Bank Secured Line of Credit
At March 31, 2023, the Company had credit availability of $109.8 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2023, the Company had pledged qualifying loans with an unpaid principal balance of $134.6 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at March 31, 2023 and December 31, 2022.
In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S.Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty. At March 31, 2023, the Company did not establish any borrowing capacity through the BTFP program.

Federal Funds Unsecured Lines of Credit
At March 31, 2023, the Company had three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2023 and December 31, 2022.

Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2023 and December 31, 2022, were $206 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense in the consolidated statements of income. At March 31, 2023, the Company was in compliance with all covenants and terms of the Notes.

NOTE 8 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2023	2022
Net income	$8,224	$1,446

Weighted average common shares outstanding - basic	18,055,287	17,722,765
Dilutive effect of outstanding:
Stock options and unvested stock grants	565,504	391,351
Weighted average common shares outstanding - diluted	18,620,791	18,114,116

Earnings per common share - basic	$0.46	$0.08
Earnings per common share - diluted	$0.44	$0.08

A total of 275,171 performance based restricted stock grants were vested and included in the computation of diluted EPS for the three months ended March 31, 2023 because the performance conditions had been met as of March 31, 2023, but they were excluded in the computation of diluted EPS for the three months ended March 31, 2022 because the performance conditions had not been met. At March 31, 2023 and 2022, there were 74,707 and 85,858 restricted stock units and 22 and 180,804 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 9 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors and their related interests with which they are associated.
The balance of these loans outstanding and activity in related party loans for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$8,073	$10,259
New credit granted	—	—
Repayments	(21)	(26)
Balance at end of period	$8,052	$10,233

Directors and related interests deposits at March 31, 2023 and December 31, 2022, amounted to approximately $20.3 million and $4.7 million, respectively.
The Company leases the Ramona branch office from a principal shareholder and member of our Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three months ended March 31, 2023 and 2022 was $11 thousand and $10 thousand, respectively, and future minimum lease payments under the lease were $183 thousand as of March 31, 2023.

As of March 31, 2023, the holding company committed to a $2.0 million investment in the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Castle Creek Launchpad Fund I. At March 31, 2023, total capital contributions made to this investment were $348 thousand.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. Collateral may or may not be required based on management’s credit evaluation of the customer. The majority of the Company’s commitments to extend credit and standby letters of credit are secured by real estate.
The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$553,854	$596,349
Letters of credit issued to customers	3,679	4,794
Commitments to contribute capital to other equity investments	5,346	6,041
	$562,879	$607,184
At March 31, 2023 and December 31, 2022, the Company had unfunded commitments of $5.3 million and $6.0 million, respectively, for affordable housing partnerships that qualify for LIHTC and other tax benefits.
In 2016 and 2021, the Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three months ended March 31, 2023 and 2022 was $78 thousand and $87 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined. At this time, the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of income.

NOTE 11 - STOCK-BASED COMPENSATION PLAN
In contemplation of the holding company reorganization, in November 2019 the Company’s Board of Directors adopted the Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by shareholders in April 2020 with a maximum number of shares of common stock that may be issued or paid out under the plan of 2,200,000. In addition, upon the completion of the bank holding company reorganization in 2020, the Bank’s 2001 Stock Option Plan and 2011 Omnibus Equity Incentive Plan were terminated and all outstanding and unexpired stock options and all shares of restricted stock outstanding under the terminated plans became equivalent awards of the Company under the 2019 Plan.
In October 2020, the Company’s Board of Directors approved increasing the maximum number of shares under the 2019 Plan by 300,000 to 2,500,000. In June 2021, the Company’s Board of Directors approved increasing the maximum number of shares under the 2019 Plan by 900,000 to 3,400,000.
In addition, the 2019 Plan permits the Company to grant additional stock options and restricted share units. The Plan provides for the granting to eligible participants such incentive awards as the Board of Directors or a committee established by the Board, in its sole discretion, to administer the Plan. The Board has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the vesting and exercisability of the awards and the form of consideration payable upon exercise. Stock options expire no later than ten years from the date of the grant. The 2019 Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. Restricted stock units generally vest over a period of one to five years.
In connection with the Bank of Santa Clarita (“BSCA”) merger, the Company assumed each outstanding, unexercised option to acquire shares of BSCA common stock held by BSCA officers and employees who continue to be employed by the Company immediately following the merger, other than any stock options held by BSCA’s former chief executive officer. Total unexercised stock options were 90,731, of which 65,261 shares were vested and 25,470 shares were unvested. The remaining term on the assumed stock options ranges from 2.4 years to 9.2 years. Each such option assumed by the Company, immediately following the merger, represented a stock option to purchase the same number of shares as immediately prior to the merger, except that the assumed options represented the right to purchase shares of the Company’s stock instead of shares of BSCA stock. Each assumed option has the same exercise price and is subject to substantially the same terms and conditions as immediately prior to merger, including the original vesting schedule and conditions. All outstanding unexercised options to acquire shares of BSCA common stock held by employees who were not continuing employees or by BSCA’s former chief executive officer were canceled and terminated at the effective time of the merger.
Total stock-based compensation cost related to stock options and restricted shares units was $1.7 million and $773 thousand for the three months ended March 31, 2023 and 2022, respectively.
Stock Options
As of March 31, 2023, there was $141 thousand of total unrecognized compensation cost related to the outstanding stock options. The intrinsic value of stock options exercised was approximately $49 thousand and $329 thousand for the three months ended March 31, 2023 and 2022, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2023 and 2022.

A summary of changes in outstanding stock options during the three months ended March 31, 2023 and 2022 are presented below:

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Three Months Ended March 31, 2023
Outstanding at beginning of period	326,868	$9.53
Granted	—	$—
Exercised	(6,950)	$9.64
Forfeited	(27,580)	$12.79
Outstanding at end of period	292,338	$9.22	3.9	$1,528
Options exercisable	264,638	$8.94	3.7	$1,458

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Three Months Ended March 31, 2022
Outstanding at beginning of period	536,651	$9.36
Granted	—	$—
Exercised	(41,000)	$7.38
Forfeited	(35,883)	$11.79
Outstanding at end of period	459,768	$9.35	4.8	$2,784
Options exercisable	388,253	$8.94	4.4	$2,509

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three months ended March 31, 2023 and 2022 is presented below:

	Three Months Ended
	March 31, 2023
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	959,337	$11.55
Granted	170,934	$16.93
Vested (1)	(347,097)	$10.51
Forfeited	—	$—
Unvested at end of period	783,174	$13.18
(1) Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29.

	Three Months Ended
	March 31, 2022
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,010,501	$10.55
Granted	186,921	$15.37
Vested	(5,625)	$12.96
Forfeited	(53,364)	$9.01
Unvested at end of period	1,138,433	$11.40

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. For the three months ended March 31, 2023, the Company recorded accelerated stock-based compensation totaling $632 thousand.
As of March 31, 2023, there was $8.6 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.6 years. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2023 and 2022 was $3.6 million and $73 thousand, respectively, and related tax benefits were approximately $652 thousand and $4 thousand, respectively.
As of March 31, 2023, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates the service affiliation with the Company.
NOTE 12 - REGULATORY MATTERS
At March 31, 2023 and December 31, 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of March 31, 2023 and December 31, 2022, the Bank is “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no conditions or events that management believes have changed the Bank’s categories. Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which we are subject.

Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at March 31, 2023. At March 31, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total Capital (to Risk-Weighted Assets)	$270,860	12.61%	$171,803	8.0%	$214,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	250,896	11.68%	128,852	6.0%	171,803	8.0%
CET1 Capital (to Risk-Weighted Assets)	250,896	11.68%	96,639	4.5%	139,590	6.5%
Tier 1 Capital (to Average Assets)	250,896	11.15%	89,987	4.0%	112,484	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

The primary source of funds for the Company is dividends from the Bank. Under federal law, the Bank may not declare a dividend in excess of its undivided profits and, absent the approval of the OCC, the Bank’s primary banking regulatory, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank also is prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.
The Federal Reserve limits the amount of dividends that bank holding companies may pay on common stock to income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies.

NOTE 13 - FAIR VALUE
The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value of financial instruments
Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates. The following methods and assumptions were used to estimate the fair value of significant financial instruments:
Cash and Due from Banks: The carrying amounts of cash and short-term instruments approximate fair values because of the liquidity of these instruments.
Fed Funds and Interest-Bearing Balances: The carrying amount is assumed to be the fair value given the short-term nature of these deposits.
Debt Securities Held to Maturity and Available for Sale: The fair values of securities held to maturity and available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Loans Held for Sale: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics.
Loans Held for Investment, net: The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. For impaired loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral. This approach utilizes the estimated net sales proceeds to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than using an income-based approach as these loans are not performing or exhibit strong signs indicative of non-performance.
Restricted Stock Investments: Investments in FHLB and Federal Reserve stocks are recorded at cost and measured for impairment. Ownership of FHLB and Federal Reserve stocks are restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB and Federal Reserve stock is equal to the carrying amount.
Other Equity Securities: The fair value of equity securities is based on quoted prices in active markets for identical assets to determine the fair value. If quoted prices are not available to determine fair value, the Company estimates the fair values by using independent pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of the carrying amount or fair value, less costs to sell. The fair value of OREO is generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs.
Accrued Interest Receivable: The fair value of accrued interest receivable approximates their carrying amounts.
Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.
Borrowings: The fair values of the Company’s overnight borrowings from Federal Home Loan Bank approximates their carrying value as the advances were recently borrowed at market rate. The fair value of fixed-rated term borrowings is estimated using a discounted cash flow through the remaining maturity dates based on the current borrowing rates for similar types of borrowing arrangements. The fair values of subordinated debt are based on rates currently available to the Company for debt with similar terms and remaining maturities.
Accrued Interest Payable: The fair value of accrued interest payable approximates their carrying amounts.
Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.
The estimated fair value hierarchy level and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022, is summarized as follows:

		March 31, 2023		December 31, 2022
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$34,159	$34,159	$60,295	$60,295
Fed funds and interest-bearing balances	Level 1	67,980	67,980	26,465	26,465
Debt securities available for sale	Level 2	124,438	124,438	112,580	112,580
Debt securities held to maturity	Level 2	53,864	49,713	53,946	47,906
Loans held for sale	Level 2	577	629	9,027	9,616
Loans held for investment, net	Level 3	1,871,541	1,824,618	1,880,674	1,836,782
Restricted stock, at cost	Level 2	14,557	14,557	14,543	14,543
Other equity securities	Level 2	7,540	7,540	6,974	6,974
Accrued interest receivable	Level 2	6,842	6,842	6,868	6,868

Financial liabilities:
Deposits	Level 2	1,985,856	1,984,292	1,931,905	1,929,947
Borrowings	Level 2	17,794	17,454	67,770	67,387
Accrued interest payable	Level 2	491	491	215	215

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$31,576	$—	$31,576
SBA securities	—	7,316	—	7,316
U.S. Treasury	—	6,049	—	6,049
U.S. Agency	—	6,316	—	6,316
Collateralized mortgage obligations	—	47,766	—	47,766
Taxable municipal	—	4,269	—	4,269
Tax exempt bank-qualified municipals	—	21,146	—	21,146
	$—	$124,438	$—	$124,438

December 31, 2022
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$23,295	$—	$23,295
SBA securities	—	7,872	—	7,872
U.S. Treasury	—	5,952	—	5,952
U.S. Agency	—	6,183	—	6,183
Collateralized mortgage obligations	—	44,423	—	44,423
Taxable municipal	—	4,228	—	4,228
Tax exempt bank-qualified municipals	—	20,627	—	20,627
	$—	$112,580	$—	$112,580
Nonrecurring fair value measurements
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2023, the Company determined the amounts measured at fair value on a nonrecurring basis were immaterial and the Company did not have any nonrecurring fair value measurements at December 31, 2022.
NOTE 14 - SUBSEQUENT EVENTS
On June 14, 2023, the Company announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Part I - Financial Information, Item 1 - Financial Statements of this filing.

	Three Months Ended
($ in thousands except share and per share data)	March 31, 2023	December 31, 2022	March 31, 2022
EARNINGS
Net interest income	$24,892	$25,269	$17,795
Provision for credit losses	$202	$750	$1,850
Noninterest income	$1,570	$188	$1,603
Noninterest expense	$15,019	$13,112	$15,552
Income tax expense	$3,017	$3,121	$550
Net income	$8,224	$8,474	$1,446
Pre-tax pre-provision income (1)	$11,443	$12,345	$3,846
Diluted earnings per share	$0.44	$0.46	$0.08
Ending shares outstanding	18,271,194	17,940,283	17,753,849

PERFORMANCE RATIOS
Return on average assets	1.46%	1.46%	0.26%
Return on average common equity	12.72%	13.21%	2.37%
Yield on loans	5.78%	5.47%	4.70%
Yield on earning assets	5.53%	5.14%	3.54%
Cost of deposits	0.80%	0.51%	0.08%
Cost of funds	0.88%	0.56%	0.14%
Net interest margin	4.71%	4.62%	3.40%
Efficiency ratio (1)	56.8%	51.5%	80.2%
Net (charge-offs) recoveries to average loans held-for-investment	(0.003)%	0.000%	0.007%
(1) Refer to Non-GAAP Financial Measures in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

	March 31, 2023	December 31, 2022
CAPITAL
Tangible equity to tangible assets (1)	10.13%	9.84%
Book value (BV) per common share	$14.64	$14.51
Tangible BV per common share (1)	$12.49	$12.32

ASSET QUALITY
Allowance for loan losses (ALL)	$22,391	$17,099
Reserve for unfunded loan commitments	1,673	1,310
Allowance for credit losses (ACL)	$24,064	$18,409
ALL to total loans	1.18%	0.90%
ACL to total loans	1.27%	0.97%
Nonperforming loans	$1	$41
Other real estate owned	$—	$—
Nonperforming assets to total assets	0.000%	0.002%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,894,509	$1,906,800
Total assets	$2,292,053	$2,283,927
Deposits	$1,985,856	$1,931,905
Loans to deposits	95.4%	98.7%
Shareholders' equity	$267,539	$260,355
(1) Refer to Non-GAAP Financial Measures included in the, Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes. Historical consolidated results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or consolidated results of operations for any future periods. We are a bank holding company and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank level.

Overview
Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby Bank of Southern California, N.A. became the wholly owned subsidiary of the Company. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 13 branch offices serving Orange, Los Angeles, Riverside, San Diego and Ventura counties. We have kept a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing value through strong client partnerships. We are a Preferred SBA Lender. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans, SBA loans, and consumer loans. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Nasdaq Listing
Our Registration Statement on Form 10 was filed with the U.S. Securities and Exchange Commission (the “SEC”) and declared effective on May 10, 2023. Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) at the opening of trading on May 11, 2023, under the symbol “BCAL.”
Difficult Market Conditions are Adversely Affecting the Banking Industry
The COVID-19 pandemic continues to recede and thus is becoming less disruptive to the economy. Concerns of a potential recession have increased as the Federal Reserve continues to increase interest rates to slow down inflation. The Federal Reserve raised interest rates by an aggregate of 500 basis points in 2022 and through May 2023, to a range between 5.0% and 5.25%, the highest level in 15 years. The Federal Reserves paused interest rates after 15 months of hikes in June 2023, but signaled two more increases are likely in 2023 to tame stubborn inflation. In its June 2023 statement, the Federal Reserve said “The U.S. banking system is sound and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Federal Open Market Committee (“FOMC”) remains highly attentive to inflation risks” and that it “seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.” Future actions that may be taken by the Federal Reserve may continue to impact key macroeconomic variables.
The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions beginning in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation is stabilizing due to strong actions taken by federal regulators in attempts to calm the markets. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S.Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty.
Notwithstanding these recent market events and activities, we have not been materially impacted on our financial condition, operations, customer base, liquidity, capital position or risk profile. We have a strong consolidated balance sheet with very diversified deposit and loan portfolios, with very little sector or individual customer concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of commercial industries. The current uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models and our accumulated other comprehensive loss on our available-for-sale debt securities is manageable. However, in an abundance of caution, we have proactively responded to these events by reaching out to our deposit customers and explaining what differentiates us from the recently failed banks and assuring them that their deposits remain safe.
We have a highly skilled lending production and related support team, and a successful SBA lending and an experienced credit administration team. Given our concentrations in Commercial Real Estate secured loans, we mitigate concentration risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at March 31, 2023, our concentration of such loans represented 537% of our total risk-based capital. In addition, at March 31, 2023, total loans secured by commercial real estate under construction and land development represented 95% of our total risk-based capital.
Given the nature of our commercial banking business, approximately 50% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2023. However, we offer large depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $140.3 million, or 7% of total deposits at March 31, 2023, compared to $65.5 million, or 3% of total deposits at December 31, 2022.
We have a small investment portfolio of high-quality securities. As of March 31, 2023, the amortized cost of our held-to-maturity debt securities was $53.9 million, or approximately 2.4% of total assets. The fair value of our available-for-sale debt securities was $124.4 million, or approximately 5.4% of total assets. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates.
Our liquidity position remained strong, with the following financial balances (unaudited) as of March 31, 2023, compared to December 31, 2022:
•Total cash and cash equivalents approximately $102.1 million, compared to $86.8 million.
•Total liquidity ratio approximately 11.4%, compared to 10.5%.
•Unpledged, liquid securities were approximately $132 million, compared to $122 million.
~~•~~Available borrowing capacity from Federal Home Loan Bank (“FHLB”) secured lines of credit approximately $453.2 million, compared to $374.4 million. There were no outstanding borrowings at FHLB at March 31, 2023.
•Increased our available borrowing capacity from Federal Reserve Discount Window program to approximately $109.8 million, compared to $11.3 million. There were no outstanding borrowings under this program at March 31, 2023.
•Available borrowing capacity from the three unsecured credit lines from correspondent banks totaling $75.0 million at both period ends. There were no outstanding borrowings on these lines at March 31, 2023.
•Did not participate in Federal Reserve Bank Term Funding Program borrowings in March 31, 2023.
We continue to monitor macroeconomic variables related to increasing interest rates, inflation, the concerns of an economic downturn, and its effects on our business, customers, employees, communities and markets. The following challenges could have an impact on our business, consolidated financial condition or near- or longer-term consolidated results of operations:

•Slower loan growth and declining deposits;
•Difficulty retaining and attracting deposit relationships;

•Credit quality deterioration of our loan portfolio resulting in additional provision for credit losses and impairment charges;
•Margin pressure as we increase deposit rates in response to expected further rate increases by the FOMC and our competitors;
•Increases in other comprehensive loss from the unrealized losses on available-for-sale debt securities; and
•Liquidity stresses to maintain sufficient levels of high-quality liquid assets and access to borrowing lines.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the financial services industry, the most significant of which are described under Note 1 — Basis of Presentation and Summary of Significant Accounting Policies included in Item 13. Financial Statements and Supplementary Data of our Registration Statement.
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. While we base these estimates, assumptions and judgments on historical experience, current information available and other factors deemed to be relevant, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements.
Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties and could potentially result in materially different results under different assumptions and conditions. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. The following is a discussion of these critical accounting policies and significant estimates that require us to make complex and subjective judgments.
On January 1, 2023, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under the CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. We elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. We elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
Concurrent with the adoption of ASU 2016-13, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, which eliminated TDR accounting prospectively for all loan modifications occurring on or after January 1, 2023 and added additional disclosure requirements for current period gross charge-offs for by year of origination. It also prescribes guidance for reporting modifications for certain loan re-financings and restructurings made to borrowers experiencing financial difficulty. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the superseded TDR accounting guidance until the loan is paid off, liquidated, or subsequently modified.

Please also see Significant Accounting Polices under Note 1 — Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part I — Financial Information, Item 1 — Financial Statements of this filing for additional information.
The following provides a summary of our policy for the accounting for the allowance for credit losses - Loans under ASC 326:
Allowance for Credit Losses - Loans
An allowance for credit losses is our estimate of expected lifetime credit losses for its loan held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
The ACL on loans held for investment represents the portion of the loan’s amortized cost basis that we do not expect to collect due to anticipated credit losses over the loan’s contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the probability of default is assumed to remain unchanged for the remaining life of the loan. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level.
At March 31, 2023, the following loan portfolio segments, based on regulatory call codes and related risk ratings, have been identified:
•Construction and land development
•Real estate
◦1-4 family residential
◦Multifamily residential
◦Commercial real estate and other
•Commercial and industrial
•Consumer
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Our ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. Assumptions for prepayment/

curtailment rate are based on benchmark rates provided by our third-party loss model provider. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by our third-party model provider. We use numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in our ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in our ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions.
In addition to the quantitative model, management periodically considers the need for qualitative adjustments to the ACL. Such qualitative adjustments may be related to and include, but are not limited to factors such as: differences in segment-specific risk characteristics, periods wherein current conditions and reasonable and supportable forecasts of economic conditions differ from the conditions that existed at the time of the estimated loss calculation, model limitations and management’s overall assessment of the adequacy of the ACL. Qualitative risk factors are periodically evaluated by management.
Generally, the measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually for credit loss and are not included in the evaluation process discussed above. Expected credit losses on all individually evaluated loans are measured, primarily through the evaluation of estimated cash flows expected to be collected, or collateral values measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the net realizable value of the collateral. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC Topic 326, individually evaluated loans were referred to as impaired loans. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment.
Prior to the adoption of ASC 326 Financial Instruments — Credit Losses on January 1, 2023, the Company utilized the incurred loss model to estimate the allowance for loan losses. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies included in Item 13. Financial Statements and Supplementary Data of our Registration Statement for additional information regarding accounting for the allowance for loan losses, impaired loans, and troubled debt restructurings.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination are measured at fair value on the acquisition date. The excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date is recognized as goodwill.
The estimates used to determine the fair values of assets and liabilities acquired in a business combination can be complex and require judgment. For example, we utilize a discounted cash flow approach to measure the fair value of core deposit intangible assets acquired in business combinations. This approach requires us to apply a number of critical estimates that include, but are not limited to, future expected cash flows from depositor relationships, expected “decay” rates, and the determination of discount rates. These critical estimates are difficult to predict and may result in impairment charges in future periods if actual results materially differ from those initially estimated.
Non-GAAP Financial Measures
This filing contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP. We believe the presentation of certain non-GAAP financial measures provides information useful to assess our consolidated financial condition and consolidated results of operations and to assist investors in evaluating our consolidated financial results relative to our peers. These non-GAAP financial measures complement our GAAP reporting and are presented below to provide investors and others with information that we use to manage the business each period. Because not all companies use identical calculations, the presentation of these non-GAAP financial measures may not be comparable to other similarly titled measures used by other companies. These non-GAAP measures should be taken together with the corresponding GAAP measures and should not be considered a substitute of the GAAP measures.
(1) Efficiency ratio is computed by dividing noninterest expense by total net interest income and noninterest income. We measure our success and the productivity of our operations through monitoring of the efficiency ratio.
(2) Pre-tax pre-provision income is computed by adding net interest income and noninterest income and subtracting noninterest expense. This non–GAAP financial measure provides a greater understanding of pre–tax profitability before giving effect to credit loss expense.
(3) Average tangible common equity is computed by subtracting goodwill and core intangible deposits, net, from average shareholders’ equity.
(4) Return on average tangible common equity is computed by dividing net income by average tangible common equity. It helps us measure our performance of businesses consistently, whether they were acquired or developed internally.
(5) Tangible common equity and tangible assets are computed by subtracting goodwill and core deposit intangibles, net, from total shareholders’ equity and total assets, respectively.
(6) Tangible common equity to tangible assets ratio is computed by dividing tangible common equity by tangible assets.
(7) Tangible book value per share is computed by dividing tangible common equity by total common shares outstanding. We consider tangible book value per share a meaningful measure because it suggests what our common shareholders can expect to receive if we are in financial distress and are forced to liquidate our assets at the book value price. Intangible assets like goodwill are not a part of the process since they cannot be sold for cash during liquidation.
We consider average tangible common equity, tangible common equity, and tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Efficiency Ratio
Noninterest expense	$15,019	$13,112	$15,552

Net interest income	24,892	25,269	17,795
Noninterest income	1,570	188	1,603
Total net interest income and noninterest income	$26,462	$25,457	$19,398
(1) Efficiency ratio (non-GAAP)	56.8%	51.5%	80.2%

Pre-tax Pre-provision Income
Net interest income	$24,892	$25,269	$17,795
Noninterest income	1,570	188	1,603
Total net interest income and noninterest income	26,462	25,457	19,398
Less: Noninterest expense	15,019	13,112	15,552
(2) Pre-tax pre-provision income (non-GAAP)	$11,443	$12,345	$3,846

Return on Average Assets, Equity, and Tangible Equity
Net income	$8,224	$8,474	$1,446

Average assets	$2,277,971	$2,309,382	$2,259,801
Average shareholders’ equity	262,118	254,480	247,730
Less: Average intangible assets	39,340	39,475	38,760
(3) Average tangible common equity (non-GAAP)	$222,778	$215,005	$208,970

Return on average assets	1.46%	1.46%	0.26%
Return on average equity	12.72%	13.21%	2.37%
(4) Return on average tangible common equity (non-GAAP)	14.97%	15.64%	2.81%

(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$267,539	$260,355
Less: Intangible assets	39,296	39,387
(5) Tangible common equity (non-GAAP)	$228,243	$220,968

Total assets	$2,292,053	$2,283,927
Less: Intangible assets	39,296	39,387
(5) Tangible assets (non-GAAP)	$2,252,757	$2,244,540

Equity to asset ratio	11.67%	11.40%
(6) Tangible common equity to tangible asset ratio (non-GAAP)	10.13%	9.84%
Book value per share	$14.64	$14.51
(7) Tangible book value per share (non-GAAP)	$12.49	$12.32
Shares outstanding	18,271,194	17,940,283

Results of Operations
Net Income
Net income for the three months ended March 31, 2023 was $8.2 million, or $0.44 per diluted share, compared to $8.5 million or $0.46 per diluted share in the prior quarter, and $1.4 million, or $0.08 per diluted share for the three months ended March 31, 2022.
The $250 thousand decrease in net income from the prior quarter was primarily due to a $377 thousand decrease in net interest income and a $1.9 million increase in noninterest expense, partially offset by a $1.4 million increase in noninterest income and a $548 thousand decrease in the provision for credit losses. Pre-tax, pre-provision income for the three months ended March 31, 2023 was $11.4 million, a decrease of $902 thousand, or 7.3% compared to pre-tax, pre-provision income of $12.3 million for the three months ended December 31, 2022.
The $6.8 million increase in net income from the three months ended March 31, 2022 was primarily due to a $7.1 million increase in net interest income, a $1.6 million decrease in the provision for credit losses and a $533 thousand decrease in noninterest expense, partially offset by a $2.5 million increase in income taxes. Pre-tax, pre-provision income for the three months ended March 31, 2023 was $11.4 million, an increase of $7.6 million, or 197.5% compared to pre-tax, pre-provision income of $3.8 million for the three months ended March 31, 2022.
Net Interest Income and Margin
Net interest income is our primary source of revenue, which is the difference between interest income on loans, debt securities and other investments (collectively, “interest-earning assets”) and interest expense on deposits and borrowings (collectively, “interest-bearing liabilities”). Net interest margin represents net interest income expressed as a percentage of interest-earning assets. Net interest income is affected by changes in volume, mix, and rates of interest-earning assets and interest-bearing liabilities, as well as days in a period.

We closely monitor both total net interest income and the net interest margin and seek to maximize net interest income without exposing us to an excessive level of interest rate risk through our asset and liability management policies.
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs for the years indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total non-PPP loans	$1,890,758	$27,005	5.79%	$1,866,708	$25,755	5.47%	$1,496,375	$16,409	4.45%
Total PPP loans	3,476	14	1.63%	3,997	26	2.58%	34,867	1,322	15.38%
Total loans(1)	1,894,234	27,019	5.78%	1,870,705	25,781	5.47%	1,531,242	17,731	4.70%
Taxable debt securities	97,023	731	3.06%	102,205	647	2.51%	72,309	254	1.42%
Tax-exempt debt securities (2)	74,188	487	3.37%	73,166	488	3.35%	15,163	76	2.57%
Deposits in other financial institutions	37,611	457	4.93%	40,781	347	3.38%	463,977	193	0.17%
Fed funds sold/resale agreements	25,306	287	4.60%	68,437	637	3.69%	23,822	11	0.19%
Restricted stock investments and other bank stock	14,902	228	6.20%	14,883	243	6.48%	14,009	220	6.37%
Total interest-earning assets	2,143,264	29,209	5.53%	2,170,177	28,143	5.14%	2,120,522	18,485	3.54%
Total noninterest-earning assets	134,707			139,205			139,279
Total assets	$2,277,971			$2,309,382			$2,259,801

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$206,785	$316	0.62%	$215,272	$121	0.22%	$190,530	$81	0.17%
Money market and savings accounts	685,368	2,587	1.53%	700,544	1,975	1.12%	694,155	201	0.12%
Time deposits	152,613	975	2.59%	123,524	463	1.49%	97,030	98	0.41%
Total interest-bearing deposits	1,044,766	3,878	1.51%	1,039,340	2,559	0.98%	981,715	380	0.16%
Borrowings:
FHLB advances	14,356	168	4.75%	3,696	44	4.72%	—	—	—%
Subordinated debt	17,783	271	6.18%	17,759	271	6.05%	17,688	272	6.24%
Junior subordinated debentures	—	—	—%	—	—	—%	2,737	38	5.63%
Total borrowings	32,139	439	5.54%	21,455	315	5.82%	20,425	310	6.16%
Total interest-bearing liabilities	1,076,905	4,317	1.63%	1,060,795	2,874	1.07%	1,002,140	690	0.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	915,160			970,908			990,185
Other liabilities	23,788			23,199			19,746
Shareholders’ equity	262,118			254,480			247,730
Total Liabilities and Shareholders’ Equity	$2,277,971			$2,309,382			$2,259,801
Net interest spread			3.90%			4.07%			3.26%
Net interest income and margin(4)		$24,892	4.71%		$25,269	4.62%		$17,795	3.40%
Cost of deposits(5)			0.80%			0.51%			0.08%
Cost of funds(6)			0.88%			0.56%			0.14%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $532 thousand, $495 thousand and $1,665 thousand for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 46.69%, 48.30% and 50.21% of average total deposits for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
(4)Annualized net interest income divided by average interest-earning assets.
(5)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of deposits is calculated as annualized total interest expense on deposits divided by average total deposits.
(6)Total funding is the sum of total interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Net interest income for the three months ended March 31, 2023 was $24.9 million, compared to $25.3 million in the prior quarter. The $377 thousand decrease in net interest income was due to two fewer interest-earning days, higher average balances and costs of interest-bearing liabilities, and lower average balances of interest-earning assets, partially offset by higher yields on interest-earning assets.
Net interest margin for the three months ended March 31, 2023 was 4.71%, compared with 4.62% in the prior quarter. The increase was primarily related to a 39 basis points increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix, partially offset by a 32 basis points increase in the cost of funds. The yield on total earning assets during the three months ended March 31, 2023 was 5.53%, compared with 5.14% in the prior quarter. The yield on average total loans during the three months ended March 31, 2023 was 5.78%, an increase of 31 basis points from 5.47% in the prior quarter.
During the three months ended March 31, 2023, total interest income increased by $1.1 million to $29.2 million, comprised of a $1.2 million increase in loan interest income and an $83 thousand increase in interest on debt securities, partially offset by a $255 thousand decrease in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors, including higher average non-PPP loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets decreased $26.9 million, resulting from a $43.1 million decrease in average Fed funds sold/resale agreements, a $4.2 million decrease in average debt securities, a $3.2 million decrease in average lower yielding deposits in other financial institutions, and partially offset by a $24.1 million increase in average non-PPP loans.
During the three months ended March 31, 2023, total interest expense increased by $1.4 million to $4.3 million, comprised primarily of a $1.3 million increase in interest on deposits due to increases in target Fed fund rates, coupled with the increase in average balances compared to the prior quarter.
Total cost of funds for the three months ended March 31, 2023 was 0.88%, an increase of 32 basis points from 0.56% in the prior quarter. The increase in total cost of funds was the result of a 53 basis points increase in the cost of interest-bearing deposits from 0.98% for the three months ended December 31, 2022 to 1.51% for the three months ended March 31, 2023, combined with a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $55.7 million to $915.2 million and represented 46.7% of total average deposits during the three months ended March 31, 2023, compared with $970.9 million and 48.3%, respectively, for the prior quarter. The total cost of deposits for the three months ended March 31, 2023 was 0.80%, up 29 basis points from 0.51% in the prior quarter.
Average total borrowings increased $10.7 million to $32.1 million for the three months ended March 31, 2023 resulting primarily from an increase in average FHLB advances. The average cost of total borrowings was 5.54% for the three months ended March 31, 2023, a decrease from 5.82% in the prior quarter.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net interest income for the three months ended March 31, 2023 was $24.9 million, compared to $17.8 million in the prior year. The $7.1 million increase in net interest income was due to higher average balances and yields on interest-bearing assets, partially offset by higher average balances and costs of interest-bearing liabilities.
Net interest margin for the three months ended March 31, 2023 was 4.71%, compared with 3.40% for the same 2022 period. The increase was primarily related to a 199 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix, partially offset by a 74 basis point increase in the cost of funds. The yield on total earning assets during the three months ended March 31, 2023 was 5.53%, compared with 3.54% for the same 2022 period. The yield on average loans during the three months ended March 31, 2023 was 5.78%, an increase of 108 basis point from 4.70% for the same 2022 period.
During the three months ended March 31, 2023, total interest income increased $10.7 million, comprised of a $9.3 million increase in total loan interest income, an $888 thousand increase in debt securities income, and a $548 thousand increase interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors: higher average non-PPP loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $22.7 million, resulting primarily from a $394.4 million increase in average non-PPP loans, a $1.5 million increase in average Fed funds sold/resale agreements, and a $83.7 million increase in average debt securities, partially offset by a $426.4 million decrease in average lower yielding deposits in other financial institutions, and a $31.4 million decrease in average PPP loans.
During the three months ended March 31, 2023, total interest expense increased by $3.6 million to $4.3 million, comprised primarily of a $3.5 million increase in interest on deposits due to increases in target Fed fund rates, coupled with the increase in average balances between periods.
Total cost of funds for the three months ended March 31, 2023 was 0.88%, an increase of 74 basis points from 0.14% for the same 2022 period. The increase in total cost of funds was the result of a 135 basis points increase in the cost of interest-bearing deposits from 0.16% for the three months ended March 31, 2022 to 1.51% for the three months ended March 31, 2023, partially offset by a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $75.0 million to $915.2 million and represented 46.7% of total average deposits during the three months ended March 31, 2023, compared with $990.2 million and 50.2%, respectively, for the same 2022 period. The total cost of deposits for the three months ended March 31, 2023 was 0.80%, up 72 basis points from 0.08% for the same 2022 period.
Average total borrowings increased $11.7 million to $32.1 million for the three months ended March 31, 2023 resulting primarily from a $14.4 million increase in average FHLB advances, partially offset by a $2.7 million decrease in junior subordinated debentures from early extinguishment during the third quarter of 2022. The average cost of total borrowings was 5.54% for the three months ended March 31, 2023, a decrease from 6.16% for the same 2022 period.

Rate/Volume Analysis
The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume multiplied by the prior rate and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2023 vs. December 31, 2022			Three Months Ended March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total non-PPP loans	$(232)	$1,482	$1,250	$4,934	$5,662	$10,596
Total PPP loans	(4)	(8)	(12)	(657)	(651)	(1,308)
Total loans	(236)	1,474	1,238	4,277	5,011	9,288
Taxable debt securities	(48)	132	84	110	367	477
Tax-exempt debt securities	(5)	4	(1)	373	38	411
Deposits in other financial institutions	(36)	146	110	(336)	600	264
Fed fund sold/resale agreements	(476)	126	(350)	1	275	276
Restricted stock investments and other bank stock	(4)	(11)	(15)	13	(5)	8
Total interest-earning assets	(805)	1,871	1,066	4,438	6,286	10,724

Interest-bearing liabilities:
Interest-bearing NOW accounts	(7)	202	195	8	227	235
Money market and savings accounts	(86)	698	612	(3)	2,389	2,386
Time deposits	47	465	512	315	562	877
Total interest-bearing deposits	(46)	1,365	1,319	320	3,178	3,498
Borrowings:
FHLB advances	123	1	124	168	—	168
Subordinated debt	—	—	—	(1)	—	(1)
Junior subordinated debentures	—	—	—	(19)	(19)	(38)
Total borrowings	123	1	124	148	(19)	129
Total interest-bearing liabilities	77	1,366	1,443	468	3,159	3,627
Net interest income	$(882)	$505	$(377)	$3,970	$3,127	$7,097

Provision for Loan Losses
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
The Company recorded a provision for credit losses of $202 thousand under the CECL model, compared to a $750 thousand provision in the prior quarter under the incurred loss model. The provision for credit losses included a $76 thousand negative provision for unfunded commitments primarily due to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $43.6 million to $557.5 million at March 31, 2023 from $601.1 million at December 31, 2022. The provision for credit losses was driven by a number of factors: a slight increase in loan downgrades into special mention and substandard, changes in the portfolio mix and our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation over bank turmoil, and a decrease in total loan balances. The Company also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in quantitative analysis. The Company’s management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
We recorded a provision for credit losses of $202 thousand under the CECL model, compared to $1.9 million for the same 2022 period. The $1.9 million provision for credit losses in the prior year was due to strong organic loan growth, which resulted in a $125.1 million increase in total loans.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Service charges and fees on deposit accounts	$262	$278	$289
Interchange and ATM income	177	178	198
Gain on sale of loans	808	293	49
Income from bank-owned life insurance	223	221	832
Servicing and related income on loans, net	75	53	69
Loss on sale of debt securities	—	(994)	—
Other charges and fees	25	159	166
Total noninterest income	$1,570	$188	$1,603
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Total noninterest income during the three months ended March 31, 2023 was $1.6 million, an increase of $1.4 million compared to total noninterest income of $188 thousand in the prior quarter. The increase was due primarily to higher gain on sale of loans during the quarter, and the prior quarter including a loss on sale of debt securities, offset by lower other charges and fees for the three months ended March 31, 2023.
Gain on sale of loans was $808 thousand during the three months ended March 31, 2023, compared to $293 thousand during the prior quarter. The $515 thousand increase was primarily due to the SBA 7(a) loan sales during the three months ended March 31, 2023. During the three months ended March 31, 2023, loan sales related to 7 SBA loans with a net carrying value of $9.9 million, resulted in a gain of $797 thousand, at an average premium of 8.04% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to four SBA loans sold with a net carrying value of $5.1 million, resulting in a gain of $293 thousand, at an average premium of 5.76% during the prior quarter.
There were no losses on debt securities during the three months ended March 31, 2023, compared to a loss on sale of debt securities of $994 thousand during the prior quarter. During the three months ended December 31, 2022, we sold $23.3 million of low-yielding available-for-sale debt securities in order to redeploy the proceeds into higher-yielding securities, resulting in a loss of $994 thousand. There was no corresponding transaction in 2023.
Other charges and fees during the three months ended March 31, 2023 was $25 thousand, a decrease of $134 thousand compared to $159 thousand in the prior quarter. The decrease was due primarily to lower income from equity investments.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Total noninterest income during the three months ended March 31, 2023 was $1.6 million, a decrease of $33 thousand compared to total noninterest income of $1.6 million for the same 2022 period. The decrease was due primarily to decreases in deposit-related fees, income from bank-owned life insurance, and other charges and fees, partially offset by higher gains on sale of loans.
Deposit-related fees, which include service charges and fees on deposit accounts and interchange and ATM income was $439 thousand during the three months ended March 31, 2023, a decrease of $48 thousand from $487 thousand for the same 2022 period. The decrease in fees was due primarily to lower average noninterest-bearing deposit balances between periods.
Gain on sale of loans was $808 thousand during the three months ended March 31, 2023, compared to $49 thousand during the prior year. The $759 thousand increase was primarily due to the SBA 7(a) loan sales during the three months ended March 31, 2023. During the three months ended March 31, 2023, loan sales related to seven SBA loans with a net carrying value of $9.9 million, resulted in a gain of $797 thousand, at an average premium of 8.04% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to one SBA loan sold with a net carrying value of $547 thousand, resulting in a gain of $49 thousand during the three months ended March 31, 2022.
Income from bank-owned life insurance was $223 thousand during the three months ended March 31, 2023, compared to $832 thousand for the same 2022 period. The $609 thousand decrease between periods was primarily due to the prior year quarter including higher death benefit income.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Salaries and employee benefits	$10,241	$8,634	$10,196
Occupancy and equipment	1,447	1,458	1,410
Data processing and communications	1,056	1,089	1,420
Legal, audit and professional	785	487	617
Regulatory assessments	452	345	339
Director and shareholder expenses	213	219	195
Merger and related (income) expenses	—	(8)	524
Core deposit intangible amortization	91	141	99
Other expenses	734	747	752
Total noninterest expense	$15,019	$13,112	$15,552
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Total noninterest expense during the three months ended March 31, 2023 was $15.0 million, an increase of $1.9 million compared with total noninterest expense of $13.1 million in the prior quarter. The increase was primarily due to increases in salaries and benefits, legal, audit and professional fees, and regulatory assessments.
Salaries and employee benefits were $10.2 million during the three months ended March 31, 2023, compared to $8.6 million during the prior quarter. The $1.6 million increase in salaries and benefits was due primarily to accelerated stock compensation expense related to the vesting of performance-based restricted stock units of $632 thousand, and seasonal increases in payroll taxes and benefits expense, which were coupled with a decrease in the deferred loan origination costs resulting from slower loan growth in the first quarter of 2023.
Legal, audit and professional expenses were $785 thousand during the three months ended March 31, 2023, compared to $487 thousand during the prior quarter. The $298 thousand increase was due primarily to higher costs associated with preparation for the Company's listing to Nasdaq.
Regulatory assessments were $452 thousand during the three months ended March 31, 2023, compared to $345 thousand during the prior quarter. The $107 thousand increase was due primarily to the increase in the initial base deposit insurance assessment rate beginning in the first quarterly assessment period of 2023.
Our efficiency ratio for the three months ended March 31, 2023 was 56.8%, compared to 51.5% for the three months ended December 31, 2022.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Total noninterest expense during the three months ended March 31, 2023 was $15.0 million, a decrease of $533 thousand compared with total noninterest expense of $15.6 million for the same 2022 period. The decrease was primarily due to decreases in data processing and communications, and merger and related expenses, partially offset by increases in legal, audit and professional fees, and regulatory assessments.
Data processing and communications expenses were $1.1 million during the three months ended March 31, 2023, compared to $1.4 million for the same 2022 period. The $364 thousand decrease in data processing was due primarily to the prior year including higher core system data processing expense for Bank of Santa Clarita, whose core system conversion was completed in April 2022.
Legal, audit and professional expenses were $785 thousand during the three months ended March 31, 2023, compared to $617 thousand for the same 2022 period. The $168 thousand increase was due primarily to higher costs associated with preparation for the Company's listing to Nasdaq during the current year.
Regulatory assessments were $452 thousand during the three months ended March 31, 2023, compared to $339 thousand for the same 2022 period. The $113 thousand increase was due primarily to the increase in the initial base deposit insurance assessment rate beginning in the first quarterly assessment period of 2023.
There were no merger and related expenses during the three months ended March 31, 2023, compared to $524 thousand for the same 2022 period. The $524 thousand decrease was due primarily to the prior year including $199 thousand related to the completion of the acquisition of BSCA, and $263 thousand related to the completion of the core system conversion for the legacy bank.
Our efficiency ratio for the three months ended March 31, 2023 was 56.8%, compared to 80.2% for the three months ended March 31, 2022.

Income Taxes
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Income tax expense during the three months ended March 31, 2023 was $3.0 million, compared to $3.1 million in the prior quarter. The effective rate was 26.8% during the three months ended March 31, 2023, compared to 26.9% for the prior quarter. The decrease in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Income tax expense during the three months ended March 31, 2023 was $3.0 million, compared to $550 thousand for the same 2022 period. The effective rate was 26.8% during the three months ended March 31, 2023, compared to 27.6% for the prior year. The decrease in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time and the 2022 period including higher tax benefits associated with bank owned life insurance (“BOLI”) death benefits.

Financial Condition
Summary
Total assets at March 31, 2023 were $2.29 billion, an increase of $8.1 million from $2.28 billion at December 31, 2022. The increase in total assets was primarily related to a $15.4 million increase in cash and cash equivalents and an $11.8 million increase in debt securities, partially offset by a $9.1 million decrease in loans held for investment, net and a $8.5 million decrease in loans held for sale.
Total liabilities were $2.02 billion at March 31, 2023, an increase of $942 thousand from December 31, 2022. The increase in total liabilities was driven by a $54.0 million increase in deposits, partially offset by a $50.0 million decrease in borrowings and a $2.9 million decrease in accrued interest and other liabilities.

Shareholders’ equity was $267.5 million at March 31, 2023, an increase of $7.2 million from $260.4 million at December 31, 2022. The increase in shareholders’ equity was driven by $8.2 million of net income generated during the three months ended March 31, 2023, $1.7 million related to share-based compensation activity, and $1.4 million net of tax unrealized gains on available-for-sale debt securities during the period, partially offset by a $3.9 million net reduction related to the adoption of CECL.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $178.3 million and $166.5 million at March 31, 2023 and December 31, 2022, respectively. Our held-to-maturity debt securities and available-for-sale debt securities represented 2.35% and 5.43%, respectively, of total assets at March 31, 2023, compared to 2.36% and 4.93%, respectively, at December 31, 2022.
When market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. Increases in longer-term market interest rates during 2022 and into 2023 have resulted in higher net unrealized losses in our debt securities. There may be further net unrealized losses on our debt securities classified as available–for-sale, which would negatively affect our total and tangible shareholders’ equity.
During the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
There were no debt securities pledged at March 31, 2023 and December 31, 2022.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Taxable municipals	$550	$—	$(83)	$467
Tax exempt bank-qualified municipals	53,314	—	(4,068)	49,246
	$53,864	$—	$(4,151)	$49,713

December 31, 2022
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906
At March 31, 2023, we had 61 held-to-maturity debt securities with fair values totaling $49.7 million with pre-tax unrealized losses of $4.2 million, compared to $47.9 million with pre-tax unrealized losses of $6.0 million at December 31, 2022. The effective duration of this portfolio was 6.22 years and 6.35 years at March 31, 2023 and December 31, 2022. Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities and are issued, guaranteed, or supported by state and local governments that are highly rated by rating agencies, and historically have had no credit loss experience. At March 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $467 thousand, and $49.2 million, respectively. At March 31, 2023, the total held-to-maturity debt securities rated AA and above was $46.4 million and rated AA- was $3.3 million. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2023.
At December 31, 2022, held-to-maturity debt securities were evaluated for OTTI, taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and concluded that no unrealized losses were deemed to be other-than-temporary.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$34,965	$24	$(3,413)	$31,576
SBA securities	7,426	14	(124)	7,316
U.S. Treasury	6,632	—	(583)	6,049
U.S. Agency	7,024	—	(708)	6,316
Collateralized mortgage obligations	50,338	149	(2,721)	47,766
Taxable municipal	4,403	38	(172)	4,269
Tax exempt bank-qualified municipals	20,762	444	(60)	21,146
	$131,550	$669	$(7,781)	$124,438

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580
Available-for-sale debt securities were $124.4 million at March 31, 2023, an increase of $11.9 million, from $112.6 million at December 31, 2022. The increase was primarily due to purchases of $11.6 million and positive fair value market adjustments of $2.0 million, partially offset by principal reductions and amortization of discounts and premiums aggregating to $1.7 million.
At March 31, 2023, we had 81 available-for-sale debt securities with an amortized cost basis and fair value of $93.9 million and $86.1 million, respectively, with pre-tax unrealized losses of $7.8 million, compared to

88 available-for-sale debt securities with an amortized cost basis and fair value of $106.3 million and $97.0 million, respectively with pre-tax unrealized holding losses of $9.3 million at December 31, 2022. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.53 years and 4.56 years at March 31, 2023 and December 31, 2022, respectively. Management did not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
The decrease in unrealized losses was primarily attributable to interest rate movement driven by the Federal Reserve’s policy to fight against inflation and general volatility in credit market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, municipals are issued, guaranteed, or supported by the U.S. government, and historically have had no credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At March 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $4.3 million, and $21.1 million, respectively. These available-for-sale debt securities rated AA and above totaled $21.6 million and rated A and above totaled $3.8 million at March 31, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2023.
At December 31, 2022, available-for-sale debt securities were evaluated for OTTI, taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and concluded that no unrealized losses were deemed to be other-than-temporary.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of March 31, 2023 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$1,639	$1,625	3.15%
Due after one year through five years	—	—	—%	20,201	19,228	2.22%
Due after five years through ten years	8,679	8,280	2.35%	25,399	22,786	2.60%
Due after ten years	45,185	41,433	2.26%	84,311	80,799	3.26%
	$53,864	$49,713	2.28%	$131,550	$124,438	2.97%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of March 31, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipal	$—	—%	$—	—%	$550	2.30%	$—	—%	$550	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	8,129	2.35%	45,185	2.26%	53,314	2.28%
Total	$—	—%	$—	—%	$8,679	2.35%	$45,185	2.26%	$53,864	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of March 31, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$—	—%	$10,549	1.80%	$21,027	2.71%	$31,576	2.39%
SBA securities	—	—%	—	—%	6,640	4.90%	676	2.49%	7,316	4.66%
U.S. Treasury	—	—%	3,612	1.69%	2,437	0.95%	—	—%	6,049	1.38%
U.S. Agency	—	—%	4,641	1.34%	1,675	2.05%	—	—%	6,316	1.54%
Collateralized mortgage obligations	—	—%	7,059	2.63%	—	—%	40,707	3.40%	47,766	3.29%
Taxable municipals	1,625	3.15%	2,239	3.64%	405	1.72%	—	—%	4,269	3.23%
Tax exempt bank-qualified municipals	—	—%	1,677	2.42%	1,080	3.37%	18,389	3.65%	21,146	3.53%
Total	$1,625	3.15%	$19,228	2.22%	$22,786	2.60%	$80,799	3.26%	$124,438	2.97%

Loans Held for Sale
Loans held for sale consist of SBA 7(a) loans originated and held for sale in the secondary market. At March 31, 2023, loans held for sale totaled $577 thousand, compared to $9.0 million loans held for sale at December 31, 2022. Loans held for sale at March 31, 2023 are expected to be sold in the secondary market in the second quarter of 2023.
During the three months ended March 31, 2023, we originated $1.5 million of SBA 7(a) loans. During the three months ended March 31, 2023, loan sales related to seven SBA loans with a net carrying value of $9.9 million, resulted in a gain of $797 thousand, at an average premium of 8.04% and one nonaccrual 1-4 family residential loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to one SBA loan sold with a net carrying value of $547 thousand resulted in a gain on sale of $49 thousand, at an average premium of 8.96%, during the three months ended March 31, 2022.
Loans Held for Investment
The composition of our loan portfolio at March 31, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Construction and land development	$256,096	$239,067
Real estate - other:
1-4 family residential	154,071	144,322
Multifamily residential	227,676	218,606
Commercial real estate and other	936,513	958,676
Commercial and industrial(1)	314,248	331,644
Consumer	5,328	5,458
Loans(2)	1,893,932	1,897,773
Allowance for loan losses	(22,391)	(17,099)
Net loans	$1,871,541	$1,880,674
(1)Includes PPP loans at net amortized amount of $3.2 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $3.0 million and $3.3 million and net unearned discount of $1.6 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively.

Total loans held for investment were $1.89 billion, or 82.6% of total assets, at March 31, 2023, a decrease of $3.8 million from $1.90 billion, or 83.1% of total assets, at December 31, 2022. The change during the three months ended March 31, 2023, was due primarily to originations of $78.6 million, partially offset by payoffs and net paydowns of $81.7 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $13.7 million to $1.57 billion at March 31, 2023. The increase in loans secured by real estate was primarily driven by a $17.0 million increase in construction and land development loans, a $9.7 million increase in 1-4 family residential loans, and a $9.1 million increase in multifamily residential loans, partially offset by a $22.2 million decrease in CRE and other loans.
Commercial and industrial loans were $314.2 million at March 31, 2023, a decrease of $17.4 million from $331.6 million at December 31, 2022. The decrease in C&I loans was primarily attributable to net paydowns of

$29.9 million, partially offset by originations of $38.8 million, payoffs of $24.6 million and loan sold of $315 thousand.
Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at March 31, 2023:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$92,728	$155,376	$7,992	$—	$256,096
Real estate:
1-4 family residential	19,740	60,110	47,134	27,087	154,071
Multifamily residential	3,532	99,156	102,167	22,821	227,676
Commercial real estate and other	10,552	248,330	591,207	86,424	936,513
Commercial and industrial	122,189	133,506	58,553	—	314,248
Consumer	4,487	199	642	—	5,328
	$253,228	$696,677	$807,695	$136,332	$1,893,932

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at March 31, 2023:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$88,146	$75,222	$163,368
Real estate:
1-4 family residential	51,978	82,353	134,331
Multifamily residential	97,847	126,297	224,144
Commercial real estate and other	343,171	582,790	925,961
Commercial and industrial	79,879	112,180	192,059
Consumer	841	—	841
	$661,862	$978,842	$1,640,704
Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of March 31, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due
March 31, 2023
Construction and land development	$—	$—	$—	$—
Real estate:
1-4 family residential	—	—	—	—
Multifamily residential	—	—	—	—
Commercial real estate and other	—	—	—	—
Commercial and industrial	123	—	—	123
Consumer	—	—	—	—
	$123	$—	$—	$123

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due
December 31, 2022
Construction and land development	$—	$—	$—	$—
Real estate:
1-4 family residential	—	—	—	—
Multifamily residential	—	—	—	—
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—
The $123 thousand increase in total past due loans during the three months ended March 31, 2023 was due to the addition of one commercial and industrial loan totaling $123 thousand.
Credit Quality Indicators
The following table presents the risk categories for total loans by class of loans as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2023
Construction and land development	$255,996	$—	$100	$256,096
Real estate:
1-4 family residential	153,072	999	—	154,071
Multifamily residential	227,676	—	—	227,676
Commercial real estate and other	930,204	4,298	2,011	936,513
Commercial and industrial	303,524	6,507	4,217	314,248
Consumer	5,328	—	—	5,328
	$1,875,800	$11,804	$6,328	$1,893,932

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773
Special mention loans increased by $4.7 million during the three months ended March 31, 2023 due mostly to a downgrade from one loan relationship with $4.3 million in commercial real estate loans. Substandard loans increased by $2.6 million during the three months ended March 31, 2023 due mostly to downgrades from four loan relationships that totaled $2.7 million in commercial and industrial loans.

Non-performing Assets
We do not have any modifications of loans that were made to borrowers experiencing financial difficulty as of March 31, 2023. There were no troubled debt restructurings at December 31, 2022. Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:
1-4 family residential	—	39
Multifamily residential	—	—
Commercial real estate and other	1	2
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	1	41
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	1	41
Other real estate owned	—	—
Total nonperforming assets	$1	$41

Allowance for loan losses to total loans	1.18%	0.90%
Nonaccrual loans to total loans	0.000%	0.002%
Allowance for loan losses to nonaccrual loans	22,391.00x	417.05x
Nonperforming assets to total assets	0.000%	0.002%
At March 31, 2023, nonaccrual and nonperforming loans were $1 thousand, compared to $41 thousand at December 31, 2022. The decrease from December 31, 2022 was due primarily to $39 thousand in note sales. There were no loans downgraded to nonaccrual during the quarter.
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative effect adjustment to retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.
The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.

The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$17,099	$1,310	$18,409	$11,657	$804	$12,461
Adoption of ASU No. 2016-13 (1)	5,027	439	5,466	—	—	—
Provision for (reversal of) credit losses	278	(76)	202	1,850	—	1,850
Charge-offs	(27)	—	(27)	—	—	—
Recoveries	14	—	14	27	—	27
Net (charge-offs) recoveries	(13)	—	(13)	27	—	27
Balance, end of period	$22,391	$1,673	$24,064	$13,534	$804	$14,338
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, our methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$3,397	13.5%	$2,301	12.6%
Real estate:
1-4 family residential	1,524	8.1%	972	7.6%
Multifamily residential	1,139	12.0%	1,331	11.5%
Commercial real estate and other	12,036	49.4%	9,388	50.5%
Commercial and industrial	4,241	16.6%	3,079	17.5%
Consumer	54	0.3%	28	0.3%
	$22,391	100.0%	$17,099	100.0%

Accrued interest receivable on loans receivable, net totaled $5.7 million and $5.7 million at March 31, 2023 and December 31, 2022, respectively, and is included within accrued interest and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The ALL was $22.4 million at March 31, 2023, compared to $17.1 million at December 31, 2022. The $5.3 million change in the ALL during the three months ended March 31, 2023 was due primarily to the $5.0 million impact of adopting CECL, combined with a $278 thousand provision for credit losses that was driven by a number of factors, including a slight increase in loan downgrades into special mention and substandard, changes in the portfolio mix and our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation over bank turmoil, and a decrease in total loan balances. We also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in quantitative analysis. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.

At March 31, 2023 and December 31, 2022, our ratio of ALL to total loans was 1.18% and 0.90%, respectively. The increase in our ratio of ALL to total loans was impacted during the quarter by the adoption of the CECL standard on January 1, 2023, which increased our December 31, 2022 ratio from 0.90% to 1.17%.
At March 31, 2023, we utilized a probability-weighted three-scenario forecast, representing a base-case scenario and two downside scenarios, to estimate the allowance for credit losses, and the economic forecasts were released by Moody’s Analytics during the last week of March 2023 which included the onset of the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. These forecasts included a temporary pause in at the March 2023 meeting of the FOMC in the wake of recent bank failures, reflecting management’s view that the Fed will want to assess the impact of the bank failures, a sharp spike in near-term California unemployment rates ranging from 4.08% to 7.03%, and tightened credit conditions given the recent turmoil and liquidity concerns in the banking industry.
The baseline scenario included an assumption of two additional interest rate increases of 25 basis points in early 2023, with potential rate decreases during 2024. Management assigned a 50% probability to this scenario. The first downside scenario predicts slower downside growth, with higher rate increases, and inflationary pressures leading to an economic recession. Management assigned a 30% probability to this scenario. The second downside scenario assumes inflation remains high, with the Federal Reserve responding with more aggressive rate hikes throughout 2023 and leading to a deep depression in 2024. Management assigned a 20% probability to this scenario.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Management reviews the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. By applying a 100% probability weighting to the first downside scenario rather than using the probability-weighted three scenario approach would result in an increase in ACL by approximately $3 million. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2023.
The following table presents net (charge-offs) recoveries, average loans and net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$219,372	—%	$—	$91,579	—%
Real estate:
1-4 family residential	(12)	137,367	(0.03)%	1	122,529	—%
Multifamily residential	—	231,923	—%	—	177,710	—%
Commercial real estate and other	—	986,068	—%	—	812,556	—%
Commercial and industrial	(1)	317,452	0.00%	25	325,335	0.03%
Consumer	—	2,052	—%	1	1,533	0.26%
	$(13)	$1,894,234	0.00%	$27	$1,531,242	0.01%
Net charge-offs increased to $13 thousand, or 0.00% of average loans for the three months ended March 31, 2023 from net recoveries of $27 thousand, or 0.01% of average loans for the three months ended March 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $1.7 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $439 thousand increase related to the adoption of the CECL standard, offset by lower provision for credit losses on unfunded commitments between periods.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $69.5 million and $59.4 million at March 31, 2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $39.6 million at March 31, 2023 and $30.3 million at December 31, 2022 for which there was a related servicing asset of $684 thousand and $514 thousand, respectively. The fair value of the servicing asset approximated its carrying value at March 31, 2023 and December 31, 2022. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2023 included a weighted average discount rate of 16.4% and a weighted average prepayment speed assumption of 15.8%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2022 included a weighted average discount rate of 19.1% and a weighted average prepayment speed assumption of 17.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at March 31, 2023 and December 31, 2022.
Core deposit intangibles totaled $1.5 million and $1.6 million at March 31, 2023 and December 31, 2022, respectively. The $91 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At March 31, 2023, core deposit intangibles had a weighted average remaining amortization period of 6.8 years.
Refer to Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$882,000	44.4%	0.0%	$923,899	47.8%	0.0%
Interest-bearing NOW accounts (2)	248,809	12.5%	1.1%	209,625	10.9%	0.3%
Money market and savings accounts (3)	677,636	34.1%	1.9%	668,602	34.6%	1.2%
Time deposits	92,932	4.7%	2.3%	109,032	5.6%	2.1%
Broker time deposits	$84,479	4.3%	3.8%	$20,747	1.1%	1.1%
Total deposits	$1,985,856	100.0%	1.1%	$1,931,905	100.0%	0.6%
(1) Weighted average interest rates at March 31, 2023 and December 31, 2022.
(2) Included ICS products of $123.7 million and $51.7 million at March 31, 2023 and December 31, 2022, respectively.
(3) Included ICS products of $16.5 million and $13.8 million at March 31, 2023 and December 31, 2022, respectively.

Total deposits were $1.99 billion at March 31, 2023, an increase of $54.0 million from $1.93 billion at December 31, 2022. The increase in total deposits was primarily driven by increases of $39.2 million, $9.0 million, and $63.7 million in interest-bearing NOW accounts, money market and savings accounts, and broker time deposits, respectively, offset by a $41.9 million decrease in noninterest-bearing demand deposits and $16.1 million decrease in time deposits.
At March 31, 2023, noninterest-bearing demand deposits totaled $882.0 million and represented 44.4% of total deposits, compared to $923.9 million or 47.8% in the prior year. At March 31, 2023 and December 31, 2022, total deposits exceeding FDIC deposit insured limits were $991.0 million, or 50% of total deposits and $1.19 billion, or 62% of total deposits, respectively.
We offer large depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $140.3 million, or 7% of total deposits at March 31, 2023, compared to $65.5 million, or 3% of total deposits at December 31, 2022.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
(dollars in thousands)	Amount	Average Rate Paid	Amount	Average Rate Paid
Noninterest-bearing demand	$915,160	—%	$990,185	—%
Interest-bearing NOW accounts	206,785	0.62%	190,530	0.17%
Money market and savings accounts	685,368	1.53%	694,155	0.12%
Time deposits	152,613	2.59%	97,030	0.41%
Total deposits	$1,959,926	0.80%	$1,971,900	0.08%

The increase in the weighted average rate on deposits was primarily due to increases in market interest rates during 2022 and the three months ended March 31, 2023. Beginning in March 2022 through May 2023, the Federal Reserve’s FOMC has raised the target Fed fund rate by 500 basis points.
The following table sets forth the maturities of time deposits at March 31, 2023:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$61,093	$22,526	$14,786	$8,089	$106,494
Time deposits in amounts over $250,000	37,510	16,219	16,597	591	70,917
Total time deposits	$98,603	$38,745	$31,383	$8,680	$177,411
Borrowings
Total borrowings decreased $50.0 million to $17.8 million at March 31, 2023 from $67.8 million at December 31, 2022. The decrease was attributable to a $50.0 million decrease in overnight borrowings (refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of periods indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB Advances
Outstanding balance	$—	$50,000
Weighted average interest rate, end of period	—%	4.65%
Average balance outstanding during the quarter	$14,356	$3,696
Weighted average interest rate during the quarter	4.75%	4.72%
Maximum amount outstanding at any month-end during the quarter	$30,000	$50,000
Subordinated Notes
Outstanding balance	$17,794	$17,770
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding during the quarter(1)	$17,783	$17,759
Weighted average interest rate during the quarter(2)	6.18%	6.05%
Maximum amount outstanding at any month-end during the quarter	$17,794	$17,770
(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $267.5 million at March 31, 2023, compared to $260.4 million at December 31, 2022. The $7.2 million increase between periods was primarily due to net income of $8.2 million, stock-based compensation expense of $1.7 million, and net of tax of unrealized gains on debt securities available-for-sale of $1.4 million, partially offset by the net impact of adopting ASU 2016-13 of $3.9 million.
In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. At March 31, 2023, our accumulated other comprehensive loss, net of taxes, decreased to $5.0 million, compared to $6.4 million at December 31, 2022. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $7.9 million at March 31, 2023. The results of our stress testing on our debt security portfolio at March 31, 2023, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $27.9 million at 300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to be “well-capitalized”.
Tangible book value per common share at March 31, 2023, was $12.49, compared with $12.32 at December 31, 2022. The $0.17 increase in tangible book value per common share during the three months ended March 31, 2023 was primarily the result of net income generated and other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale securities, partially offset by the impact of adopting ASU 2016-13. Tangible book value per common share is also impacted by certain other items, including stock-based compensation expense, amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 11.15% and 12.61%, respectively, at March 31, 2023.

Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits) above approximately 10.0%. Our total liquidity ratios were 11.4% at March 31, 2023 and 10.5% at December 31, 2022. During the three months ended March 31, 2023, we deployed our excess liquidity into higher yielding assets.
For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our consolidated financial statements contained in Item I. Financial Information, Part 1. Financial Statements of this filing.
Bank of Southern California, N.A.
The Bank’s primary sources of liquidity are derived from deposits from customers, principal and interest payments on loans and debt securities, FHLB advances and other borrowings. The Bank’s primary uses of liquidity include customer withdrawals of deposits, extensions of credit to borrowers, operating expenses, and repayment of FHLB advances and other borrowings. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.
At March 31, 2023, we had a secured line of credit of $481.7 million from the FHLB, of which $453.2 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2023, we had pledged qualifying loans with an unpaid principal balance of $846.3 million for this line. In addition, at March 31, 2023, we used $28.5 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.

At March 31, 2023, we had credit availability of $109.8 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2023, we had pledged qualifying loans with an unpaid principal balance of $134.6 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at March 31, 2023 and December 31, 2022. At March 31, 2023, we did not establish any borrowing capacity through the BTFP program.
We have three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2023 and December 31, 2022.
Southern California Bancorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2023 and December 31, 2022, were $206 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At March 31, 2023, we were in compliance with all covenants and terms of the Notes.
At March 31, 2023, consolidated cash and cash equivalents totaled $102.1 million, an increase of $15.4 million from $86.8 million at December 31, 2022. The increase in cash and cash equivalents is the result of $18.3 million in net cash provided by operating cash flows, $6.5 million net cash used in investing cash flows and $3.6 million of net cash flows provided by financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for loan losses, loans originated for sale and related gains (losses) and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $18.3 million for the three months ended March 31, 2023, compared to $3.4 million for the same 2022 period. The $21.7 million increase was primarily due to net income generated during the three months ended March 31, 2023 and a $9.3 million increase in net cash provided by sales of loans held for sale, net of originations.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash used for business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash used in investing activities was $6.5 million for the year ended March 31, 2023, compared to $210.6 million for the same 2022 period. The $204.0 million decrease in cash used in investing activities was primarily due to decreases in net loan fundings of $125.2 million, and a decrease in net investment securities purchased of $77.3 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $3.6 million for the year ended March 31, 2023, compared to $40.1 million for the same 2022 period. The $36.5 million decrease in financing cash flows was primarily due to $50.0 million in repayment activity on FHLB advances, partially offset by a $14.1 million net increase in deposit cash flows.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2023.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of March 31, 2023:

(Dollars in thousands)	Less than One Year	One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$246,407	$218,543	$33,422	$55,482	$553,854
Letters of credit issued to customers	3,410	229	40	—	3,679
Total commitments	$249,817	$218,772	$33,462	$55,482	$557,533

Subordinated notes	$—	$—	$—	$17,794	$17,794
Certificates of deposit	168,731	8,470	210	—	177,411
Lease obligations	2,363	3,465	2,869	2,228	10,925
Total contractual obligations	$171,094	$11,935	$3,079	$20,022	$206,130
At March 31, 2023 and December 31, 2022, we also had unfunded commitments of $5.3 million and $6.0 million, respectively, for investments in other limited partnership investments.
Regulatory Capital
Bank of Southern California, N.A. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of March 31, 2023 and December 31, 2022, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since March 31, 2023.
Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at March 31, 2023. At March 31, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total Capital (to Risk-Weighted Assets)	$270,860	12.61%	$171,803	8.0%	$214,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	250,896	11.68%	128,852	6.0%	171,803	8.0%
CET1 Capital (to Risk-Weighted Assets)	250,896	11.68%	96,639	4.5%	139,590	6.5%
Tier 1 Capital (to Average Assets)	250,896	11.15%	89,987	4.0%	112,484	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

Southern California Bancorp. At March 31, 2023 and December 31, 2022, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, we are not subject to consolidated capital rules at the bank holding company level.
Dividend Restrictions
The primary source of funds for the Company is dividends from the Bank. Under federal law, the Bank may not declare a dividend in excess of its undivided profits and, absent the approval of the OCC, the Bank’s primary banking regulator, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank also is prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.
The Bank did not pay dividends to the Company during the three months ended March 31, 2023 and 2022.
The Federal Reserve limits the amount of dividends that bank holding companies may pay on common stock to income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies.
During the three months ended March 31, 2023 and 2022, there were no dividends declared to shareholders by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or net interest margin resulting from changes in market interest rates.
Interest Rate Risk
Interest rate risk results from the following risks:
•Repricing risk — timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;
•Option risk — changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity;
•Yield curve risk — changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk — changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate, SOFR, and LIBOR.
Because our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Our interest rate risk is overseen by our management Asset Liability Committee (“ALCO”). ALCO monitors our compliance with regulatory guidance in the formulation and implementation of our interest rate risk program. ALCO reviews the results of our interest rate risk modeling quarterly to assess whether we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors explicitly reviews the interest rate risk policy limits at least annually.
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints. Changes in interest rates may result in interest-earning assets and interest-bearing liabilities maturing or repricing at different times, on a different basis or in unequal amounts. In addition, it is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.

Our interest rate risk exposure is measured and monitored through various risk management tools, including a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The simulation model is based on the actual maturities and re-pricing characteristics of the Bank’s interest-rate sensitive assets and liabilities. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve. In order to model and evaluate interest rate risk, we use two approaches: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled over the next 12 months from immediate and sustained changes in interest rates utilizing various assumptions for assets and liabilities. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at March 31, 2023 and December 31, 2022:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
March 31, 2023
+300bps	$398.8	$47.3	13.5%	$94.3	(1.8)	(1.8)%
+200bps	388.4	36.9	10.5%	95.2	(0.9)	(1.0)%
+100bps	373.6	22.1	6.3%	95.9	(0.2)	(0.2)%
Base case	351.5			96.1
-100bps	317.0	(34.5)	(9.8)%	93.4	(2.7)	(2.8)%
-200bps	266.2	(85.3)	(24.3)%	91.6	(4.5)	(4.7)%

December 31, 2022
+300bps	$509.4	$55.3	12.2%	$103.8	(1.1)	(1.0)%
+200bps	498.2	44.1	9.7%	104.2	(0.7)	(0.7)%
+100bps	480.7	26.6	5.9%	104.7	(0.2)	(0.2)%
Base case	454.1			104.9
-100bps	411.6	(42.5)	(9.4)%	101.4	(3.5)	(3.3)%
-200bps	341.9	(112.2)	(24.7)%	97.4	(7.5)	(7.1)%
The modeled NII results at March 31, 2023 and December 31, 2022 indicate we would sustain a moderate decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment, our NII results indicated there would be a slight decrease in net interest income if interest rates were to increase due primarily to the pace of deposits repricing consistent with or slightly higher than adjustable-rate loans. The decrease in NII in a rising rate environment is attributed to the higher interest rate environment and increasing liquidity and deposit pressure in the banking industry.
The modeled EVE results at March 31, 2023 and December 31, 2022 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.

The projected changes are forecasts based on estimates of historical behavior and assumptions that may change over time and may turn out to be different. Factors affecting our estimates and assumptions include, but are not limited to competitor behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve, customer behavior and our management’s responses. Changes that vary significantly from our assumptions and estimates significantly affect our earnings and EVE.
In addition to the management ALCO, the Directors Loan Committee of the Bank Board (“DLC Committee”), the Audit and Risk Committee of the Company Board (“ARC Committee”), as well as the Chief Risk Officer are all responsible for the “risk management framework” of the Company. Both ALCO and DLC Committee meet monthly and the ARC Committee meets eight times a year, with the authority to convene additional meetings, as circumstances require.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation is carried out by our management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effective of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
On January 1, 2023, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 1 to the consolidated financial statements. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the ACL on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results.
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position.

Item 1A. Risk Factors
There were no material changes to the Company’s risk factors as disclosed in Company's Registration Statement on Form 10, filed with the SEC and declared effective on May 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information relating to the repurchase of shares of common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number of shares (or units) that may yet be purchased under the plans or programs (2)
January 1 - 31, 2023	—	$—	—	—
February 1 - 28, 2023	510	$17.00	—	—
March 1 - 31, 2023	22,626	$16.15	—	—
Total	23,136	$16.17	—	—
(1) The total number of shares repurchased during the periods indicated were shares withheld for income tax purposes in connection with the vesting of restricted stock units. The shares were valued at the closing price of our common stock on the dates of vesting.
(2) On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. We intend to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by us. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Southern California Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
3.2	Bylaws of Southern California Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
10.2
Amended and Restated Employment Agreement, dated as of January 18, 2023, by and among Southern California Bancorp, Bank of Southern California, N.A. and David I. Rainer* (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)

10.2
Form of Change in Control Agreement by and among Southern California Bancorp, Bank of Southern California, N.A. and each of Thomas Dolan and Richard Hernandez* (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)

10.3
Form of Change in Control Agreement, by and among Southern California Bancorp, Bank of Southern California, N.A. and certain of its executive officers* (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA BANCORP

Date: June 20, 2023	/s/ David I. Rainer
David I. Rainer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2023	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)