Form 10-Q
period 2023-06-30
Southern California Bancorp \ CA
filed 2023-08-09
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2023
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2023, the registrant had 18,302,373 outstanding shares of common stock.

SOUTHERN CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
JUNE 30, 2023

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$34,632	$60,295
Federal funds and interest-bearing balances	69,995	26,465
Total cash and cash equivalents	104,627	86,760
Debt securities available-for-sale, at fair value	119,875	112,580
Debt securities held-to-maturity, at amortized cost (fair value of $48,563 and $47,906 at June 30, 2023 and December 31, 2022)	53,782	53,946
Loans held for sale, at lower of cost or fair value	1,062	9,027
Loans held for investment	1,913,353	1,897,773
Allowance for credit losses	(22,502)	(17,099)
Loans held for investment, net	1,890,851	1,880,674

Restricted stock, at cost	15,997	14,543
Premises and equipment, net	13,919	14,334
Right-of-use asset	7,853	8,607
Goodwill	37,803	37,803
Core deposit intangible, net	1,403	1,584
Bank owned life insurance	38,428	37,972
Deferred taxes, net	11,666	10,699
Accrued interest receivable and other assets	11,917	15,398
Total assets	$2,309,183	$2,283,927
LIABILITIES
Noninterest-bearing demand	$776,895	$923,899
Interest-bearing NOW accounts	354,088	209,625
Money market and savings accounts	660,654	668,602
Time deposits	189,271	129,779
Total deposits	1,980,908	1,931,905
Borrowings	32,818	67,770
Operating lease liability	10,394	11,055
Accrued interest payable and other liabilities	11,314	12,842
Total liabilities	2,035,434	2,023,572
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,296,365 and 17,940,283 at June 30, 2023 and December 31, 2022	220,702	218,280
Retained earnings	59,607	48,516
Accumulated other comprehensive loss - net of taxes	(6,560)	(6,441)
Total shareholders’ equity	273,749	260,355
Total liabilities and shareholders’ equity	$2,309,183	$2,283,927
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$27,987	$19,947	$55,006	$37,678
Interest on debt securities	833	476	1,564	730
Interest on tax-exempted debt securities	456	325	943	401
Interest on deposits at other financial institutions	765	583	1,509	787
Interest and dividends on other interest-earning assets	219	253	447	473
Total interest and dividend income	30,260	21,584	59,469	40,069
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	4,730	264	7,633	546
Interest on time deposits	1,531	81	2,506	179
Interest on borrowings	573	303	1,012	613
Total interest expense	6,834	648	11,151	1,338
Net interest income	23,426	20,936	48,318	38,731
(Reversal of) provision for credit losses	(15)	1,796	187	3,646
Net interest income after provision for credit losses	23,441	19,140	48,131	35,085
NONINTEREST INCOME
Service charges and fees on deposit accounts	333	175	595	464
Interchange and ATM income	197	210	374	408
Gain on sale of loans	77	767	885	816
Income from bank owned life insurance	232	215	455	1,047
Servicing and related income on loans, net	87	25	162	94
Gain on sale of available-for-sale debt securities	34	—	34	—
Other charges and fees	136	134	161	300
Total noninterest income	1,096	1,526	2,666	3,129
NONINTEREST EXPENSE
Salaries and employee benefits	9,674	9,361	19,915	19,557
Occupancy and equipment	1,527	1,732	2,974	3,142
Data processing and communications	1,176	1,092	2,232	2,512
Legal, audit and professional	667	608	1,452	1,225
Regulatory assessments	367	421	819	760
Director and shareholder expenses	214	221	427	416
Merger and related expenses	—	544	—	1,068
Core deposit intangible amortization	90	99	181	198
Litigation settlements, net	—	6,500	—	6,500
Other expenses	892	1,130	1,626	1,882
Total noninterest expense	14,607	21,708	29,626	37,260
Income (loss) before income taxes	9,930	(1,042)	21,171	954
Income tax expense (benefit)	3,212	(306)	6,229	244
Net income (loss)	$6,718	$(736)	$14,942	$710
Earnings (loss) per share:
Basic	$0.37	$(0.04)	$0.82	$0.04
Diluted	$0.36	$(0.04)	$0.80	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$6,718	$(736)	$14,942	$710

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale:
Change in net unrealized loss	(2,168)	(3,062)	(208)	(6,276)
Reclassification of loss recognized in net income	(34)	—	(34)	—
	(2,202)	(3,062)	(242)	(6,276)
Income tax benefit:
Change in net unrealized loss	(641)	(888)	(113)	(1,821)
Reclassification of loss recognized in net income	(10)	—	(10)	—
	(651)	(888)	(123)	(1,821)
Total other comprehensive loss, net of tax	(1,551)	(2,174)	(119)	(4,455)
Total comprehensive income (loss), net of tax	$5,167	$(2,910)	$14,823	$(3,745)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2023:
Balance at March 31, 2023	18,271,194	$219,659	$52,889	$(5,009)	$267,539
Stock-based compensation	—	1,085	—	—	1,085
Stock options exercised	4,000	26	—	—	26
Restricted stock units vested	26,075	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(4,904)	(68)	—	—	(68)
Net income	—	—	6,718	—	6,718
Other comprehensive loss	—	—	—	(1,551)	(1,551)
Balance at June 30, 2023	18,296,365	$220,702	$59,607	$(6,560)	$273,749

Six months ended June 30, 2023:
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax (1)	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	$218,280	$44,665	$(6,441)	$256,504
Stock-based compensation	—	2,771	—	—	2,771
Stock options exercised	10,950	93	—	—	93
Restricted stock units vested	373,172	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(28,040)	(442)	—	—	(442)
Net income	—	—	14,942	—	14,942
Other comprehensive loss	—	—	—	(119)	(119)
Balance at June 30, 2023	18,296,365	$220,702	$59,607	$(6,560)	$273,749
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2022:
Balance at March 31, 2022	17,753,849	$215,231	$33,849	$(2,319)	$246,761
Stock-based compensation	—	1,010	—	—	1,010
Stock options exercised	69,600	504	—	—	504
Restricted stock units vested	19,410	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(2,233)	(34)	—	—	(34)
Net loss	—	—	(736)	—	(736)
Other comprehensive loss	—	—	—	(2,174)	(2,174)
Balance at June 30, 2022	17,840,626	$216,711	$33,113	$(4,493)	$245,331

Six months ended June 30, 2022:
Balance at December 31, 2021	17,707,737	$214,163	$32,403	$(38)	$246,528
Stock-based compensation	—	1,783	—	—	1,783
Stock options exercised	110,600	807	—	—	807
Restricted stock units vested	25,035	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(2,746)	(42)	—	—	(42)
Net income	—	—	710	—	710
Other comprehensive loss	—	—	—	(4,455)	(4,455)
Balance at June 30, 2022	17,840,626	$216,711	$33,113	$(4,493)	$245,331

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended June 30, 2023 and 2022
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$14,942	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	801	739
Core deposit intangible amortization	181	198
Amortization of premiums of debt securities	235	406
Gain on sale of loans	(885)	(816)
Loss on early debt extinguishment	—	347
Loans originated for sale	(2,954)	(12,581)
Proceeds from sales of and principal collected on loans held for sale	11,887	12,036
Provision for credit losses	187	3,646
Deferred income tax expense (benefit)	770	(3,491)
Impairment charges of right-of-use assets	—	136
Stock-based compensation	2,771	1,783
Increase in cash surrender value of bank owned life insurance	(455)	(426)
Income from bank owned life insurance	—	(621)
Gain on sale of available-for-sale debt securities	(34)	—
Accretion of net discounts and deferred loan fees	(922)	(2,642)
Net decrease in other items	3,899	5,179
Net cash provided by operating activities	30,423	4,603

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	—	1,366
Proceeds from sale of debt securities available for sale	17,307	—
Proceeds from maturities and paydowns of debt securities available for sale	4,029	6,941
Proceeds from maturities and paydowns of debt securities held to maturity	—	74
Purchases of debt securities available for sale	(28,736)	(83,728)
Purchases of debt securities held to maturity	—	(54,267)
Net purchase of stock investments	(3,530)	(3,433)
Net funding of loans	(15,028)	(264,592)
Proceeds from sale of loans held for investment	50	450
Purchases of premises and equipment	(283)	(791)
Net cash used in investing activities	(26,191)	(397,980)

FINANCING ACTIVITIES
Net increase in deposits	48,984	57,107
Proceeds of Federal Home Loan Bank advances	15,000	—
Repayment of Federal Home Loan Bank advances	(50,000)	—
Repayment of other borrowings	—	(3,093)
Proceeds from exercise of stock options	93	807
Repurchase of common shares	(442)	(42)
Net cash provided by financing activities	13,635	54,779

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended June 30, 2023 and 2022
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Net change in cash and cash equivalents	17,867	(338,598)
Cash and cash equivalents at beginning of period	86,760	580,006
Cash and cash equivalents at end of period	$104,627	$241,408

Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,020	$999
Taxes paid	—	4,241
Lease liability arising from obtaining right-of-use assets	405	1,624
Net impact of adoption of ASU 2016-13 on retained earnings	3,851	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for Bank of Southern California, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby Bank of Southern California, N.A. became a wholly-owned subsidiary of the Company. Bank of Southern California, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006 and to Bank of Southern California, N.A. in 2010. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to Southern California Bancorp, and Bank of Southern California, N.A. collectively and on a consolidated basis. References herein to “Southern California Bancorp,” “SCB,” “Bancorp” or the “holding company,” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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
At adoption of CECL and continuing through June 30, 2023, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2, Investment Securities, for more information.

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

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 and may be adopted through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of ASU 2020-04 to the consolidated financial statements. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848", which extends the temporary relief provision period and allows companies to defer the adoption to December 31, 2024. The Company currently does not have any hedge accounting for hedging relationships that meet the stated criteria, and implemented its transition plan as of June 30, 2023. The adoption of the above ASUs did not have a material impact to the consolidated financial statements.

Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in Item 13. Financial Statements and Supplementary Data of the Company’s Registration Statement. Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and the related amendments, and ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.

Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation, and is updated each period to reflect management’s expectations of current expected credit losses as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had no credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the (reversal of) provision for credit losses in the consolidated statements of operations. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
Allowance for Credit Losses — Available-for-Sale Debt Securities
For available-for-sale debt securities, the Company evaluates, on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the (reversal of) provision for credit losses in the consolidated statements of operations. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.
Allowance for Credit Losses — Loans
An ACL is the Company’s estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in the following section).
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in (reversal of) provision for credit losses in the consolidated statements of operations. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
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
The Company uses numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. These scenarios include a baseline forecast which represents their best estimate of future economic activity. Moody’s Analytics also provides nine alternative scenarios, including five direct variations of the baseline scenario and four more extensive departures from their baseline forecast, including a slower growth, a stagflation, a next cycle recession and a low oil price scenario. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. This approach is based on certain assumptions. The first assumption is that no single forecast of the economy, however detailed or complex, is completely accurate over a reasonable forecast timeframe and is subject to revisions over time. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in the Company’s ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in the Company’s ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions.
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
Generally, the measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually for credit loss and are not included in the evaluation process discussed above. Expected credit losses on all individually evaluated loans are measured, primarily through the evaluation of estimated cash flows expected to be collected, or collateral values measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the net realizable value of the collateral. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC Topic 326, individually evaluated loans were referred to as impaired loans. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each loan segment.
Loans with terms that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are evaluated for an ACL utilizing one of the methodologies above.

Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for credit losses in the consolidated statements of operations and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

Loan Modifications, Refinancings and Restructurings
Prior to the adoption of ASU 2022-02, a loan was classified as a TDR when the Company granted a concession to a borrower experiencing financial difficulties that it otherwise would not consider under its normal lending policies under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, insufficient cash flow to service all debt service requirements, inability to obtain funds from other sources at a market rate for similar debt to non-troubled borrowers, and currently classified as substandard loans that are categorized as having well-defined weaknesses.
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
GAAP requires that certain types of modifications be reported, which consist of (1) principal forgiveness; (2) interest rate reduction; (3) other-than-insignificant payment delay; (4) term extension; and any combination of the above. Since adoption of ASU 2022-02 on January 1, 2023, the Company did not have any loan modifications under ASU 2022-02. At December 31, 2022, the Company did not have any loans that have been modified and classifed as TDRs under previous GAAP.

Recent Accounting Guidance Not Yet Effective
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
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this update, the application of the proportional amortization method of accounting was only limited to low-income housing tax credit (“LIHTC”) structured investments. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of operations, income tax expense. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this update specifies that impairment of LIHTC structure investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This update also clarifies that for LIHTC structure investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this update are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Taxable municipals	$551	$—	$(83)	$468
Tax exempt bank-qualified municipals	53,231	—	(5,136)	48,095
	$53,782	$—	$(5,219)	$48,563

December 31, 2022
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906

The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$51,397	$—	$(3,979)	$47,418
SBA securities	6,796	7	(131)	6,672

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	6,612	—	(676)	5,936
U.S. Agency	7,023	—	(796)	6,227
Collateralized mortgage obligations	46,319	15	(3,481)	42,853
Taxable municipals	4,405	36	(171)	4,270
Tax exempt bank-qualified municipals	6,637	4	(142)	6,499
	$129,189	$62	$(9,376)	$119,875

December 31, 2022
U.S. government and agency securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580

During the three and six months ended June 30, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $856 thousand and $1.1 million at June 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At June 30, 2023, held-to-maturity debt securities with an amortized cost of $53.8 million were pledged to the Federal Reserve Bank as collateral for a $45.9 million line of credit. There were no debt securities pledged at December 31, 2022.

Contractual Maturities

The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of June 30, 2023 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2023
Due in one year or less	$—	$—	$1,640	$1,638
Due after one year through five years	—	—	17,855	16,763
Due after five years through ten years	11,707	10,910	23,734	20,744

Due after ten years	42,075	37,653	85,960	80,730
	$53,782	$48,563	$129,189	$119,875
Realized Gains and Losses

The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross gains on sales and calls	$181	$—	$181	$—
Gross losses on sales and calls	(147)	—	(147)	—
Gain on sale of available-for-sale debt securities	34	—	34	—
Proceeds from sales and calls	$17,307	$—	$17,312	$—

Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
June 30, 2023:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(284)	$24,979	$(3,695)	$22,439	$(3,979)	$47,418
SBA securities	(6)	2,244	(125)	2,103	(131)	4,347
U.S. Treasury	—	—	(676)	5,936	(676)	5,936
U.S. Agency	—	—	(796)	6,227	(796)	6,227
Collateralized mortgage obligations	(440)	18,514	(3,041)	23,299	(3,481)	41,813
Taxable municipals	—	—	(171)	3,733	(171)	3,733
Tax exempt bank-qualified municipals	(70)	3,958	(72)	2,287	(142)	6,245
	$(800)	$49,695	$(8,576)	$66,024	$(9,376)	$115,719
December 31, 2022:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,337)	$9,888	$(2,397)	$13,407	$(3,734)	$23,295
SBA securities	(1)	202	(131)	2,258	(132)	2,460
U.S. Treasury	(277)	3,563	(423)	2,389	(700)	5,952
U.S. Agency	(51)	474	(791)	5,709	(842)	6,183
Collateralized mortgage obligations	(2,169)	35,331	(1,206)	6,029	(3,375)	41,360
Taxable municipals	(75)	3,318	(136)	373	(211)	3,691
Tax exempt bank-qualified municipals	(313)	14,081	—	—	(313)	14,081
	$(4,223)	$66,857	$(5,084)	$30,165	$(9,307)	$97,022

As of June 30, 2023, the Company had a total of 92 available-for-sale debt securities in a gross unrealized loss position, consisting of 71 securities with total net unrealized losses of $8.6 million that had been in a continual loss position for twelve months and longer. As of December 31, 2022, the Company had a total of 88 available-for-sale debt securities in a gross unrealized loss position, consisting of 43 securities with total net unrealized losses of $5.1 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At June 30, 2023, the Company had a net unrealized loss on available-for-sale debt securities of $9.3 million, or $6.6 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.1 million, or $6.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

Allowance for Credit Losses on Debt Securities

At June 30, 2023, 97 available-for-sale debt securities with fair values totaling $119.9 million had net unrealized losses totaling $9.3 million, or $6.6 million net of tax in accumulated other comprehensive loss. For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals historically have had no credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At June 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $4.3 million and $6.5 million, respectively. These available-for-sale debt securities rated AA and above totaled $7.5 million and rated A and above totaled $3.3 million.

At June 30, 2023, 61 held-to-maturity debt securities with fair values totaling $48.6 million had unrealized losses totaling $5.2 million. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At June 30, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $45.3 million and rated AA- totaled $3.2 million.

Management determined that the unrealized losses for June 30, 2023 and each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in credit market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and six months ended June 30, 2023.

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

Restricted Stock

As a member of the Federal Reserve System, the Company must hold stock of the Federal Reserve Bank of San Francisco in an amount equal to 3% of the Company’s common stock and additional paid-in capital. In addition, as a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own stock of the FHLB based on the Company’s outstanding mortgage assets and outstanding advances from the FHLB.

The table below summarizes the Company’s restricted stock investments at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal Reserve Bank	$7,372	$7,318
Federal Home Loan Bank	8,625	7,225
	$15,997	$14,543

During the three and six months ended June 30, 2023, the Company purchased $40 thousand and $54 thousand of Federal Reserve Bank stock, respectively, and there were $1.4 million purchases of FHLB stock.
Other Equity Securities Without A Readily Determinable Fair Value

The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at June 30, 2023 and December 31, 2022. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At June 30, 2023 and December 31, 2022, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and six months ended June 30, 2023 and 2022, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At June 30, 2023 and December 31, 2022, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $6.7 million and $4.6 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three and six months ended June 30, 2023, there were $1.5 million and $2.1 million net capital contributions made to these equity investments. During the three and six months ended June 30, 2022, there were $434 thousand and $1.4 million net capital contributions made to these equity investments. At June 30, 2023 and December 31, 2022, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and six months ended June 30, 2023 and 2022, there were no losses recognized related to changes in the fair value.
The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in accrued interest receivable and other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. The unfunded portion of these investments is included in other liabilities in the consolidated balance sheets. The aggregate funding commitment for this investment was $2.0 million at June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023, there was no contribution made. At June 30, 2023 and December 31, 2022, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern California markets in San Diego, Orange, Ventura, Los Angeles, and Riverside counties, as well as the Inland Empire. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 83% and 82% of total loans at June 30, 2023 and December 31, 2022, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at June 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Construction and land development	$275,250	$239,067
Real estate - other:
1-4 family residential	150,150	144,322
Multifamily residential	210,025	218,606
Commercial real estate and other	961,307	958,676
Commercial and industrial (1)	312,845	331,644
Consumer	3,776	5,458
Loans held for investment (2)	1,913,353	1,897,773
Allowance for credit losses	(22,502)	(17,099)
Loans held for investment, net	$1,890,851	$1,880,674

Loans held for sale, at lower of cost or fair value	$1,062	$9,027
(1)Includes Paycheck Protection Program (“PPP”) loans at net amortized amount of $3.0 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $2.6 million and $3.3 million and net unearned discount of $1.6 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively.

The Company has pledged $1.31 billion of loans with FHLB under a blanket lien, of which an unpaid principal balance of $833.7 million was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance of $131.6 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of June 30, 2023. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Loans Held for Sale

At June 30, 2023 and December 31, 2022, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $1.1 million and $9.0 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At June 30, 2023 and December 31, 2022, the fair value of loans held for sale totaled $1.1 million and $9.6 million, respectively.

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

The risk category of loans by class of loans and origination year as of June 30, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
Construction and land development
Pass	$5,360	$121,263	$130,351	$14,794	$1,940	$586	$859	$—	$275,153
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	97	—	—	97
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	5,360	121,263	130,351	14,794	1,940	683	859	—	275,250
Real estate - other:
1-4 family residential
Pass	26,666	37,547	21,907	7,913	5,119	16,653	33,346	—	149,151
Special mention	—	—	—	—	—	—	999	—	999
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	26,666	37,547	21,907	7,913	5,119	16,653	34,345	—	150,150
Multifamily residential
Pass	10,494	70,602	72,765	5,982	27,624	21,723	835	—	210,025
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	10,494	70,602	72,765	5,982	27,624	21,723	835	—	210,025

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	31,223	310,818	245,375	60,300	53,436	217,617	36,179	1,642	956,590
Special mention	—	2,721	—	—	—	—	—	—	2,721
Substandard	—	—	—	—	—	1,996	—	—	1,996
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	31,223	313,539	245,375	60,300	53,436	219,613	36,179	1,642	961,307
Commercial and industrial
Pass	47,155	81,834	14,275	6,702	9,284	15,743	127,439	1,003	303,435
Special mention	—	—	1,648	1,554	161	333	3,145	—	6,841
Substandard	—	—	77	—	1,310	682	—	500	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	47,155	81,834	16,000	8,256	10,755	16,758	130,584	1,503	312,845
Consumer
Pass	915	—	48	107	10	651	2,045	—	3,776
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	915	—	48	107	10	651	2,045	—	3,776
Total loans	$121,813	$624,785	$486,446	$97,352	$98,884	$276,081	$204,847	$3,145	$1,913,353

Total loans
Pass	$121,813	$622,064	$484,721	$95,798	$97,413	$272,973	$200,703	$2,645	$1,898,130
Special mention	—	2,721	1,648	1,554	161	333	4,144	—	10,561
Substandard	—	—	77	—	1,310	2,775	—	500	4,662
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$121,813	$624,785	$486,446	$97,352	$98,884	$276,081	$204,847	$3,145	$1,913,353

A summary of gross charge-offs by class of loans and origination year for the six months ended June 30, 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	(12)	—	—	(12)
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	(15)	—	(9)	—	—	(24)
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$—	$—	$(15)	$—	$(21)	$—	$—	$(36)

The risk category of loans by class of loans as of December 31, 2022 follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773

Past Due Loans
A summary of past due loans as of June 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
June 30, 2023
Construction and land development	$—	$—	$—	$—	$275,250	$275,250
Real estate - other:
1-4 family residential	—	—	—	—	150,150	150,150
Multifamily residential	—	—	—	—	210,025	210,025
Commercial real estate and other	—	—	—	—	961,307	961,307
Commercial and industrial	—	—	—	—	312,845	312,845
Consumer	—	—	—	—	3,776	3,776
	$—	$—	$—	$—	$1,913,353	$1,913,353

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2022
Construction and land development	$—	$—	$—	$—	$239,067	$239,067
Real estate - other:
1-4 family residential	—	—	—	—	144,322	144,322
Multifamily residential	—	—	—	—	218,606	218,606
Commercial real estate and other	—	—	—	—	958,676	958,676
Commercial and industrial	—	—	—	—	331,644	331,644
Consumer	—	—	—	—	5,458	5,458
	$—	$—	$—	$—	$1,897,773	$1,897,773

There were no loans over 90 days past due loans and still accruing interest as of June 30, 2023 and December 31, 2022.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of June 30, 2023 and December 31, 2022 follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	39	—
Multifamily residential	—	—	—	—
Commercial real estate and other	1	—	2	—
Commercial and industrial	39	—	—	—
Consumer	—	—	—	—
	$40	$—	$41	$—

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There were no collateral dependent loans as of June 30, 2023 and December 31, 2022.

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
At June 30, 2023, the Company utilized probability-weighted three-scenario forecasts, representing a base-case scenario and two downside scenarios, to estimate the ACL, and the economic forecasts were released by Moody’s Analytics during the last week of June 2023 which suggested a slight shift from the March 2023 forecasts in their outlook based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. These forecasts remained consistent in their long-held view that the inflationary outlook is the key to their baseline forecast. The most recent inflationary data, including the Federal Reserve’s preferred measure of inflation, is encouraging, but remained stubbornly high and may remain entrenched longer. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop to the first quarter of 2024 from the last quarter of 2023. However, the baseline forecast still suggested that a soft landing would be the most likely outcome for the U.S. economy as a consequence of the resilience of consumers and labor markets. Management believes the Federal Reserve will continue to assess the impact of the bank failures, a sharp spike in near-term California unemployment rates ranging from 4.52% to 7.09%, and tightened credit conditions given the recent turmoil and liquidity concerns in the banking industry. The Company adjusted the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in the quantitative model.

Accrued interest receivable on loans receivable, net, totaled $5.7 million and $5.7 million at June 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $135 thousand and $211 thousand for the three and six months ended June 30, 2023, respectively. There was a $146 thousand provision for unfunded loan commitments for the three and six months ended June 30, 2022. The provision for unfunded loan commitments is included in (reversal of) provision for credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $1.5 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for loan losses (ALL)
Balance, beginning of period	$22,391	$13,534	$17,099	$11,657
Adoption of ASU No. 2016-13(1)	—	—	5,027	—
Provision for loan losses	120	1,650	398	3,500
Charge-offs	(9)	(21)	(36)	(21)
Recoveries	—	(27)	14	—
Net charge-offs	(9)	(48)	(22)	(21)
Balance, end of period	$22,502	$15,136	$22,502	$15,136
Reserve for unfunded loan commitments
Balance, beginning of period	$1,673	$804	$1,310	$804
Adoption of ASU No. 2016-13(1)	—	—	439	—
(Reversal of) provision for unfunded commitment losses	(135)	146	(211)	146
Balance, end of period	1,538	950	1,538	950
Allowance for credit losses (ACL), end of period	$24,040	$16,086	$24,040	$16,086
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

A summary of changes in the ACL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended June 30, 2023
Beginning of period	$3,397	$14,699	$4,241	$54	$22,391
Adoption of ASU No. 2016-13(1)	—	—	—	—	—
Provision (reversal of) for loan losses	159	398	(424)	(13)	120
Charge-offs	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—
Net charge-offs	—	—	(9)	—	(9)
End of period	$3,556	$15,097	$3,808	$41	$22,502

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Specific reserves	$—	$—	$12	$—	$12
General reserves	3,556	15,097	3,796	41	22,490
	$3,556	$15,097	$3,808	$41	$22,502
Loans evaluated for impairment:
Individually	$—	$1	$39	$—	$40
Collectively	275,250	1,321,481	312,806	3,776	1,913,313
	$275,250	$1,321,482	$312,845	$3,776	$1,913,353
Three Months Ended June 30, 2022
Beginning of period	$892	$10,012	$2,628	$2	$13,534
Provision for loan losses	367	974	281	28	1,650
Charge-offs	—	—	(21)	—	(21)
Recoveries	—	(1)	(25)	(1)	(27)
Net charge-offs	—	(1)	(46)	(1)	(48)
End of period	$1,259	$10,985	$2,863	$29	$15,136

Specific reserves	$—	$14	$—	$—	$14
General reserves	1,259	10,971	2,863	29	15,122
	$1,259	$10,985	$2,863	$29	$15,136
Loans evaluated for impairment:
Individually	$—	$1,669	$101	$—	$1,770
Collectively	109,843	1,196,910	316,870	1,611	1,625,234
	$109,843	$1,198,579	$316,971	$1,611	$1,627,004

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Six Months Ended June 30, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
Provision (reversal of) for loan losses	374	435	(393)	(18)	398
Charge-offs	—	(12)	(24)	—	(36)
Recoveries	—	—	14	—	14
Net charge-offs	—	(12)	(10)	—	(22)
End of period	$3,556	$15,097	$3,808	$41	$22,502

Six Months Ended June 30, 2022
Beginning of period	$666	$8,441	$2,548	$2	$11,657
Provision for loan losses	593	2,544	336	27	3,500
Charge-offs	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—
Net charge-offs	—	—	(21)	—	(21)
End of period	$1,259	$10,985	$2,863	$29	$15,136
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans, C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $67.9 million and $59.4 million at June 30, 2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $40.2 million and $30.3 million at June 30, 2023, and December 31, 2022, for which there was a related servicing asset of $683 thousand and $514 thousand, respectively.
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
The servicing asset activity includes additions from loan sales with servicing retained, and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset is reported in accrued interest receivable and other assets in the consolidated balance sheets. A summary of change in the SBA servicing asset for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$684	$162	$514	$170
Additions	24	237	216	251
Amortization (1)	(25)	(28)	(47)	(50)
Balance, end of period	$683	$371	$683	$371
(1) There was no accelerated amortization for the three months ended June 30, 2023. Amortization included accelerated amortization of $23 thousand for the three months ended June 30, 2022, and $3 thousand and $33 thousand for the six months ended June 30, 2023 and 2022, respectively.

SBA 7(a) loans sold during the three and six months ended June 30, 2023 totaled $1.0 million and $10.9 million, respectively, resulting in total gains on sale of SBA loans of $77 thousand and $874 thousand, respectively. SBA 7(a) loans sold during the three and six months ended June 30, 2022 totaled $10.7 million and $11.2 million, respectively, resulting in total gains on sale of SBA loans of $711 thousand and $760 thousand, respectively.
The fair value of the servicing asset was $697 thousand and $475 thousand at June 30, 2023 and December 31, 2022, respectively. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2023 and December 31, 2022 included:

(dollars in thousands)	June 30, 2023	December 31, 2022
Discount rate:
Range	9.5% – 25.8%	13.9% – 34.3%
Weighted average	15.1%	19.1%
Prepayment speed:
Range	9.8% – 44.6%	9.7% – 41.2%
Weighted average	16.7%	17.0%

The following table presents the components of net servicing fees, included in noninterest income in the consolidated statements of operations, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Contractually specified fees	104	38	196	85
Amortization	(25)	(28)	(47)	(50)
Net servicing fees	$79	$10	$149	$35

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess purchase price over the fair value of all identifiable assets and liabilities acquired and totaled $37.8 million at June 30, 2023 and December 31, 2022. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. The Company performed a qualitative assessment for potential impairment as of December 31, 2022, and as a result of that assessment had determined that there has been no impairment to the goodwill. Due to the banking industry turmoil and the resulting volatility in our stock price during the first quarter of 2023, the Company performed an analysis of goodwill that consisted of quantitative assessments to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of these analyses indicated that no impairment of goodwill existed as of March 31, 2023. There were no changes to goodwill during the three and six months ended June 30, 2023 and 2022.

Core deposit intangibles are amortized over periods of 0.42 to 8.34 years. As of June 30, 2023, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.6 years. The following table presents the changes in core deposit intangibles for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gross balance, beginning of period	$4,185	$4,185	$4,185	$4,185
Additions	—	—	—	—
Gross balance, end of period	$4,185	$4,185	$4,185	$4,185

Accumulated amortization:
Balance, beginning of period	$(2,692)	$(2,262)	$(2,601)	$(2,163)
Amortization	(90)	(99)	(181)	(198)
Balance, end of period	(2,782)	(2,361)	(2,782)	(2,361)
Net core deposit intangible, end of period	$1,403	$1,824	$1,403	$1,824

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
Remainder of 2023	$174
2024	271
2025	248
2026	227
2027	205
Thereafter	278
$1,403

NOTE 6 - DEPOSITS
The Company offers the Insured Cash Sweep (ICS) product, providing customers with FDIC insurance coverage at ICS network institutions. As of June 30, 2023, ICS deposits increased to $256.3 million, or 12.9% of total deposits, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $69.3 million and $84.6 million as of June 30, 2023 and December 31, 2022, respectively. Brokered time deposits totaled $98.4 million and $20.7 million as of June 30, 2023 and December 31, 2022, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of June 30, 2023 and December 31, 2022, total collateralized deposits, including the deposits of State of California and their public agencies, were $45.7 million and $14.4 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At June 30, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2023	$134,535
2024	30,306
2025	20,404
2026	3,941
2027	85
$189,271

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of June 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB advances	$15,000	$50,000
Subordinated notes	17,818	17,770
Total borrowings	$32,818	$67,770

Federal Home Loan Bank Secured Line of Credit
At June 30, 2023, the Company had a secured line of credit of $468.5 million from the FHLB, of which $405.0 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2023, the Company had pledged qualifying loans with an unpaid principal balance of $833.7 million for this line. In addition, at June 30, 2023, the Company used $48.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
The Company had an overnight borrowing of $15.0 million with an interest rate of 5.35% and $50.0 million with an interest of 4.65% at June 30, 2023 and December 31, 2022, respectively.

Federal Reserve Bank Secured Line of Credit
At June 30, 2023, the Company had credit availability of $141.8 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2023, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.8 million as collateral, and qualifying loans with an unpaid principal balance of $131.6 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at June 30, 2023 and December 31, 2022.
In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S.Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty. At June 30, 2023, the Company did not establish any borrowing capacity through the BTFP program.

Federal Funds Unsecured Lines of Credit
At June 30, 2023, the Company had two overnight unsecured credit lines from correspondent banks totaling $60.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2023 and December 31, 2022.

Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2023 and December 31, 2022, were $182 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense in the consolidated statements of operations. At June 30, 2023, the Company was in compliance with all covenants and terms of the Notes.

NOTE 8 - SHAREHOLDERS’ EQUITY
Common Stock Repurchase Plan
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
There were no shares repurchased under this share repurchase plan during the three months ended June 30, 2023.

NOTE 9 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$6,718	$(736)	$14,942	$710

Weighted average common shares outstanding - basic	18,287,595	17,808,742	18,172,083	17,765,991
Dilutive effect of outstanding:
Stock options and unvested stock grants	308,633	393,112	440,861	406,292
Weighted average common shares outstanding - diluted	18,596,228	18,201,854	18,612,944	18,172,283

Earnings (loss) per common share - basic	$0.37	$(0.04)	$0.82	$0.04
Earnings (loss) per common share - diluted	$0.36	$(0.04)	$0.80	$0.04

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of diluted EPS for the three and six months ended June 30, 2023 because the performance conditions had been met, but they were excluded in the computation of diluted EPS for the three and six months ended June 30, 2022 because the performance conditions had not been met. At June 30, 2023 and 2022, there were 129,877 and 173,946 restricted stock units and 6,547 and 23,808 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 10 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors and their related interests with which they are associated.
The balance of these loans outstanding and activity in related party loans for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$8,052	$10,233	$8,073	$10,259
New credit granted	—	—	—	—
Repayments	(320)	(1,157)	(341)	(1,183)
Balance at end of period	$7,732	$9,076	$7,732	$9,076

Directors and related interests deposits at June 30, 2023 and December 31, 2022, amounted to approximately $19.6 million and $4.7 million, respectively.
The Company leases the Ramona branch office from a principal shareholder and member of our Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and six months ended June 30, 2023 was $11 thousand and $22 thousand, respectively, and was $10 thousand and $21 thousand for the three and six months ended June 30, 2022, respectively. At June 30, 2023, future minimum lease payments under the lease were $172 thousand.
As of June 30, 2023, the holding company committed to a $2.0 million investment in the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Castle Creek Launchpad Fund I. At June 30, 2023, total capital contributions made to this investment were $604 thousand.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$518,734	$596,349
Letters of credit issued to customers	4,912	4,794
Commitments to contribute capital to other equity investments	3,829	6,041
	$527,475	$607,184
In 2016 and 2021, the Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and six months ended June 30, 2023 was $79 thousand and $157 thousand, respectively, and $95 thousand and $182 thousand for the three and six months ended June 30, 2022, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined.

At this time, the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
NOTE 12 - STOCK-BASED COMPENSATION PLAN
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
Total stock-based compensation cost related to stock options and restricted shares units was $1.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation cost related to stock options and restricted shares units was $2.8 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

Stock Options
As of June 30, 2023, there was $113 thousand of total unrecognized compensation cost related to the outstanding stock options. The intrinsic value of stock options exercised was approximately $29 thousand and $536 thousand for the three months ended June 30, 2023 and 2022, respectively. The intrinsic value of stock options exercised was approximately $78 thousand and $865 thousand for the six months ended June 30, 2023 and 2022, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2023 and 2022.

A summary of changes in outstanding stock options during the three and six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023		June 30, 2023
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding at beginning of period	292,338	$9.22	326,868	$9.53
Granted	—	$—	—	$—
Exercised	(4,000)	$6.61	(10,950)	$8.53
Forfeited	—	$—	(27,580)	$12.79
Outstanding at end of period	288,338	$9.26	288,338	$9.26	3.7	$1,286
Options exercisable	260,638	$8.97	260,638	$8.97	3.4	$1,238

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022		June 30, 2022
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding at beginning of period	459,768	$9.35	536,651	$9.36
Granted	—	$—	—	$—
Exercised	(69,600)	$7.24	(110,600)	$7.29
Forfeited	(21,900)	$12.44	(57,783)	$12.03
Outstanding at end of period	368,268	$9.56	368,268	$9.56	4.8	$2,037
Options exercisable	306,393	$9.07	306,393	$9.07	4.4	$1,844

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and six months ended June 30, 2023 and 2022 is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	783,174	$13.18	959,337	$11.55
Granted	21,324	$15.16	192,258	$16.73
Vested (1)	(26,075)	$14.67	(373,172)	$10.80
Forfeited	—	$—	—	$—
Unvested at end of period	778,423	$13.19	778,423	$13.19
(1)Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,138,433	$11.40	1,010,501	$10.55
Granted	60,586	$15.04	247,507	$15.29
Vested	(19,410)	$13.86	(25,035)	$13.66
Forfeited	(39,737)	$13.71	(93,101)	$11.02
Unvested at end of period	1,139,872	$11.47	1,139,872	$11.47

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. There was no accelerated stock-based compensation recorded for the three months ended June 30, 2023. For the six months ended June 30, 2023, the Company recorded accelerated stock-based compensation expense totaling $632 thousand.
As of June 30, 2023, there was $7.9 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.5 years. The total grant date fair value of restricted stock units vested was $383 thousand and $4.0 million for the three and six months ended June 30, 2023, respectively, and $269 thousand and $342 thousand for the three and six months ended June 30, 2022, respectively. Related tax expenses were approximately $8 thousand for the three months ended June 30, 2023, and related tax benefits were approximately $644 thousand for the six months ended June 30, 2023, and $6 thousand and $11 thousand for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates the service affiliation with the Company.
NOTE 13 - REGULATORY MATTERS
At June 30, 2023 and December 31, 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of

6.5%, and a minimum leverage ratio of 5.0%. As of June 30, 2023 and December 31, 2022, the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no conditions or events that management believes have changed the Bank’s categories. Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2023. At June 30, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total Capital (to Risk-Weighted Assets)	$279,038	12.98%	$172,020	8.0%	$215,025	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	259,098	12.05%	129,015	6.0%	172,020	8.0%
CET1 Capital (to Risk-Weighted Assets)	259,098	12.05%	96,761	4.5%	139,766	6.5%
Tier 1 Capital (to Average Assets)	259,098	11.47%	90,325	4.0%	112,907	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

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

NOTE 14 - FAIR VALUE
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
Borrowings: The fair values of the Company’s overnight borrowings from the Federal Home Loan Bank approximates their carrying value as the advances were recently borrowed at market rate. The fair value of fixed-rated term borrowings is estimated using a discounted cash flow through the remaining maturity dates based on the current borrowing rates for similar types of borrowing arrangements. The fair values of subordinated debt are based on rates currently available to the Company for debt with similar terms and remaining maturities.
Accrued Interest Payable: The fair value of accrued interest payable approximates their carrying amounts.
Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.
The estimated fair value hierarchy level and estimated fair value of financial instruments at June 30, 2023 and December 31, 2022, is summarized as follows:

		June 30, 2023		December 31, 2022
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$34,632	$34,632	$60,295	$60,295
Fed funds and interest-bearing balances	Level 1	69,995	69,995	26,465	26,465
Debt securities available for sale	Level 2	119,875	119,875	112,580	112,580
Debt securities held to maturity	Level 2	53,782	48,563	53,946	47,906
Loans held for sale	Level 2	1,062	1,129	9,027	9,616
Loans held for investment, net	Level 3	1,890,851	1,844,735	1,880,674	1,836,782
Restricted stock, at cost	Level 2	15,997	15,997	14,543	14,543
Other equity securities	Level 2	9,074	9,074	6,974	6,974
Accrued interest receivable	Level 2	6,604	6,604	6,868	6,868

Financial liabilities:
Deposits	Level 2	1,980,908	1,979,468	1,931,905	1,929,947
Borrowings	Level 2	32,818	32,435	67,770	67,387
Accrued interest payable	Level 2	298	298	215	215

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$47,418	$—	$47,418
SBA securities	—	6,672	—	6,672
U.S. Treasury	—	5,936	—	5,936
U.S. Agency	—	6,227	—	6,227
Collateralized mortgage obligations	—	42,853	—	42,853
Taxable municipals	—	4,270	—	4,270
Tax exempt bank-qualified municipals	—	6,499	—	6,499
	$—	$119,875	$—	$119,875

December 31, 2022
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$23,295	$—	$23,295
SBA securities	—	7,872	—	7,872
U.S. Treasury	—	5,952	—	5,952
U.S. Agency	—	6,183	—	6,183
Collateralized mortgage obligations	—	44,423	—	44,423
Taxable municipals	—	4,228	—	4,228
Tax exempt bank-qualified municipals	—	20,627	—	20,627
	$—	$112,580	$—	$112,580
Nonrecurring fair value measurements
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At June 30, 2023, the Company determined the amounts measured at fair value on a nonrecurring basis were immaterial and the Company did not have any nonrecurring fair value measurements at December 31, 2022.

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

	Three Months Ended			Six Months Ended June 30,
($ in thousands except share and per share data)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
EARNINGS
Net interest income	$23,426	$24,892	$20,936	$48,318	$38,731
(Reversal of) provision for credit losses	$(15)	$202	$1,796	$187	$3,646
Noninterest income	$1,096	$1,570	$1,526	$2,666	$3,129
Noninterest expense	$14,607	$15,019	$21,708	$29,626	$37,260
Income tax expense (benefit)	$3,212	$3,017	$(306)	$6,229	$244
Net income (loss)	$6,718	$8,224	$(736)	$14,942	$710
Pre-tax pre-provision income (1)	$9,915	$11,443	$754	$21,358	$4,600
Diluted earnings (loss) per share	$0.36	$0.44	$(0.04)	$0.80	$0.04
Ending shares outstanding	18,296,365	18,271,194	17,840,626	18,296,365	17,840,626

PERFORMANCE RATIOS
Return on average assets	1.18%	1.46%	(0.13)%	1.32%	0.06%
Return on average common equity	9.93%	12.72%	(1.19)%	11.29%	0.58%
Yield on loans	5.91%	5.78%	4.74%	5.85%	4.72%
Yield on earning assets	5.64%	5.53%	3.99%	5.58%	3.77%
Cost of deposits	1.29%	0.80%	0.07%	1.05%	0.07%
Cost of funds	1.38%	0.88%	0.13%	1.13%	0.13%
Net interest margin	4.36%	4.71%	3.87%	4.54%	3.64%
Efficiency ratio (1)	59.6%	56.8%	96.6%	58.1%	89.0%
Net (charge-offs) recoveries to average loans held-for-investment	0.00%	0.00%	(0.01)%	0.00%	0.00%
(1) Refer to Non-GAAP Financial Measures in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

	June 30, 2023		December 31, 2022
CAPITAL
Tangible equity to tangible assets (1)	10.33%		9.84%
Book value (BV) per common share	$14.96		$14.51
Tangible BV per common share (1)	$12.82		$12.32

ASSET QUALITY
Allowance for loan losses (ALL)	$22,502		$17,099
Reserve for unfunded loan commitments	1,538		1,310
Allowance for credit losses (ACL)	$24,040		$18,409
ALL to total loans	1.18%		0.90%
ACL to total loans	1.26%		0.97%
Nonperforming loans	$40		$41
Other real estate owned	$—		$—
Nonperforming assets to total assets	0.002%		0.002%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,914,415	1,416,380	$1,906,800
Total assets	$2,309,183		$2,283,927
Deposits	$1,980,908		$1,931,905
Loans to deposits	96.6%		98.7%
Shareholders' equity	$273,749		$260,355
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

Overview
Southern California Bancorp is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby Bank of Southern California, N.A. became the wholly owned subsidiary of the Company. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 13 branch offices serving Orange,

Los Angeles, Riverside, San Diego and Ventura counties. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans, consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Nasdaq Listing
Our Registration Statement on Form 10 was filed with the U.S. Securities and Exchange Commission (the “SEC”) and declared effective on May 10, 2023. Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) at the opening of trading on May 11, 2023, under the symbol “BCAL.”
Difficult Market Conditions are Adversely Affecting the Banking Industry
The COVID-19 pandemic has receded, with business activity returning to more normal conditions. Concerns regarding a potential recession have increased as the Federal Reserve continues to raise interest rates to combat inflation. The Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points between March 2022 and July 2023, to a range between 5.25% and 5.50%, the highest level in 22 years. The Federal Reserve paused interest rates in June 2023, but raised another quarter point on July 26, 2023, and hinted that there may be another rate increase this year as inflation remains above their target of 2 percent. In its July 2023 statement, the Federal Reserve said “The U.S. banking system is sound and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Federal Open Market Committee (“FOMC”) remains highly attentive to inflation risks,” and it “...seeks to achieve maximum employment with inflation at the rate of 2 percent over the longer run. The FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.” Future actions that may be taken by the Federal Reserve may continue to impact key macroeconomic variables.
The rapid rise in interest rates since 2022 resulted in an industry-wide reduction in the fair value of many banks’ securities portfolios, pressuring their liquidity. The recent bank runs that led to the failure of several financial institutions beginning in March of 2023, among other events, fostered a state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation is stabilizing due to strong actions taken by federal regulators in attempts to calm the markets. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality pledged securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty.
Notwithstanding these recent market events and activities, we have not experienced any material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile. We have a strong consolidated balance sheet with very diversified deposit and loan portfolios, and with very little sector or individual customer concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of commercial industries. The current uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models and our accumulated other comprehensive loss on our available-for-sale debt securities is manageable. However, in an abundance of caution, we have proactively responded to these events by reaching out to our deposit customers and explaining what differentiates us from the recently failed banks and assuring them that their deposits remain safe. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs.
We have a highly skilled and experienced lending team and related support system, a successful SBA lending division and an experienced credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at June 30, 2023, our concentration of such loans represented 533% of our total risk-based capital. In addition, at June 30, 2023, total loans secured by commercial real estate under construction and land development represented 99% of our total risk-based capital. The non-performing assets and net charge-offs for these segments at June 30, 2023 and for the six months ended June 30, 2023 were $1 thousand and zero, respectively.
Given the nature of our commercial banking business, approximately 40% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2023. However, we offer our deposit customers access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $256 million, or 13% of total deposits at June 30, 2023, compared to $65 million, or 3% of total deposits at December 31, 2022.
We have a small investment portfolio of high-quality securities. As of June 30, 2023, the amortized cost of our held-to-maturity debt securities was $54 million, or approximately 2.3% of total assets. The fair value of our available-for-sale debt securities was $120 million, or approximately 5.2% of total assets. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment.
As of June 30, 2023, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2022:
•Total cash and cash equivalents of approximately $105 million, compared to $87 million.
•Total liquidity ratio of approximately 11.3%, compared to 10.5%.
•Unpledged, liquid securities at fair value were approximately $120 million, compared to $113 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $405 million, compared to $374 million. At June 30, 2023, we had overnight FHLB borrowings of $15 million.
•Increased our available borrowing capacity from the Federal Reserve Discount Window program to approximately $142 million, compared to $11 million. There were no outstanding borrowings under this program at June 30, 2023.
•Available borrowing capacity from the two unsecured credit lines from correspondent banks totaling $60 million at both period ends. There were no outstanding borrowings on these lines at June 30, 2023.
•Did not participate in Federal Reserve Bank Term Funding Program borrowings at June 30, 2023.
•Total available borrowing capacity was approximately $607 million at June 30, 2023, compared to $461 million.

•Total available liquidity was approximately $831 million at June 30, 2023.
We continue to monitor macroeconomic variables related to increasing interest rates, inflation, and concerns regarding an economic downturn, and its potential effects on our business, customers, employees, communities and markets. The following challenges could have an impact on our business, consolidated financial condition or near- or longer-term consolidated results of operations:

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

Concurrent with the adoption of ASU 2016-13, we adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, which eliminated TDR accounting prospectively for all loan modifications occurring on or after January 1, 2023 and added additional disclosure requirements for current period gross charge-offs for by year of origination. It also prescribes guidance for reporting modifications for certain loan re-financings and restructurings made to borrowers experiencing financial difficulty. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the superseded TDR accounting guidance until the loan is paid off, liquidated, or subsequently modified.
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
The ACL on loans held for investment represents the portion of the loan’s amortized cost basis that we do not expect to collect due to anticipated credit losses over the loan’s contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in (reversal of) provision for credit losses in the consolidated statements of operations. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
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
At June 30, 2023, the following loan portfolio segments, based on regulatory call codes and related risk ratings, have been identified:
•Construction and land development
•Real estate
◦1-4 family residential
◦Multifamily residential

◦Commercial real estate and other
•Commercial and industrial
•Consumer
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Our ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. Assumptions for prepayment/curtailment rate are based on benchmark rates provided by our third-party loss model provider. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by our third-party model provider. We use numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in our ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in our ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions.
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
Prior to the adoption of ASC 326 Financial Instruments — Credit Losses on January 1, 2023, we utilized the incurred loss model to estimate the allowance for loan losses. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies included in Item 13. Financial Statements and Supplementary Data of our Registration Statement for additional information regarding accounting for the allowance for loan losses, impaired loans, and troubled debt restructurings.
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Efficiency Ratio
Noninterest expense	$14,607	$15,019	$21,708	$29,626	$37,260

Net interest income	23,426	24,892	20,936	48,318	38,731
Noninterest income	1,096	1,570	1,526	2,666	3,129
Total net interest income and noninterest income	$24,522	$26,462	$22,462	$50,984	$41,860
(1) Efficiency ratio (non-GAAP)	59.6%	56.8%	96.6%	58.1%	89.0%

Pre-tax Pre-provision Income
Net interest income	$23,426	$24,892	$20,936	$48,318	$38,731
Noninterest income	1,096	1,570	1,526	2,666	3,129
Total net interest income and noninterest income	24,522	26,462	22,462	50,984	41,860
Less: Noninterest expense	14,607	15,019	21,708	29,626	37,260
(2) Pre-tax pre-provision income (non-GAAP)	$9,915	$11,443	$754	$21,358	$4,600

Return on Average Assets, Equity, and Tangible Equity
Net income (loss)	$6,718	$8,224	$(736)	$14,942	$710

Average assets	$2,286,875	$2,277,971	$2,308,829	$2,282,448	$2,284,450
Average shareholders’ equity	271,487	262,118	248,440	266,827	248,086
Less: Average intangible assets	39,250	39,340	38,655	39,294	38,707
(3) Average tangible common equity (non-GAAP)	$232,237	$222,778	$209,785	$227,533	$209,379

Return on average assets	1.18%	1.46%	(0.13%)	1.32%	0.06%
Return on average equity	9.93%	12.72%	(1.19%)	11.29%	0.58%
(4) Return on average tangible common equity (non-GAAP)	11.60%	14.97%	(1.41%)	13.24%	0.68%

(dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$273,749	$260,355
Less: Intangible assets	39,206	39,387
(5) Tangible common equity (non-GAAP)	$234,543	$220,968

Total assets	$2,309,183	$2,283,927
Less: Intangible assets	39,206	39,387
(5) Tangible assets (non-GAAP)	$2,269,977	$2,244,540

Equity to asset ratio	11.85%	11.40%
(6) Tangible common equity to tangible asset ratio (non-GAAP)	10.33%	9.84%
Book value per share	$14.96	$14.51
(7) Tangible book value per share (non-GAAP)	$12.82	$12.32
Shares outstanding	18,296,365	17,940,283

Results of Operations
Net Income
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Net income for the three months ended June 30, 2023 was $6.7 million, or $0.36 per diluted share, compared to $8.2 million or $0.44 per diluted share in the prior quarter. The $1.5 million decrease in net income from the prior quarter was primarily due to a $1.5 million decrease in net interest income and $474 thousand decrease in noninterest income, partially offset by a $217 thousand decrease in the provision for credit losses, and a $412 thousand decrease in noninterest expense. Pre-tax, pre-provision income for the three months ended June 30, 2023 was $9.9 million, a decrease of $1.5 million, or 13.4% compared to pre-tax, pre-provision income of $11.4 million for the three months ended March 31, 2023.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net income for the three months ended June 30, 2023 was $6.7 million, or $0.36 per diluted share, compared to a net loss of $736 thousand, or $0.04 per diluted share for the same 2022 period. The $7.5 million increase in net income from the three months ended June 30, 2022 was primarily due to a $2.5 million increase in net interest income, a $1.8 million decrease in the provision for credit losses and a $7.1 million decrease in noninterest expense, partially offset by a $3.5 million increase in income taxes. Pre-tax, pre-provision income for the three months ended June 30, 2023 was $9.9 million, an increase of $9.2 million, compared to pre-tax, pre-provision income of $754 thousand for the same 2022 period.
Six Months Ended June 30, 2023 Compared to June 30, 2022
Net income for the six months ended June 30, 2023 was $14.9 million, or $0.80 per diluted share, compared to $710 thousand, or $0.04 per diluted share for the six months ended June 30, 2022. The $14.2 million increase in net income from the prior year was primarily due to a $9.6 million increase in net interest income, a $3.5 million decrease in the provision for credit losses, and a $7.6 million decrease in noninterest expense, partially offset by a $6.0 million increase in income taxes. Pre-tax, pre-provision income for the six months ended June 30, 2023 was $21.4 million, an increase of $16.8 million, compared to pre-tax, pre-provision income of $4.6 million for the six months ended June 30, 2022.
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
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs for the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total non-PPP loans	$1,896,805	$27,973	5.92%	$1,890,758	$27,005	5.79%	$1,679,902	$19,668	4.70%
Total PPP loans	3,228	14	1.74%	3,476	14	1.63%	9,072	279	12.34%
Total loans(1)	1,900,033	27,987	5.91%	1,894,234	27,019	5.78%	1,688,974	19,947	4.74%
Taxable debt securities	106,208	833	3.15%	97,023	731	3.06%	100,548	476	1.90%
Tax-exempt debt securities (2)	70,470	456	3.29%	74,188	487	3.37%	56,054	325	2.94%
Deposits in other financial institutions	42,770	537	5.04%	37,611	457	4.93%	246,506	439	0.71%
Fed funds sold/resale agreements	17,639	228	5.18%	25,306	287	4.60%	64,004	144	0.90%
Restricted stock investments and other bank stock	16,039	219	5.48%	14,902	228	6.20%	14,914	253	6.80%
Total interest-earning assets	2,153,159	30,260	5.64%	2,143,264	29,209	5.53%	2,171,000	21,584	3.99%
Total noninterest-earning assets	133,716			134,707			137,829
Total assets	$2,286,875			$2,277,971			$2,308,829

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$308,863	$1,279	1.66%	$206,785	$316	0.62%	$211,663	$56	0.11%
Money market and savings accounts	662,487	3,451	2.09%	685,368	2,587	1.53%	669,183	208	0.12%
Time deposits	175,161	1,531	3.51%	152,613	975	2.59%	87,176	81	0.37%
Total interest-bearing deposits	1,146,511	6,261	2.19%	1,044,766	3,878	1.51%	968,022	345	0.14%
Borrowings:
FHLB advances	22,791	302	5.31%	14,356	168	4.75%	—	—	—%
Subordinated debt	17,806	271	6.10%	17,783	271	6.18%	17,711	271	6.14%
Junior subordinated debentures	—	—	—%	—	—	—%	2,262	32	5.67%
Total borrowings	40,597	573	5.66%	32,139	439	5.54%	19,973	303	6.08%
Total interest-bearing liabilities	1,187,108	6,834	2.31%	1,076,905	4,317	1.63%	987,995	648	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	805,553			915,160			1,053,615
Other liabilities	22,727			23,788			18,779
Shareholders’ equity	271,487			262,118			248,440
Total Liabilities and Shareholders’ Equity	$2,286,875			$2,277,971			$2,308,829
Net interest spread			3.33%			3.90%			3.72%
Net interest income and margin(4)		$23,426	4.36%		$24,892	4.71%		$20,936	3.87%
Cost of deposits(5)			1.29%			0.80%			0.07%
Cost of funds(6)			1.38%			0.88%			0.13%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $390 thousand, $532 thousand and $1.0 million for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 41.27%, 46.69% and 52.12% of average total deposits for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.
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

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total non-PPP loans	$1,893,798	$54,978	5.85%	$1,588,645	$36,077	4.58%
Total PPP loans	3,352	28	1.68%	21,898	1,601	14.74%
Total loans(1)	1,897,150	55,006	5.85%	1,610,543	37,678	4.72%
Taxable debt securities	101,641	1,564	3.10%	86,507	730	1.70%
Tax-exempt debt securities (2)	72,318	943	3.33%	35,721	401	2.87%
Deposits in other financial institutions	40,205	994	4.99%	354,641	632	0.36%
Fed funds sold/resale agreements	21,451	515	4.84%	44,024	155	0.71%
Restricted stock investments and other bank stock	15,474	447	5.83%	14,464	473	6.59%
Total interest-earning assets	2,148,239	59,469	5.58%	2,145,900	40,069	3.77%
Total noninterest-earning assets	134,209			138,550
Total assets	$2,282,448			$2,284,450

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$258,106	$1,595	1.25%	$201,155	$137	0.14%
Money market and savings accounts	673,864	6,038	1.81%	681,600	409	0.12%
Time deposits	163,950	2,506	3.08%	92,076	179	0.39%
Total interest-bearing deposits	1,095,920	10,139	1.87%	974,831	725	0.15%
Borrowings:
FHLB advances	18,597	469	5.09%	—	—	—%
Subordinated debt	17,795	543	6.15%	17,700	543	6.19%
Junior subordinated debentures	—	—	—%	2,498	70	5.65%
Total borrowings	36,392	1,012	5.61%	20,198	613	6.12%
Total interest-bearing liabilities	1,132,312	11,151	1.99%	995,029	1,338	0.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	860,054			1,022,075
Other liabilities	23,255			19,260
Shareholders’ equity	266,827			248,086
Total Liabilities and Shareholders’ Equity	$2,282,448			$2,284,450
Net interest spread			3.59%			3.50%
Net interest income and margin (4)		$48,318	4.54%		$38,731	3.64%
Cost of deposits (5)			1.05%			0.07%
Cost of funds (6)			1.13%			0.13%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $922 thousand and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 43.97%, and 51.18% of average total deposits for the six months ended June 30, 2023 and 2022, respectively.
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

	Three Months Ended June 30, 2023 vs. March 31, 2023			Three Months Ended June 30, 2023 vs. June 30, 2022			Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total non-PPP loans	$387	$581	$968	$2,759	$5,546	$8,305	$7,718	$11,183	$18,901
Total PPP loans	—	—	—	(113)	(152)	(265)	(768)	(805)	(1,573)
Total loans	387	581	968	2,646	5,394	8,040	6,950	10,378	17,328
Taxable debt securities	80	22	102	30	327	357	148	686	834
Tax-exempt debt securities	(16)	(15)	(31)	79	52	131	449	93	542
Deposits in other financial institutions	70	10	80	(626)	724	98	(1,026)	1,387	361
Fed fund sold/resale agreements	(93)	34	(59)	(170)	254	84	(117)	477	360
Restricted stock investments and other bank stock	19	(28)	(9)	17	(51)	(34)	31	(56)	(25)
Total interest-earning assets	447	604	1,051	1,976	6,700	8,676	6,435	12,965	19,400

Interest-bearing liabilities:
Interest-bearing NOW accounts	221	742	963	37	1,186	1,223	49	1,409	1,458
Money market and savings accounts	(60)	924	864	(1)	3,244	3,243	(4)	5,633	5,629
Time deposits	270	286	556	262	1,188	1,450	514	1,813	2,327
Total interest-bearing deposits	431	1,952	2,383	298	5,618	5,916	559	8,855	9,414
Borrowings:
FHLB advances	110	24	134	—	302	302	469	—	469
Subordinated debt	3	(3)	—	(1)	1	—	3	(3)	—
Junior subordinated debentures	—	—	—	(16)	(16)	(32)	(35)	(35)	(70)
Total borrowings	113	21	134	(17)	287	270	437	(38)	399
Total interest-bearing liabilities	544	1,973	2,517	281	5,905	6,186	996	8,817	9,813
Net interest income	$(97)	$(1,369)	$(1,466)	$1,695	$795	$2,490	$5,439	$4,148	$9,587

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Net interest income for the three months ended June 30, 2023 was $23.4 million, compared to $24.9 million in the prior quarter. The $1.5 million decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, partially offset by higher average balances and yields on interest-earning assets.
Net interest margin for the three months ended June 30, 2023 was 4.36%, compared with 4.71% in the prior quarter. The decrease was primarily related to a 50 basis point increase in the cost of funds, partially offset by a 11 basis point increase in the total average interest-earning assets yield, the result of higher market interest rates and a change in our interest-earning asset mix. The yield on total average earning assets during the three months ended June 30, 2023 was 5.64%, compared with 5.53% in the prior quarter. The yield on average total loans during the three months ended June 30, 2023 was 5.91%, an increase of 13 basis points from 5.78% in the prior quarter.
During the three months ended June 30, 2023, total interest income increased by $1.1 million to $30.3 million, comprised of a $1.0 million increase in loan interest income and a $71 thousand increase in interest on total debt securities, coupled with a $12 thousand increase in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors, including higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $9.9 million, resulting from a $5.8 million increase in total average loans, a $5.5 million increase in total average debt securities, a $5.2 million increase in average deposits in other financial institutions, and a $1.1 million increase in average restricted stock investments and other bank stock, partially offset by a $7.7 million decrease in average Fed funds sold/resale agreements.
During the three months ended June 30, 2023, total interest expense increased by $2.5 million to $6.8 million, comprised primarily of a $2.4 million increase in interest on deposits in response to increases in target Fed fund rates and market interest rates, increased competition for deposit balances and changes in deposit mix, coupled with the increase in average balances compared to the prior quarter.
Total cost of funds for the three months ended June 30, 2023 was 1.38%, an increase of 50 basis points from 0.88% in the prior quarter. The increase was primarily driven by a 68 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $109.6 million to $805.6 million and represented 41.3% of total average deposits during the three months ended June 30, 2023, compared with $915.2 million and 46.7%, respectively, for the prior quarter; average interest-bearing deposits increased $101.7 million to $1.15 billion during the three months ended June 30, 2023. The total cost of deposits during the three months ended June 30, 2023 was 129 basis points, an increase of 49 basis points from 80 basis points in the prior quarter.
Average total borrowings increased $8.5 million to $40.6 million for the three months ended June 30, 2023 resulting primarily from an increase of $8.4 million in average FHLB advances. The average cost of total borrowings was 5.66% for the three months ended June 30, 2023, a 12 basis point increase from 5.54% in the prior quarter.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net interest income for the three months ended June 30, 2023 was $23.4 million, compared to $20.9 million for the three months ended June 30, 2022. The $2.5 million increase in net interest income was due to higher yields on interest-bearing assets, partially offset by higher average balances and costs of interest-bearing liabilities.

Net interest margin for the three months ended June 30, 2023 was 4.36%, compared with 3.87% for the same 2022 period. The 49 basis point increase was primarily related to a 165 basis point increase in the total average interest-earning assets yield resulting from higher market interest rates and a change in our average interest-earning asset mix, partially offset by a 125 basis point increase in the cost of funds. The yield on total average earning assets during the three months ended June 30, 2023 was 5.64%, compared with 3.99% for the same 2022 period. The yield on average loans during the three months ended June 30, 2023 was 5.91%, an increase of 117 basis points from 4.74% for the same 2022 period.
During the three months ended June 30, 2023, total interest income increased $8.7 million, comprised of a $8.0 million increase in total loan interest income, an $488 thousand increase in total debt securities income, and a $148 thousand increase interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors: higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets decreased $17.8 million, resulting primarily from a $203.7 million decrease in average lower yielding deposits in other financial institutions, a $46.4 million decrease in average Fed fund sold/resale agreements, partially offset by a $211.1 million increase in average total loans, and a $20.1 million increase in total average debt securities.
During the three months ended June 30, 2023, total interest expense increased by $6.2 million to $6.8 million, comprised primarily of a $5.9 million increase in interest on deposits due to increases in target Fed fund rates, coupled with the increase in average interest-bearing liabilities balances between periods.
Total cost of funds for the three months ended June 30, 2023 was 1.38%, an increase of 125 basis points from 0.13% for the same 2022 period. The increase was primarily driven by a 205 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $248.1 million to $805.6 million and represented 41.3% of total average deposits for the three months ended June 30, 2023, compared with $1.05 billion and 52.1%, respectively, for the same 2022 period; average interest-bearing deposits increased $178.5 million to $1.15 billion during the three months ended June 30, 2023. The total cost of deposits for the three months ended June 30, 2023 was 1.29%, up 122 basis points from 0.07% for the same 2022 period.
Average total borrowings increased $20.6 million to $40.6 million for the three months ended June 30, 2023 resulting primarily from a $22.8 million increase in average FHLB advances, partially offset by a $2.3 million decrease in average junior subordinated debentures from early extinguishment during the three months ended June 30, 2022. The average cost of total borrowings was 5.66% for the three months ended June 30, 2023, a 42 basis point decrease from 6.08% for the same 2022 period.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net interest income for the six months ended June 30, 2023 was $48.3 million, compared to $38.7 million for the six months ended June 30, 2022. The increase was primarily due to a $19.4 million increase in total interest income, partially offset by a $9.8 million increase in total interest expense. During the six months ended June 30, 2023, loan interest income increased $17.3 million, total debt securities income increased $1.4 million, and interest and dividend income from other financial institutions increased $696 thousand. The increase in interest income was due to a number of factors: higher average non-PPP loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $2.3 million, resulting from a $305.2 million increase in average non-PPP loans, and a $51.7 million increase in total average debt securities, partially offset by a $314.4 million decrease in average lower yielding deposits in other financial institutions, a $22.6 million decrease in average Fed funds sold/resale agreements, and a $18.5 million decrease in average PPP loans.
During the six months ended June 30, 2023, total interest expense increased by $9.8 million to $11.2 million, comprised primarily of a $9.4 million increase in interest on deposits due to increases in target Fed fund rates, coupled with the increase in average interest-bearing liabilities balances between periods.

Net interest margin for the six months ended June 30, 2023 was 4.54%, compared with 3.64% for the six months ended June 30, 2022. The increase was primarily related to a 181 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix, partially offset by a 100 basis point increase in the cost of funds. The yield on total earning assets during the six months ended June 30, 2023 was 5.58%, compared with 3.77% for the six months ended June 30, 2022. The yield on average total loans during the six months ended June 30, 2023 was 5.85%, a 113 basis points increase from 4.72% for the six months ended June 30, 2022.
Total cost of funds for the six months ended June 30, 2023 was 1.13%, an increase of 100 basis points from 0.13% for the six months ended June 30, 2022. The increase was primarily driven by a 172 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $162.0 million to $860.1 million and represented 44.0% of total average deposits for the six months ended June 30, 2023, compared with $1.02 billion and 51.2%, respectively, for the same 2022 period; average interest-bearing deposits increased $121.1 million to $1.10 billion during the six months ended June 30, 2023. The total cost of deposits for the six months ended June 30, 2023 was 1.05%, up 97 basis points from 0.07% for the same 2022 period.
Average total borrowings increased $16.2 million to $36.4 million for the six months ended June 30, 2023 resulting primarily from a $18.6 million increase in average FHLB advances, partially offset by a $2.5 million decrease in average junior subordinated debentures from early extinguishment during the six months ended June 30, 2022. The average cost of total borrowings was 5.61% for the six months ended June 30, 2023, a 51 basis points decrease from 6.12% for the same 2022 period.

Provision for Credit Losses
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
We recorded a reversal of provision for credit losses of $15 thousand under the CECL model, compared to a provision for credit losses of $202 thousand in the prior quarter. The provision for credit losses included a $135 thousand negative provision for unfunded commitments primarily due to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $33.9 million to $523.6 million at June 30, 2023 from $557.5 million at March 31, 2023. The provision for credit losses for the loan portfolio for the three months ended June 30, 2023 was $120 thousand, a decrease of $158 thousand from $278 thousand in the prior quarter. The decrease was driven by a number of factors: a decrease in classified loans, changes in the portfolio mix, and a decrease in the qualitative reserve, partially offset by change in our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, and an increase in total loan balances. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and we believe it is appropriately provisioned for the current environment.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
We recorded a reversal of provision for credit losses of $15 thousand under the CECL model, compared to $1.8 million for the same 2022 period under the incurred loss model. The $1.8 million provision for credit losses in the prior year was primarily due to strong organic loan growth, which resulted in a $142.7 million increase in total loans.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
We recorded a provision of credit losses of $187 thousand under the CECL model during the six months ended June 30, 2023, compared to $3.6 million using the incurred loss model for the prior year. The provision expense for the first six months of 2023 was driven primarily by loan growth, as well as the impact of macroeconomic uncertainties, partially offset by a decrease in provision expense for the unfunded commitments due to the impact of lower unfunded loan commitments. The provision expense for the first six months of 2022 was primarily driven by a strong organic loan growth, which resulted in a $267.9 million increase in total loans.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service charges and fees on deposit accounts	$333	$262	$175	$595	$464
Interchange and ATM income	197	177	210	374	408
Gain on sale of loans	77	808	767	885	816
Income from bank-owned life insurance	232	223	215	455	1,047
Servicing and related income on loans, net	87	75	25	162	94
Gain on sale of debt securities	34	—	—	34	—
Other charges and fees	136	25	134	161	300
Total noninterest income	$1,096	$1,570	$1,526	$2,666	$3,129
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Total noninterest income during the three months ended June 30, 2023 was $1.1 million, a decrease of $474 thousand compared to total noninterest income of $1.6 million in the prior quarter. The decrease was due primarily to lower gain on sale of loans, partially offset by gain on sale of available-for-sale debt securities, higher deposit-related fees, and other charges and fees during the three months ended June 30, 2023.
Gain on sale of loans was $77 thousand during the three months ended June 30, 2023, compared to $808 thousand during the prior quarter. The $731 thousand decrease was primarily due to the SBA 7(a) loan sales during the three months ended June 30, 2023. During the three months ended June 30, 2023, loan sales related to two SBA loans with a net carrying value of $1.0 million, resulted in a gain of $77 thousand, at an average premium of 7.71%. This compares to seven SBA loans sold with a net carrying value of $9.9 million, resulting in a gain of $797 thousand, at an average premium of 8.04% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand during the prior quarter.
During the three months ended June 30, 2023, we sold $17.1 million available-for-sale debt securities in order to reposition our portfolio mix to protect us from the changing interest rate environment, and recorded a $34 thousand gain on available-for-sale debt securities, for which there was no comparable transaction in the prior quarter.
Deposit-related fees, which include service charges and fees on deposit accounts and interchange and ATM income totaled $530 thousand, an increase of $91 thousand, compared to $439 thousand in the prior quarter. The increase was primarily due to higher analysis charges for certain deposit accounts.
Other charges and fees during the three months ended June 30, 2023 was $136 thousand, an increase of $111 thousand compared to $25 thousand in the prior quarter. The increase was due primarily to higher income from equity investments.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Total noninterest income during the three months ended June 30, 2023 was $1.1 million, a decrease of $430 thousand compared to total noninterest income of $1.5 million for the same 2022 period. The decrease was due primarily to lower gain on sale of loans, partially offset by higher deposit-related fees, and higher servicing and related income on loans.
Deposit-related fees was $530 thousand during the three months ended June 30, 2023, an increase of $145 thousand from $385 thousand for the same 2022 period. The increase in fees was due primarily to higher analysis charges for certain deposit accounts.
Gain on sale of loans was $77 thousand during the three months ended June 30, 2023, compared to $767 thousand for the same 2022 period. The $690 thousand decrease was primarily due to the SBA 7(a) loan sales during the three months ended June 30, 2023. During the three months ended June 30, 2023, loan sales related to two SBA loans with a net carrying value of $1.0 million, resulted in a gain of $77 thousand, at an average premium of 7.71%. This compares to nine SBA loans sold with a net carrying value of $10.7 million, resulting in a gain of $711 thousand and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the three months ended June 30, 2022.
Servicing and related income on loans, which includes net servicing fees and other loan fee income was $87 thousand during the three months ended June 30, 2023, compared to $25 thousand for the same 2022 period. The $62 thousand increase was primarily due to higher net servicing fee income from servicing SBA loans during the three months ended June 30, 2023. Our average SBA loan servicing portfolio was $685 thousand for the three months ended June 30, 2023 compared to $211 thousand for the same 2022 period. The increase in our average SBA loan servicing portfolio primarily related to a higher average of SBA loans being serviced for the three months ended June 30, 2023.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Total noninterest income during the six months ended June 30, 2023 was $2.7 million, a decrease of $463 thousand compared to total noninterest income of $3.1 million in the prior year. The decrease was due primarily to lower income from bank-owned life insurance, and lower other charges and fees, partially offset by higher deposit-related fees, higher gains on sale of loans, and higher servicing and related income on loans.
Income from bank-owned life insurance was $455 thousand during the six months ended June 30, 2023, compared to $1.0 million for the same 2022 period. The $592 thousand decrease between periods primarily related to a $621 thousand death benefit income realized for the six months ended June 30, 2022. There was no comparable income realized in 2023.
Deposit-related fees was $969 thousand during the six months ended June 30, 2023, an increase of $97 thousand from $872 thousand for the same 2022 period. The increase in fees was due primarily to higher analysis charges for certain deposit accounts.
Gain on sale of loans was $885 thousand during the six months ended June 30, 2023, compared to $816 thousand for the same 2022 period. The $69 thousand increase was primarily due to the SBA 7(a) loan sales during the six months ended June 30, 2023. During the six months ended June 30, 2023, loan sales related to nine SBA loans with a net carrying value of $10.9 million, resulted in a gain of $874 thousand, at an average premium of 8.0% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to ten SBA 7(a) loans with a net carrying value of $11.2 million, resulting in a gain on sale of $760 thousand at an average premium of 6.77%, and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the six months ended June 30, 2022.
Servicing and related income on loans was $162 thousand during the six months ended June 30, 2023, compared to $94 thousand for the same 2022 period. The $68 thousand increase was primarily due to higher net servicing fee income of the related servicing asset during the six months ended June 30, 2023. Our average SBA loan servicing portfolio was $636 thousand for the six months ended June 30, 2023 compared to $186 thousand for the same 2022 period. The increase in our average SBA loan servicing portfolio primarily related higher volume of loan sales servicing retained the six months ended June 30, 2023.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Salaries and employee benefits	$9,674	$10,241	$9,361	$19,915	$19,557
Occupancy and equipment	1,527	1,447	1,732	2,974	3,142
Data processing and communications	1,176	1,056	1,092	2,232	2,512
Legal, audit and professional	667	785	608	1,452	1,225
Regulatory assessments	367	452	421	819	760
Director and shareholder expenses	214	213	221	427	416
Merger and related expenses	—	—	544	—	1,068
Core deposit intangible amortization	90	91	99	181	198
Loss contingency	—	—	6,500	—	6,500
Other expenses	892	734	1,130	1,626	1,882
Total noninterest expense	$14,607	$15,019	$21,708	$29,626	$37,260
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Total noninterest expense during the three months ended June 30, 2023 was $14.6 million, a decrease of $412 thousand compared with total noninterest expense of $15.0 million in the prior quarter. The decrease was primarily due to decreases in salaries and employee benefits, and legal, audit and professional fees, partially offset by increases in data processing and communications and other expenses.
Salaries and employee benefits were $9.7 million during the three months ended June 30, 2023, compared to $10.2 million in the prior quarter. The $567 thousand decrease in salaries and benefits was due primarily to lower stock compensation expense related to the accelerated stock compensation expense resulting from the vesting of performance-based restricted stock units of $632 thousand recorded in the prior quarter, an increase in the deferred loan origination costs resulting from higher loan growth during the three months ended June 30, 2023, and a decrease in payroll taxes and benefits expense.
Data processing and communications expenses were $1.2 million during the three months ended June 30, 2023, compared to $1.1 million in the prior quarter. The $120 thousand increase was due primarily to an increase in network and core system data processing expense.
Legal, audit and professional expenses were $667 thousand during the three months ended June 30, 2023, compared to $785 thousand during the prior quarter. The $118 thousand decrease was due primarily to completion of the Company's listing on the Nasdaq Capital Market early in the second quarter of 2023.
Other expenses were $892 thousand during the three months ended June 30, 2023, compared to $734 thousand in the prior quarter. The $158 thousand increase in other expense was primarily due to increases in customer service related expense, and travel expense, partially offset by the decrease in sundry losses resulting from the recoveries of affidavits of forgery that were charged-off in previous quarters.
Our efficiency ratio for the three months ended June 30, 2023 was 59.6%, compared to 56.8% for the three months ended March 31, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Total noninterest expense during the three months ended June 30, 2023 was $14.6 million, a decrease of $7.1 million compared with total noninterest expense of $21.7 million for the same 2022 period. The decrease was primarily due to decreases in loss contingency, merger and related expenses, occupancy and equipment, and other expenses, partially offset by an increase in salaries and employee benefits.
Occupancy and equipment expenses were $1.5 million during the three months ended June 30, 2023, compared to $1.7 million for the same 2022 period. The $205 thousand decrease in occupancy and equipment expenses was due primarily to a $136 thousand pre-tax impairment charge for the right-of-use asset recorded during the three months ended June 30, 2022. There was no comparable transaction during the three months ended June 30, 2023.
There were no merger and related expenses during the three months ended June 30, 2023, compared to $544 thousand for the same 2022 period. The $544 thousand decrease was due primarily to the prior year including $304 thousand related to the completion of the acquisition of Bank of Santa Clarita, and $179 thousand related to the completion of the core system conversion for the legacy bank.
There was no loss contingency expense during the three months ended June 30, 2023, compared to $6.5 million for the same 2022 period. We reserved $6.5 million for a loss contingency expense related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank during the three months ended June 30, 2022. There was no comparable expense during the three months ended June 30, 2023.
Other expenses were $892 thousand during the three months ended June 30, 2023, compared to $1.1 million for the same 2022 period. The $238 thousand decrease was due primarily to a $347 thousand loss on an early extinguishment of junior subordinated debentures acquired from CalWest Bancorp in 2020 realized in the second quarter of 2022, for which there was no comparable transaction during the three months ended June 30, 2023.
Our efficiency ratio for the three months ended June 30, 2023 was 59.6%, compared to 96.6% for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Total noninterest expense during the six months ended June 30, 2023 was $29.6 million, a decrease of $7.6 million compared with total noninterest expense of $37.3 million for the same 2022 period. The decrease was primarily due to decreases in loss contingency, merger and related expenses, occupancy and equipment, data processing and communications, and other expenses, partially offset by increases in salaries and employee benefits, and legal, audit and professional expenses.
Salaries and employee benefits were $19.9 million during the six months ended June 30, 2023, compared to $19.6 million during the prior year. The $358 thousand increase in salaries and benefits was due primarily to the accelerated stock compensation expense resulting from the vesting of performance-based restricted stock units of $632 thousand recorded during the six months ended June 30, 2023, coupled with a decrease in deferred loan origination costs resulting from slower loan growth during 2023, partially offset by a decrease in bonus and incentive expenses.
Occupancy and equipment expenses were $3.0 million during the six months ended June 30, 2023, compared to $3.1 million in the prior year. The $168 thousand decrease was due primarily to the prior year including a $136 thousand pre-tax impairment charge for the right-of-use asset. There was no comparable expense during the six months ended June 30, 2023.
Data processing and communications expenses were $2.2 million during the six months ended June 30, 2023, compared to $2.5 million during the prior year. The $280 thousand decrease in data processing was due primarily to the completion of the core system conversion for the legacy bank in March 2022 and Bank of Santa Clarita in April 2022.
Legal, audit and professional expenses were $1.5 million during the six months ended June 30, 2023, compared to $1.2 million for the same 2022 period. The $227 thousand increase was due primarily to higher costs associated with preparation for the Company's listing on the Nasdaq Capital Market, and completed early in the second quarter of 2023.
There were no merger and related expenses during the six months ended June 30, 2023, compared to $1.1 million for the same 2022 period. The $1.1 million decrease was due primarily to the prior year including $565 thousand related to the completion of the acquisition of Bank of Santa Clarita, and $442 thousand related to the completion of the core system conversion for the legacy bank.
There was no loss contingency expense during the six months ended June 30, 2023, compared to $6.5 million for the same 2022 period. The decrease was due to the aforementioned loss contingency expense related to a comprehensive legal settlement.
Other expenses were $1.6 million during the six months ended June 30, 2023, compared to $1.9 million for the same 2022 period. The $256 thousand decrease was primarily due to the prior year including a $347 thousand loss on an early extinguishment of the junior subordinated debentures acquired from CalWest Bancorp in 2022, for which there was no comparable expense during the six months ended June 30, 2023.
Our efficiency ratio for the six months ended June 30, 2023 and 2022 was 58.1% and 89.0%, respectively.

Income Taxes
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Income tax expense during the three months ended June 30, 2023 was $3.2 million, compared to $3.0 million in the prior quarter. The effective rate was 32.3% during the three months ended June 30, 2023, compared to 26.8% for the prior quarter. The increase in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Income tax expense for the three months ended June 30, 2023 was $3.2 million, compared to an income tax benefit of $306 thousand for the same 2022 period. The effective rate was 32.3% during the three months ended June 30, 2023, compared to 29.4% for the same 2022 period. The increase in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time and the 2022 period including higher tax benefits associated with bank owned life insurance (“BOLI”) death benefits.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Income tax expense for the six months ended June 30, 2023 was $6.2 million, compared $244 thousand for the same 2022 period. The effective rate was 29.4% during the six months ended June 30, 2023, compared to 25.6% for the same 2022 period. The increase in effective tax rate between periods was primarily due to higher income before income taxes, coupled with lower tax benefits associated with BOLI death benefits, partially offset by higher tax benefits associated with share-based compensation arrangements,

Financial Condition
Summary
Total assets at June 30, 2023 were $2.31 billion, an increase of $25.3 million from $2.28 billion at December 31, 2022. The increase in total assets was primarily related to a $17.9 million increase in cash and cash equivalents and an $7.1 million increase in total debt securities, a $10.2 million increase in loans held for investment, net (including ACL), a $1.5 million increase in restricted stock, partially offset by a $8.0 million decrease in loans held for sale, and $3.5 million decrease in accrued interest receivable and other assets.
Total liabilities were $2.04 billion at June 30, 2023, an increase of $11.9 million from December 31, 2022. The increase in total liabilities was driven by a $49.0 million increase in deposits, partially offset by a $35.0 million decrease in borrowings and a $1.5 million decrease in accrued interest and other liabilities. Shareholders’ equity was $273.7 million at June 30, 2023, an increase of $13.4 million from $260.4 million at December 31, 2022. The increase in shareholders’ equity was driven by $14.9 million of net income generated during the six months ended June 30, 2023, $2.8 million related to share-based compensation activity, partially offset by a $3.9 million net reduction related to the adoption of CECL, and $119 thousand net of tax unrealized losses on available-for-sale debt securities during the period.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $173.7 million and $166.5 million at June 30, 2023 and December 31, 2022, respectively. Our held-to-maturity debt securities and available-for-sale debt securities represented 2.33% and 5.19%, respectively, of total assets at June 30, 2023, compared to 2.36% and 4.93%, respectively, at December 31, 2022.
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
During the three and six months ended June 30, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2023, held-to-maturity debt securities with an amortized cost of $53.8 million were pledged to the Federal Reserve Bank as collateral for a $45.9 million line of credit. There were no debt securities pledged at December 31, 2022.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Taxable municipals	$551	$—	$(83)	$468
Tax exempt bank-qualified municipals	53,231	—	(5,136)	48,095
	$53,782	$—	$(5,219)	$48,563

December 31, 2022

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906
At June 30, 2023, we had 61 held-to-maturity debt securities with fair values totaling $48.6 million with pre-tax unrealized losses of $5.2 million, compared to $47.9 million with pre-tax unrealized losses of $6.0 million at December 31, 2022. The effective duration of this portfolio was 5.99 years and 6.35 years at June 30, 2023 and December 31, 2022, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had no credit loss experience. At June 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $468 thousand, and $48.1 million, respectively. At June 30, 2023, the total held-to-maturity debt securities rated AA and above was $45.3 million and rated AA- was $3.2 million. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2023.
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
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$51,397	$—	$(3,979)	$47,418
SBA securities	6,796	7	(131)	6,672
U.S. Treasury	6,612	—	(676)	5,936
U.S. Agency	7,023	—	(796)	6,227
Collateralized mortgage obligations	46,319	15	(3,481)	42,853
Taxable municipal	4,405	36	(171)	4,270
Tax exempt bank-qualified municipals	6,637	4	(142)	6,499
	$129,189	$62	$(9,376)	$119,875

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580
Available-for-sale debt securities were $119.9 million at June 30, 2023, an increase of $7.3 million, from $112.6 million at December 31, 2022. The increase was primarily due to purchases of $28.7 million, partially offset by principal reductions and amortization of discounts and premiums aggregating to $4.1 million, and negative fair value market adjustments of $242 thousand.
At June 30, 2023, we had 92 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $125.1 million and $115.7 million, respectively, with pre-tax unrealized losses of $9.4 million, compared to 88 available-for-sale debt securities with an amortized cost basis and fair value of $106.3 million and $97.0 million, respectively with pre-tax unrealized holding losses of $9.3 million at December 31, 2022. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.66 years and 4.56 years at June 30, 2023 and December 31, 2022, respectively. We did not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
The increase in unrealized losses was primarily attributable to interest rate movement driven by the Federal Reserve’s policy to fight against inflation and general volatility in credit market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, municipals are issued, guaranteed, or supported by the U.S. government, and historically have had no credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At June 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $4.3 million, and $6.5 million, respectively. These available-for-sale debt securities rated AA and above totaled $7.5 million and rated A and above totaled $3.3 million at June 30, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2023.
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
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of June 30, 2023 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$1,640	$1,638	3.20%
Due after one year through five years	—	—	—%	17,855	16,763	2.10%
Due after five years through ten years	11,707	10,910	2.26%	23,734	20,744	2.42%
Due after ten years	42,075	37,653	2.27%	85,960	80,730	3.37%
	$53,782	$48,563	2.27%	$129,189	$119,875	3.02%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of June 30, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$551	2.29%	$—	—%	$551	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	11,156	2.26%	42,075	2.27%	53,231	2.27%
Total	$—	—%	$—	—%	$11,707	2.26%	$42,075	2.27%	$53,782	2.27%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of June 30, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$—	—%	$10,343	1.80%	$37,075	3.26%	$47,418	2.91%
SBA securities	—	—%	660	4.65%	5,784	4.60%	228	3.76%	6,672	4.57%
U.S. Treasury	—	—%	3,554	1.70%	2,382	0.93%	—	—%	5,936	1.38%
U.S. Agency	—	—%	4,590	1.34%	1,637	2.05%	—	—%	6,227	1.55%
Collateralized mortgage obligations	—	—%	4,083	1.99%	—	—%	38,770	3.43%	42,853	3.29%
Taxable municipals	1,638	3.20%	2,228	3.65%	404	1.73%	—	—%	4,270	3.26%
Tax exempt bank-qualified municipals	—	—%	1,648	2.43%	194	3.50%	4,657	3.71%	6,499	3.38%
Total	$1,638	3.20%	$16,763	2.10%	$20,744	2.42%	$80,730	3.37%	$119,875	3.02%

Loans Held for Sale
Loans held for sale consist of SBA 7(a) loans originated and held for sale in the secondary market. At June 30, 2023, loans held for sale totaled $1.1 million, compared to $9.0 million loans held for sale at December 31, 2022. Loans held for sale at June 30, 2023 are expected to be sold in the secondary market in the third quarter of 2023.
During the six months ended June 30, 2023, we originated $3.0 million of SBA 7(a) loans. During the six months ended June 30, 2023, loan sales related to nine SBA loans with a net carrying value of $10.9 million, resulted in a gain of $874 thousand, at an average premium of 8.01% and one nonaccrual 1-4 family residential loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to ten SBA loans sold with a net carrying value of $11.2 million resulting in a gain on sale of $760 thousand, at an average premium of 6.77%, and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the six months ended June 30, 2022.
Loans Held for Investment
The composition of our loan portfolio at June 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	June 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Construction and land development	$275,250	14.4%	$239,067	12.6%
Real estate - other:
1-4 family residential	150,150	7.8%	144,322	7.6%
Multifamily residential	210,025	11.0%	218,606	11.5%
Commercial real estate and other	961,307	50.2%	958,676	50.5%
Commercial and industrial(1)	312,845	16.4%	331,644	17.5%
Consumer	3,776	0.2%	5,458	0.3%
Loans(2)	1,913,353	100.0%	1,897,773	100.0%
Allowance for loan losses	(22,502)		(17,099)
Net loans	$1,890,851	100.0%	$1,880,674	100.0%
(1)Includes Paycheck Protection Program (“PPP”) loans at net amortized amount of $3.0 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $2.6 million and $3.3 million and net unearned discount of $1.6 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively.

Total loans held for investment were $1.91 billion, or 82.9% of total assets, at June 30, 2023, an increase of $15.6 million from $1.90 billion, or 83.1% of total assets, at December 31, 2022. The change during the six months ended June 30, 2023, was due primarily to originations of $141.3 million, partially offset by payoffs and net paydowns of $119.3 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $36.1 million to $1.60 billion at June 30, 2023. The increase in loans secured by real estate was primarily driven by a $36.2 million increase in construction and land development loans, a $5.8 million increase in 1-4 family residential loans, and a $2.6 million increase in CRE and other loans, partially offset by a $8.6 million decrease in multifamily residential loans.
Commercial and industrial loans were $312.8 million at June 30, 2023, a decrease of $18.8 million from $331.6 million at December 31, 2022. The decrease in C&I loans was primarily attributable to net paydowns and payoffs totaling $76.0 million, and loans sold of $315 thousand, partially offset by originations of $65.6 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at June 30, 2023:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$148,553	$125,487	$1,210	$—	$275,250
Real estate - other:
1-4 family residential	34,768	43,224	49,339	22,819	150,150
Multifamily residential	21,899	72,316	95,043	20,767	210,025
Commercial real estate and other	18,253	249,506	610,708	82,840	961,307
Commercial and industrial	158,077	99,629	55,135	4	312,845
Consumer	2,951	816	5	4	3,776
	$384,501	$590,978	$811,440	$126,434	$1,913,353

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at June 30, 2023:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$58,149	$68,548	$126,697
Real estate - other:
1-4 family residential	39,542	75,840	115,382
Multifamily residential	91,180	96,946	188,126
Commercial real estate and other	351,270	591,784	943,054
Commercial and industrial	76,715	78,053	154,768
Consumer	825	—	825
	$617,681	$911,171	$1,528,852
Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of June 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due
June 30, 2023
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—
Multifamily residential	—	—	—	—
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due
December 31, 2022
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—
Multifamily residential	—	—	—	—
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—
Total past due loans were unchanged during the six months ended June 30, 2023.
The following table presents the risk categories for total loans by class of loans as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2023
Construction and land development	$275,153	$—	$97	$275,250
Real estate - other:
1-4 family residential	149,151	999	—	150,150
Multifamily residential	210,025	—	—	210,025
Commercial real estate and other	956,590	2,721	1,996	961,307
Commercial and industrial	303,435	6,841	2,569	312,845
Consumer	3,776	—	—	3,776
	$1,898,130	$10,561	$4,662	$1,913,353

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773
Special mention loans increased by $3.5 million during the six months ended June 30, 2023 due mostly to downgrades of two loan relationships that totaled $3.2 million in commercial and industrial loans and commercial real estate loans. Substandard loans increased by $906 thousand during the six months ended June 30, 2023 due mostly to downgrades from four loan relationships that totaled $1.3 million in commercial and industrial loans.
There were no loans classified as doubtful or loss loans at June 30, 2023 and December 31, 2022.

Non-performing Assets
We do not have any modifications of loans that were made to borrowers experiencing financial difficulty as of June 30, 2023. There were no troubled debt restructurings at December 31, 2022. Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:
1-4 family residential	—	39
Multifamily residential	—	—
Commercial real estate and other	1	2
Commercial and industrial	39	—
Consumer	—	—
Total nonaccrual loans	40	41
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	40	41
Other real estate owned	—	—
Total nonperforming assets	$40	$41

Allowance for loan losses to total loans	1.18%	0.90%
Nonaccrual loans to total loans	0.002%	0.002%
Allowance for loan losses to nonaccrual loans	562.55x	417.05x
Nonperforming assets to total assets	0.002%	0.002%
At June 30, 2023, nonaccrual and nonperforming loans were $40 thousand, compared to $41 thousand at December 31, 2022. The decrease from December 31, 2022 was due primarily to a commercial and industrial loan with a net carrying value of $41 thousand that was placed on non-accrual status during the three months ended June 30, 2023, partially offset by a $39 thousand in note sales during the three months ended March 31, 2023.
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

The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,391	$1,673	$24,064	$13,534	$804	$14,338
Provision for (reversal of) credit losses	120	(135)	(15)	1,650	146	1,796
Charge-offs	(9)	—	(9)	(21)	—	(21)
Recoveries	—	—	—	(27)	—	(27)
Net charge-offs	(9)	—	(9)	(48)	—	(48)
Balance, end of period	$22,502	$1,538	$24,040	$15,136	$950	$16,086

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$17,099	$1,310	$18,409	$11,657	$804	$12,461
Adoption of ASU No. 2016-13 (1)	5,027	439	5,466	—	—	—
Provision for (reversal of) credit losses	398	(211)	187	3,500	146	3,646
Charge-offs	(36)	—	(36)	(21)	—	(21)
Recoveries	14	—	14	—	—	—
Net charge-offs	(22)	—	(22)	(21)	—	(21)
Balance, end of period	$22,502	$1,538	$24,040	$15,136	$950	$16,086
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

The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$3,556	14.4%	$2,301	12.6%
Real estate - other:
1-4 family residential	1,553	7.8%	972	7.6%
Multifamily residential	1,070	11.0%	1,331	11.5%
Commercial real estate and other	12,474	50.2%	9,388	50.5%
Commercial and industrial	3,808	16.4%	3,079	17.5%
Consumer	41	0.2%	28	0.3%
	$22,502	100.0%	$17,099	100.0%
Accrued interest receivable on loans receivable, net totaled $5.7 million and $5.7 million at June 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

The ALL was $22.5 million at June 30, 2023, compared to $17.1 million at December 31, 2022. The $5.4 million change in the ALL during the six months ended June 30, 2023 was due primarily to the $5.0 million impact of adopting CECL, combined with a $398 thousand provision for credit losses that was driven by a number of factors, including the increase in total loan balances, the increase in loan downgrades into special mention and substandard, changes in the portfolio mix and our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation. We also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in quantitative analysis. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.
At June 30, 2023 and December 31, 2022, our ratio of ALL to total loans was 1.18% and 0.90%, respectively. The increase in our ratio of ALL to total loans was impacted during the quarter by the adoption of the CECL standard on January 1, 2023, which increased our December 31, 2022 ratio from 0.90% to 1.17%.
At June 30, 2023, we utilized a probability-weighted three-scenario forecast, representing a base-case scenario and two downside scenarios, to estimate the allowance for credit losses, and the economic forecasts were released by Moody’s Analytics during the last week of June 2023 which suggested a slight shift from the March 2023 forecasts in their outlook based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. These forecasts remained consistent in their long-held view that the inflationary outlook is the key to their baseline forecast. The most recent inflationary data, including the Federal Reserve’s preferred measure of inflation, is encouraging, but remained stubbornly high and may remain entrenched longer. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop to the first quarter of 2024 from the last quarter of 2023. However, the baseline forecast still suggested that a soft landing would be the most likely outcome for the U.S. economy as a consequence of the resilience of consumers and labor markets. Management believes the Federal Reserve will continue to assess the impact of the bank failures, a sharp spike in near-term California unemployment rates ranging from 4.52% to 7.09%, and tightened credit conditions given the recent turmoil and liquidity concerns in the banking industry. We adjusted the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in the quantitative model.
The baseline scenario included an assumption that the Federal Reserve’s May rate hike was the last of the current tightening cycle and that the policy rate remained elevated at its terminal range of 5% to 5.25% until the end of 2023, and the first rate decrease was postponed to March 2024. Management assigned a 50% probability to this scenario. The first downside scenario predicts slower downside growth, with the still-elevated Fed funds rates and reduced credit availability caused the economy to fall into a mild recession in the third quarter of 2023. Management assigned a 30% probability to this scenario. The second downside scenario assumes inflation remains high, with the Federal Reserve responding with more aggressive rate hikes throughout 2023 and leading to a deep depression in 2024. Management assigned a 20% probability to this scenario.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Management reviews the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. By applying a 100% probability weighting to the first downside scenario rather than using the probability-weighted three scenario approach would result in an increase in ACL by approximately $2.4 million, or additional 12 basis points to the ALL to total loans ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2023.
The following table presents net (charge-offs) recoveries, average loans and net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$252,291	—%	$—	$128,572	—%
Real estate - other:
1-4 family residential	—	149,828	—%	(1)	130,281	—%
Multifamily residential	—	222,014	—%	—	177,435	—%
Commercial real estate and other	—	960,288	—%	—	922,796	—%
Commercial and industrial	(9)	311,930	(0.01)%	(46)	326,527	(0.03)%
Consumer	—	3,682	—%	(1)	3,363	(0.06)%
	$(9)	$1,900,033	0.00%	$(48)	$1,688,974	(0.01)%
Net charge-offs decreased to $9 thousand, or 0.00% of average loans for the three months ended June 30, 2023 from net charge-offs of $48 thousand, or (0.01)% of average loans for the three months ended June 30, 2022.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$244,836	—%	$—	$110,073	—%
Real estate - other:
1-4 family residential	(12)	145,564	(0.02)%	—	126,445	—%
Multifamily residential	—	221,524	—%	—	177,642	—%
Commercial real estate and other	—	967,194	—%	—	867,880	—%
Commercial and industrial	(10)	315,161	(0.01)%	(21)	326,057	(0.01)%
Consumer	—	2,871	—%	—	2,446	—%
	$(22)	$1,897,150	0.00%	$(21)	$1,610,543	—%
Net charge-offs increased to $22 thousand, or 0.00% of average loans for the six months ended June 30, 2023 from net charge-offs of $21 thousand, or 0.00% of average loans for the six months ended June 30, 2022.
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $1.5 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $439 thousand increase related to the adoption of the CECL standard, offset by lower provision for credit losses on unfunded commitments between periods.

Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $67.9 million and $59.4 million at June 30, 2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $40.2 million at June 30, 2023 and $30.3 million at December 31, 2022 for which there was a related servicing asset of $683 thousand and $514 thousand, respectively. The fair value of the servicing asset approximated its carrying value at June 30, 2023 and December 31, 2022. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2023 included a weighted average discount rate of 15.1% and a weighted average prepayment speed assumption of 16.7%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2022 included a weighted average discount rate of 19.1% and a weighted average prepayment speed assumption of 17.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at June 30, 2023 and December 31, 2022.
Core deposit intangibles totaled $1.4 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively. The $181 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At June 30, 2023, core deposit intangibles had a weighted average remaining amortization period of 6.6 years.
Refer to Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$776,895	39.2%	0.0%	$923,899	47.8%	0.0%
Interest-bearing NOW accounts (2)	354,088	17.9%	1.9%	209,625	10.9%	0.3%
Money market and savings accounts (3)	660,654	33.3%	2.2%	668,602	34.6%	1.2%
Time deposits	90,843	4.6%	3.3%	109,032	5.6%	2.1%
Broker time deposits	$98,428	5.0%	4.3%	$20,747	1.1%	1.1%
Total deposits	$1,980,908	100.0%	1.4%	$1,931,905	100.0%	0.6%
(1) Weighted average interest rates at June 30, 2023 and December 31, 2022.
(2) Included ICS products of $242.0 million and $51.7 million at June 30, 2023 and December 31, 2022, respectively.
(3) Included ICS products of $14.3 million and $13.8 million at June 30, 2023 and December 31, 2022, respectively.

We offer our depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $256.3 million, or 13% of total deposits at June 30, 2023, compared to $65.5 million, or 3% of total deposits at December 31, 2022.
Total deposits were $1.98 billion at June 30, 2023, an increase of $49.0 million from $1.93 billion at December 31, 2022. The increase in total deposits was primarily driven by a $190.9 million increase in ICS deposits, and a $77.7 million increase in brokered time deposits, partially offset by a $147.0 million decrease in noninterest-bearing demand deposits, $45.9 million decrease in interest-bearing NOW accounts, excluding ICS, $8.5 million decrease in money market and savings accounts, excluding ICS, and $18.2 million decrease in time deposits.
At June 30, 2023, noninterest-bearing demand deposits totaled $776.9 million and represented 39.2% of total deposits, compared to $923.9 million or 47.8% in the prior year. At June 30, 2023 and December 31, 2022, total deposits exceeding FDIC deposit insured limits were $790.8 million, or 40% of total deposits and $1.19 billion, or 62% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2023		2022
(dollars in thousands)	Amount	Average Rate Paid	Amount	Average Rate Paid
Noninterest-bearing demand	$805,553	—%	$1,053,615	—%
Interest-bearing NOW accounts	308,863	1.66%	211,663	0.11%
Money market and savings accounts	662,487	2.09%	669,183	0.12%
Time deposits	175,161	3.51%	87,176	0.37%
Total deposits	$1,952,064	1.29%	$2,021,637	0.07%

	For the Six Months Ended June 30,
	2023		2022
(dollars in thousands)	Amount	Average Rate Paid	Amount	Average Rate Paid
Noninterest-bearing demand	$860,054	—%	$1,022,075	—%
Interest-bearing NOW accounts	258,106	1.25%	201,155	0.14%
Money market and savings accounts	673,864	1.81%	681,600	0.12%
Time deposits	163,950	3.08%	92,076	0.39%
Total deposits	$1,955,974	1.05%	$1,996,906	0.07%
The increase in the weighted average rate on deposits was primarily due to increases in market interest rates during 2022 and the six months ended June 30, 2023. Beginning in March 2022 through July 2023, the Federal Reserve’s FOMC has raised the target Fed fund rate by 525 basis points.

The following table sets forth the maturities of time deposits at June 30, 2023:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$33,637	$45,999	$15,104	$25,262	$120,002
Time deposits in amounts over $250,000	17,462	37,437	13,279	1,091	69,269
Total time deposits	$51,099	$83,436	$28,383	$26,353	$189,271

Borrowings
Total borrowings decreased $35.0 million to $32.8 million at June 30, 2023 from $67.8 million at December 31, 2022. The decrease was attributable to a $35.0 million decrease in overnight borrowings (refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of periods indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB Advances
Outstanding balance	$15,000	$50,000
Weighted average interest rate, end of period	5.35%	4.65%
Average balance outstanding during the quarter	$22,791	$14,356
Weighted average interest rate during the quarter	5.31%	4.75%
Maximum amount outstanding at any month-end during the quarter	$35,000	$50,000
Subordinated Notes
Outstanding balance	$17,818	$17,770
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding during the quarter(1)	$17,806	$17,783
Weighted average interest rate during the quarter(2)	6.10%	6.18%
Maximum amount outstanding at any month-end during the quarter	$17,818	$17,770
(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $273.7 million at June 30, 2023, compared to $260.4 million at December 31, 2022. The $13.4 million increase between periods was primarily due to net income of $14.9 million, stock-based compensation expense of $2.8 million, partially offset by the net impact of adopting ASU 2016-13 of $3.9 million, the repurchase of shares in settlement of restricted stock units of $442 thousand, and net of tax of unrealized losses on debt securities available-for-sale of $119 thousand
In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. At June 30, 2023, our accumulated other comprehensive loss, net of taxes, increased to $6.6 million, compared to $6.4 million at December 31, 2022. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $10.2 million at June 30, 2023. The results of our stress testing on our debt security portfolio at June 30, 2023, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $27.5 million at 300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
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
There were no shares repurchased under this share repurchase plan during the three months ended June 30, 2023.
Tangible book value per common share at June 30, 2023, was $12.82, compared with $12.32 at December 31, 2022. The $0.50 increase in tangible book value per common share during the six months ended June 30, 2023 was primarily the result of net income generated and other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale securities, partially offset by the impact of adopting ASU 2016-13. Tangible book value per common share is also impacted by certain other items, including stock-based compensation expense, amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 11.47% and 12.98%, respectively, at June 30, 2023.

Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits) above approximately 10.0%. Our total liquidity ratios were 11.3% at June 30, 2023 and 10.5% at December 31, 2022. During the six months ended June 30, 2023, we deployed our excess liquidity into higher yielding assets, repaying the high costs FHLB overnight advances, and new loan funding for organic growth.
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
At June 30, 2023, we had a secured line of credit of $468.5 million from the FHLB, of which $405.0 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2023, we had pledged qualifying loans with an unpaid principal balance of $833.7 million for this line. In addition, at June 30, 2023, we used $48.5 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. We had an overnight borrowing of $15.0 million at June 30, 2023.
At June 30, 2023, we had credit availability of $141.8 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2023, we had pledged our held-to-maturity debt securities with an amortized cost of $53.8 million, and qualifying loans with an unpaid principal balance of $131.6 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at June 30, 2023 and December 31, 2022. At June 30, 2023, we did not establish any borrowing capacity through the BTFP program.
We have two overnight unsecured credit lines from correspondent banks totaling $60.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2023 and December 31, 2022.
Southern California Bancorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2023 and December 31, 2022, were $182 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of operations. At June 30, 2023, we were in compliance with all covenants and terms of the Notes.
At June 30, 2023, consolidated cash and cash equivalents totaled $104.6 million, an increase of $17.9 million from $86.8 million at December 31, 2022. The increase in cash and cash equivalents is the result of $30.4 million in net cash provided by operating cash flows, $26.2 million net cash used in investing cash flows and $13.6 million of net cash flows provided by financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for loan losses, loans originated for sale and related gains (losses) and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $30.4 million for the six months ended June 30, 2023, compared to $4.6 million for the same 2022 period. The $25.8 million increase was primarily due to net income generated during the six months ended June 30, 2023 and a $9.5 million increase in net cash provided by sales of loans held for sale, net of originations.

Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash used for business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash used in investing activities was $26.2 million for the year ended June 30, 2023, compared to $398.0 million for the same 2022 period. The $371.8 million decrease in cash used in investing activities was primarily due to a decrease in net loan fundings of $249.2 million, and a decrease in net investment securities purchased of $123.6 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $13.6 million for the six months ended June 30, 2023, compared to $54.8 million for the same 2022 period. The $41.1 million decrease in financing cash flows was primarily due to $35.0 million in repayment activity on FHLB advances, coupled with a $8.1 million net decrease in deposit cash flows, partially offset by a $3.1 million full redemption of the junior subordinated debentures acquired CalWest Bancorp before the maturity date.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2023.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of June 30, 2023:

(Dollars in thousands)	at One Year of Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$249,707	$180,178	$28,092	$60,757	$518,734
Letters of credit issued to customers	4,345	527	40	—	4,912
Total commitments	$254,052	$180,705	$28,132	$60,757	$523,646

FHLB advances	$15,000	$—	$—	$—	$15,000
Subordinated notes	$—	$—	$—	$17,818	$17,818
Certificates of deposit	162,918	26,249	104	—	189,271
Lease obligations	2,500	3,140	2,845	1,909	10,394
Total contractual obligations	$180,418	$29,389	$2,949	$19,727	$232,483
At June 30, 2023 and December 31, 2022, we also had unfunded commitments of $3.8 million and $6.0 million, respectively, for investments in other equity investments.
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

Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of June 30, 2023 and December 31, 2022, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since June 30, 2023.
Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2023. At June 30, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total Capital (to Risk-Weighted Assets)	$279,038	12.98%	$172,020	8.0%	$215,025	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	259,098	12.05%	129,015	6.0%	172,020	8.0%
CET1 Capital (to Risk-Weighted Assets)	259,098	12.05%	96,761	4.5%	139,766	6.5%
Tier 1 Capital (to Average Assets)	259,098	11.47%	90,325	4.0%	112,907	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

Southern California Bancorp. At June 30, 2023 and December 31, 2022, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, we are not subject to consolidated capital rules at the bank holding company level.
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
The Bank did not pay dividends to the Company during the three and six months ended June 30, 2023 and 2022.
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
During the three and six months ended June 30, 2023 and 2022, there were no dividends declared to shareholders by the Company.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at June 30, 2023 and December 31, 2022:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
June 30, 2023
+300bps	$368.1	$48.7	15.2%	$89.1	(0.3)	(0.3)%
+200bps	357.2	37.8	11.8%	89.6	0.2	0.2%
+100bps	341.9	22.5	7.0%	89.7	0.3	0.3%
Base case	319.4			89.4
-100bps	285.8	(33.6)	(10.5)%	86.3	(3.1)	(3.5)%
-200bps	236.8	(82.6)	(25.9)%	84.8	(4.6)	(5.1)%

December 31, 2022
+300bps	$509.4	$55.3	12.2%	$103.8	(1.1)	(1.0)%
+200bps	498.2	44.1	9.7%	104.2	(0.7)	(0.7)%
+100bps	480.7	26.6	5.9%	104.7	(0.2)	(0.2)%
Base case	454.1			104.9
-100bps	411.6	(42.5)	(9.4)%	101.4	(3.5)	(3.3)%
-200bps	341.9	(112.2)	(24.7)%	97.4	(7.5)	(7.1)%
The modeled NII results at June 30, 2023 and December 31, 2022 indicate we would sustain a moderate decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment, our NII results indicated there would be an improvement in the net interest income if interest rates were to increase in all rate shock scenarios primarily due to the pace of the adjustable-rate loans repricing higher than deposits. The improvement in NII in a rising rate environment is attributed to the higher interest rate environment, partially offset by the increasing liquidity and deposit pressure in the banking industry.
The modeled EVE results at June 30, 2023 and December 31, 2022 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended June 30, 2023.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2023	—	$—	—	—
May 1 - 31, 2023	—	$—	—	—
June 1 - 30, 2023	—	$—	—	550,000
Total	—	$—	—	550,000

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
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA BANCORP

Date: August 9, 2023	/s/ David I. Rainer
David I. Rainer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)