Form 10-Q
period 2023-09-30
Southern California Bancorp \ CA
filed 2023-11-13
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2023, the registrant had 18,319,284 outstanding shares of common stock.

SOUTHERN CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2023

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$33,517	$60,295
Federal funds and interest-bearing balances	61,604	26,465
Total cash and cash equivalents	95,121	86,760
Debt securities available-for-sale, at fair value (amortized cost of $124,963 and $121,652 at September 30, 2023 and December 31, 2022)	111,840	112,580
Debt securities held-to-maturity, at amortized cost (fair value of $45,224 and $47,906 at September 30, 2023 and December 31, 2022)	53,699	53,946
Loans held for sale, at lower of cost or fair value	4,813	9,027
Loans held for investment	1,930,551	1,897,773
Allowance for credit losses	(22,705)	(17,099)
Loans held for investment, net	1,907,846	1,880,674

Restricted stock, at cost	16,027	14,543
Premises and equipment, net	13,565	14,334
Right-of-use asset	10,007	8,607
Goodwill	37,803	37,803
Core deposit intangible, net	1,275	1,584
Bank owned life insurance	38,665	37,972
Deferred taxes, net	12,542	10,699
Accrued interest receivable and other assets	10,446	15,398
Total assets	$2,313,649	$2,283,927
LIABILITIES
Noninterest-bearing demand	$735,979	$923,899
Interest-bearing NOW accounts	354,489	209,625
Money market and savings accounts	699,942	668,602
Time deposits	193,447	129,779
Total deposits	1,983,857	1,931,905
Borrowings	25,842	67,770
Operating lease liability	12,657	11,055
Accrued interest payable and other liabilities	12,743	12,842
Total liabilities	2,035,099	2,023,572
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,309,282 and 17,940,283 at September 30, 2023 and December 31, 2022	221,632	218,280
Retained earnings	66,163	48,516
Accumulated other comprehensive loss - net of taxes	(9,245)	(6,441)
Total shareholders’ equity	278,550	260,355
Total liabilities and shareholders’ equity	$2,313,649	$2,283,927
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$28,977	$22,907	$83,983	$60,585
Interest on debt securities	942	636	2,506	1,366
Interest on tax-exempted debt securities	359	483	1,302	884
Interest on deposits at other financial institutions	964	1,126	2,473	1,913
Interest and dividends on other interest-earning assets	242	211	689	684
Total interest and dividend income	31,484	25,363	90,953	65,432
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	5,922	1,151	13,555	1,697
Interest on time deposits	1,867	155	4,373	334
Interest on borrowings	434	271	1,446	884
Total interest expense	8,223	1,577	19,374	2,915
Net interest income	23,261	23,786	71,579	62,517
(Reversal of) provision for credit losses	(96)	1,560	91	5,206
Net interest income after (reversal of) provision for credit losses	23,357	22,226	71,488	57,311
NONINTEREST INCOME
Service charges and fees on deposit accounts	286	272	881	736
Interchange and ATM income	184	196	558	604
(Loss) gain on sale of loans	(54)	240	831	1,056
Income from bank owned life insurance	238	222	693	1,269
Servicing and related income on loans, net	61	45	223	139
Gain on sale of available-for-sale debt securities	—	—	34	—
Loss on sale and disposal of fixed assets	—	(768)	—	(768)
Other charges and fees	100	151	261	451
Total noninterest income	815	358	3,481	3,487
NONINTEREST EXPENSE
Salaries and employee benefits	9,736	8,878	29,651	28,435
Occupancy and equipment	1,579	1,610	4,553	4,752
Data processing and communications	1,144	1,008	3,376	3,520
Legal, audit and professional	598	885	2,050	2,110
Regulatory assessments	369	445	1,188	1,205
Director and shareholder expenses	215	311	642	727
Merger and related expenses	—	117	—	1,185
Core deposit intangible amortization	128	100	309	298
Litigation (recovery) settlements, net	—	(975)	—	5,525
Other expenses	1,012	771	2,638	2,653
Total noninterest expense	14,781	13,150	44,407	50,410
Income before income taxes	9,391	9,434	30,562	10,388
Income tax expense	2,835	2,505	9,064	2,749
Net income	$6,556	$6,929	$21,498	$7,639
Earnings per share:
Basic	$0.36	$0.39	$1.18	$0.43
Diluted	$0.35	$0.38	$1.15	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$6,556	$6,929	$21,498	$7,639

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale:
Change in net unrealized loss	(3,809)	(5,424)	(4,017)	(11,700)
Reclassification of loss recognized in net income	—	—	(34)	—
	(3,809)	(5,424)	(4,051)	(11,700)
Income tax benefit:
Change in net unrealized loss	(1,124)	(1,573)	(1,237)	(3,394)
Reclassification of loss recognized in net income	—	—	(10)	—
	(1,124)	(1,573)	(1,247)	(3,394)
Total other comprehensive loss, net of tax	(2,685)	(3,851)	(2,804)	(8,306)
Total comprehensive income (loss), net of tax	$3,871	$3,078	$18,694	$(667)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2023:
Balance at June 30, 2023	18,296,365	$220,702	$59,607	$(6,560)	$273,749
Stock-based compensation	—	992	—	—	992
Restricted stock units vested	17,148	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(4,231)	(62)	—	—	(62)
Net income	—	—	6,556	—	6,556
Other comprehensive loss	—	—	—	(2,685)	(2,685)
Balance at September 30, 2023	18,309,282	$221,632	$66,163	$(9,245)	$278,550

Nine months ended September 30, 2023:
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax [1]	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	$218,280	$44,665	$(6,441)	$256,504
Stock-based compensation	—	3,763	—	—	3,763
Stock options exercised	10,950	93	—	—	93
Restricted stock units vested	390,320	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(32,271)	(504)	—	—	(504)
Net income	—	—	21,498	—	21,498
Other comprehensive loss	—	—	—	(2,804)	(2,804)
Balance at September 30, 2023	18,309,282	$221,632	$66,163	$(9,245)	$278,550

1 Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2022:
Balance at June 30, 2022	17,840,626	$216,711	$33,113	$(4,493)	$245,331
Stock-based compensation	—	949	—	—	949
Stock options exercised	13,300	110	—	—	110
Restricted stock units vested	11,984	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(2,385)	(35)	—	—	(35)
Net income	—	—	6,929	—	6,929
Other comprehensive loss	—	—	—	(3,851)	(3,851)
Balance at September 30, 2022	17,863,525	$217,735	$40,042	$(8,344)	$249,433

Nine months ended September 30, 2022:
Balance at December 31, 2021	17,707,737	$214,163	$32,403	$(38)	$246,528
Stock-based compensation	—	2,732	—	—	2,732
Stock options exercised	123,900	917	—	—	917
Restricted stock units vested	37,019	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(5,131)	(77)	—	—	(77)
Net income	—	—	7,639	—	7,639
Other comprehensive loss	—	—	—	(8,306)	(8,306)
Balance at September 30, 2022	17,863,525	$217,735	$40,042	$(8,344)	$249,433

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2023 and 2022
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$21,498	$7,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,171	1,154
Core deposit intangible amortization	309	298
Amortization of premiums of debt securities	258	615
Gain on sale of loans	(831)	(1,056)
Loss on sale and disposal of fixed assets	—	768
Loss on early debt extinguishment	—	347
Loans originated for sale	(2,954)	(19,853)
Proceeds from sales of and principal collected on loans held for sale	11,887	15,965
Provision for credit losses	91	5,206
Deferred income tax expense (benefit)	1,021	(3,067)
Impairment charges of right-of-use assets	—	136
Stock-based compensation	3,763	2,732
Increase in cash surrender value of bank owned life insurance	(693)	(533)
Income from bank owned life insurance	—	(736)
Gain on sale of available-for-sale debt securities	(34)	—
Accretion of net discounts and deferred loan fees	(1,471)	(3,298)
Net increase (decrease) in other items	7,523	(2,096)
Net cash provided by operating activities	41,538	4,221

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	—	1,366
Proceeds from sale of debt securities available for sale	17,307	—
Proceeds from maturities and paydowns of debt securities available for sale	8,339	9,265
Proceeds from maturities and paydowns of debt securities held to maturity	—	74
Purchases of debt securities available for sale	(28,736)	(90,356)
Purchases of debt securities held to maturity	—	(54,267)
Net purchase of stock investments	(3,987)	(4,226)
Net funding of loans	(35,427)	(337,095)
Proceeds from sale of loans held for investment	50	450
Proceeds from sales of premises and equipment	—	3,911
Purchases of premises and equipment	(239)	(845)
Net cash used in investing activities	(42,693)	(471,723)

FINANCING ACTIVITIES
Net increase in deposits	51,927	46,941
Proceeds of Federal Home Loan Bank advances	15,000	—
Repayment of Federal Home Loan Bank advances	(57,000)	—
Repayment of other borrowings	—	(3,093)
Proceeds from exercise of stock options	93	917
Repurchase of common shares	(504)	(77)
Net cash provided by financing activities	9,516	44,688

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2023 and 2022
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
The accompanying notes are an integral part of these consolidated financial statements.

Net change in cash and cash equivalents	8,361	(422,814)
Cash and cash equivalents at beginning of period	86,760	580,006
Cash and cash equivalents at end of period	$95,121	$157,192

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,941	$2,568
Taxes paid	—	6,604
Lease liability arising from obtaining right-of-use assets	3,193	4,230
Net impact of adoption of ASU 2016-13 on retained earnings	3,851	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Recently Adopted Accounting Guidance
On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under the CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses. If the measurement indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses ("ACL") is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. The Company elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
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
The Company adopted ASU 2016-13 using the modified retrospective transition approach, and recorded a net decrease of $3.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL of $5.5 million, which included a $5.0 million increase in the ACL - loans and a $439 thousand increase in reserve for unfunded commitments, net of related deferred tax assets arising from temporary differences of $1.6 million, commonly referred to as the “Day 1” adjustment. This Day 1 adjustment reflects the development of the CECL models to estimate lifetime expected credit losses on the loans held for investment and unfunded commitments primarily using a lifetime loss methodology and management’s current expectation of future economic conditions. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards. As permitted under ASC 326, the Company elected to maintain the same loan segments that it previously identified prior to adoption of CECL.

At adoption of CECL and continuing through September 30, 2023, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2 – Investment Securities, for more information.
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
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation, and is updated each period to reflect management’s expectations of CECLas of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the (reversal of) provision for credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
Allowance for Credit Losses — Available-for-Sale Debt Securities
For available-for-sale debt securities, the Company evaluates, on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the (reversal of) provision for credit losses in the consolidated statements of income. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.
Allowance for Credit Losses — Loans
An ACL is the Company’s estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in Allowance for Credit Losses - Off-Balance Sheet Credit Exposure).
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in (reversal of) provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
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
The Company’s ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. An initial reserve amount is determined based on the difference between the amortized cost basis of each loan and the present value of all future cash flows. The initial reserve amount is then aggregated at loan segment level to derive the segment level quantitative loss rates. For prepayment and curtailment rates, the Company utilized Abrigo’s benchmark since the adoption on January 1, 2023 through the second quarter of 2023 and switched to the Company’s own historical prepayment and curtailment experience covering from December 2020 through August 2023 beginning September 2023. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by the Company’s third-party model provider. Reasonable and supportable forecasts are used to predict current and future economic conditions. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the probability of default is assumed to remain unchanged for the remaining life of the loan.
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

Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in (reversal of) provision for credit losses in the consolidated statements of income and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

Loan Modifications, Refinancings and Restructurings
Prior to the adoption of ASU 2022-02, a loan was classified as a TDR when the Company granted a concession to a borrower experiencing financial difficulties that it otherwise would not consider under its normal lending policies under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, having issues continuing as a going concern, insufficient cash flow to service all debt service requirements, inability to obtain funds from other sources at a market rate for similar debt to non-troubled borrowers, and currently classified as substandard loans that are categorized as having well-defined weaknesses.
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
A modification may vary by program and by borrower-specific characteristics, and may include interest rate reductions, principal forgiveness, term extensions, payment delays and any combinations of the above, is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.
GAAP requires that certain types of modifications be reported, which consist of (1) principal forgiveness; (2) interest rate reduction; (3) other-than-insignificant payment delay; (4) term extension; and any combination of the above. Since adoption of ASU 2022-02 on January 1, 2023, the Company did not have any loan modifications under ASU 2022-02. At December 31, 2022, the Company did not have any loans that have been modified and classified as TDRs under previous GAAP.

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
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this update, the application of the proportional amortization method of accounting was only limited to low-income housing tax credit (“LIHTC”) structured investments. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of income, income tax expense. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this update specifies that impairment of LIHTC structure investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This update also clarifies that for LIHTC structure investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this update are effective for the Company for interim and annual periods beginning December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Taxable municipals	$551	$—	$(102)	$449
Tax exempt bank-qualified municipals	53,148	—	(8,373)	44,775
	$53,699	$—	$(8,475)	$45,224

December 31, 2022
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906

The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$50,359	$—	$(5,988)	$44,371

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
SBA securities	6,275	5	(135)	6,145
U.S. Treasury	6,592	—	(720)	5,872
U.S. Agency	7,022	—	(847)	6,175
Collateralized mortgage obligations	45,313	16	(4,700)	40,629
Taxable municipals	2,765	—	(182)	2,583
Tax exempt bank-qualified municipals	6,637	—	(572)	6,065
	$124,963	$21	$(13,144)	$111,840

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580

During the three and nine months ended September 30, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $879 thousand and $1.1 million at September 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At September 30, 2023, held-to-maturity debt securities with an amortized cost of $53.7 million were pledged to the Federal Reserve Bank as collateral for a $42.3 million line of credit. There were no debt securities pledged at December 31, 2022. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Contractual Maturities

The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of September 30, 2023 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2023
Due in one year or less	$—	$—	$520	$507
Due after one year through five years	—	—	18,189	16,860

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after five years through ten years	12,934	11,279	23,897	20,541
Due after ten years	40,765	33,945	82,357	73,932
	$53,699	$45,224	$124,963	$111,840
Realized Gains and Losses

The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross gains on sales and calls	$—	$—	$181	$—
Gross losses on sales and calls	—	—	(147)	—
Gain on sale of available-for-sale debt securities	—	—	34	—
Proceeds from sales and calls	$—	$—	$17,312	$—

Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
September 30, 2023:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,649)	$23,095	$(4,339)	$21,276	$(5,988)	$44,371
SBA securities	(7)	2,062	(128)	1,961	(135)	4,023
U.S. Treasury	—	—	(720)	5,872	(720)	5,872
U.S. Agency	—	—	(847)	6,175	(847)	6,175
Collateralized mortgage obligations	(732)	12,603	(3,968)	27,043	(4,700)	39,646
Taxable municipals	—	500	(182)	2,083	(182)	2,583
Tax exempt bank-qualified municipals	(193)	2,382	(379)	3,683	(572)	6,065
	$(2,581)	$40,642	$(10,563)	$68,093	$(13,144)	$108,735
December 31, 2022:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,337)	$9,888	$(2,397)	$13,407	$(3,734)	$23,295
SBA securities	(1)	202	(131)	2,258	(132)	2,460
U.S. Treasury	(277)	3,563	(423)	2,389	(700)	5,952
U.S. Agency	(51)	474	(791)	5,709	(842)	6,183
Collateralized mortgage obligations	(2,169)	35,331	(1,206)	6,029	(3,375)	41,360
Taxable municipals	(75)	3,318	(136)	373	(211)	3,691
Tax exempt bank-qualified municipals	(313)	14,081	—	—	(313)	14,081
	$(4,223)	$66,857	$(5,084)	$30,165	$(9,307)	$97,022

As of September 30, 2023, the Company had a total of 93 available-for-sale debt securities in a gross unrealized loss position, consisting of 74 securities with total net unrealized losses of $10.6 million that had been in a continual loss position for twelve months and longer. As of December 31, 2022, the Company had a total of 88 available-for-sale debt securities in a gross unrealized loss position, consisting of 43 securities with total net unrealized losses of $5.1 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At September 30, 2023, the Company had a net unrealized loss on available-for-sale debt securities of $13.1 million, or $9.2 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.1 million, or $6.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

Allowance for Credit Losses on Debt Securities

At September 30, 2023, 96 available-for-sale debt securities with fair values totaling $111.8 million had net unrealized losses totaling $13.1 million, or $9.2 million net of tax in accumulated other comprehensive loss. For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At September 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $2.6 million and $6.1 million, respectively. These available-for-sale debt securities rated AA and above totaled $7.1 million and rated below AA and totaled $1.6 million.

At September 30, 2023, 61 held-to-maturity debt securities with fair values totaling $45.2 million had unrealized losses totaling $8.5 million. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At September 30, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $42.2 million and rated AA- totaled $3.0 million.

Management determined that the unrealized losses for September 30, 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and nine months ended September 30, 2023.

At December 31, 2022, management evaluated held-to-maturity and available-for-sale debt securities for OTTI, taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2022, no unrealized losses were deemed to be other-than-temporary.

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

The table below summarizes the Company’s restricted stock investments at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal Reserve Bank	$7,402	$7,318
Federal Home Loan Bank	8,625	7,225
	$16,027	$14,543

During the three and nine months ended September 30, 2023, the Company purchased $30 thousand and $84 thousand of Federal Reserve Bank stock, respectively and there were no purchases and $1.4 million purchases of FHLB stock, respectively.
Other Equity Securities Without A Readily Determinable Fair Value

The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at September 30, 2023 and December 31, 2022. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At September 30, 2023 and December 31, 2022, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and nine months ended September 30, 2023 and 2022, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At September 30, 2023 and December 31, 2022, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $6.9 million and $4.6 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three and nine months ended September 30, 2023, the Company made $219 thousand and $2.3 million of net capital contributions to these equity investments. During the three and nine months ended September 30, 2022, the Company made $643 thousand and $2.1 million of net capital contributions to these equity investments. At September 30, 2023 and December 31, 2022, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and nine months ended September 30, 2023 and 2022, there were no losses recognized related to changes in the fair value.
The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in accrued interest receivable and other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. The unfunded portion of these investments is included in other liabilities in the consolidated balance sheets. The aggregate funding commitment for this investment was $2.0 million at September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, there was $208 thousand contribution made. During the three and nine months ended September 30, 2022, there were $122 thousand contribution made. At September 30, 2023 and December 31, 2022, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern California markets in San Diego, Orange, Ventura, Los Angeles, and Riverside counties, as well as the Inland Empire.

Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 84% and 82% of total loans at September 30, 2023 and December 31, 2022, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at September 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Construction and land development	$237,320	$239,067
Real estate - other:
1-4 family residential	141,668	144,322
Multifamily residential	218,170	218,606
Commercial real estate and other	1,019,647	958,676
Commercial and industrial (1)	310,990	331,644
Consumer	2,756	5,458
Loans held for investment (2)	1,930,551	1,897,773
Allowance for credit losses	(22,705)	(17,099)
Loans held for investment, net	$1,907,846	$1,880,674

Loans held for sale, at lower of cost or fair value	$4,813	$9,027
(1)Includes Paycheck Protection Program (“PPP”) loans at net amortized amount of $1.5 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $2.5 million and $3.3 million and net unearned discounts of $1.5 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively.

The Company has pledged $1.32 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $858.3 million was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance of $140.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of September 30, 2023. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Loans Held for Sale

At September 30, 2023 and December 31, 2022, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $4.8 million and $9.0 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At September 30, 2023 and December 31, 2022, the fair value of loans held for sale totaled $5.1 million and $9.6 million, respectively.

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

The risk category of loans by class of loans and origination year as of September 30, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Construction and land development
Pass	$14,990	$123,164	$80,470	$16,060	$1,982	$559	$—	$—	$237,225
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	14,990	123,164	80,470	16,060	1,982	654	—	—	237,320
Real estate - other:
1-4 family residential
Pass	25,530	37,475	20,295	7,865	4,941	15,896	29,561	105	141,668
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	25,530	37,475	20,295	7,865	4,941	15,896	29,561	105	141,668
Multifamily residential
Pass	18,176	56,461	73,760	5,850	27,460	21,383	808	—	203,898
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	14,272	—	—	—	—	—	—	14,272
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,176	70,733	73,760	5,850	27,460	21,383	808	—	218,170

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	54,631	311,751	288,384	58,992	53,078	210,852	36,284	1,634	1,015,606
Special mention	—	2,715	—	—	—	—	145	—	2,860
Substandard	—	—	—	—	—	1,181	—	—	1,181
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	54,631	314,466	288,384	58,992	53,078	212,033	36,429	1,634	1,019,647
Commercial and industrial
Pass	50,190	72,892	13,768	7,630	8,730	14,383	138,649	2,097	308,339
Special mention	—	—	—	—	138	287	—	—	425
Substandard	—	348	69	—	1,260	149	—	400	2,226
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	50,190	73,240	13,837	7,630	10,128	14,819	138,649	2,497	310,990
Consumer
Pass	517	—	44	99	8	12	2,076	—	2,756
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	517	—	44	99	8	12	2,076	—	2,756
Total loans	$164,034	$619,078	$476,790	$96,496	$97,597	$264,797	$207,523	$4,236	$1,930,551

Total loans
Pass	$164,034	$601,743	$476,721	$96,496	$96,199	$263,085	$207,378	$3,836	$1,909,492
Special mention	—	2,715	—	—	138	287	145	—	3,285
Substandard	—	14,620	69	—	1,260	1,425	—	400	17,774
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$164,034	$619,078	$476,790	$96,496	$97,597	$264,797	$207,523	$4,236	$1,930,551

A summary of gross charge-offs by class of loans and origination year for the nine months ended September 30, 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	(12)	—	—	(12)
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	(15)	—	(9)	—	—	(24)
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$—	$—	$(15)	$—	$(21)	$—	$—	$(36)

The risk category of loans by class of loans as of December 31, 2022 follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$—	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	—	144,322
Multifamily residential	218,606	—	—	—	218,606
Commercial real estate and other	956,649	—	2,027	—	958,676
Commercial and industrial	323,999	6,057	1,588	—	331,644
Consumer	5,458	—	—	—	5,458
	$1,886,961	$7,056	$3,756	$—	$1,897,773

Past Due Loans
A summary of past due loans as of September 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
September 30, 2023
Construction and land development	$—	$—	$—	$—	$237,320	$—	$237,320
Real estate - other:
1-4 family residential	—	—	—	—	141,668	—	141,668
Multifamily residential	—	—	—	—	203,898	14,272	218,170
Commercial real estate and other	—	—	—	—	1,019,647	—	1,019,647
Commercial and industrial	96	—	—	96	310,894	—	310,990
Consumer	—	—	—	—	2,756	—	2,756
	$96	$—	$—	$96	$1,916,183	$14,272	$1,930,551

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2022
Construction and land development	$—	$—	$—	$—	$239,067	$—	$239,067
Real estate - other:
1-4 family residential	—	—	—	—	144,283	39	144,322
Multifamily residential	—	—	—	—	218,606	—	218,606
Commercial real estate and other	—	—	—	—	958,674	2	958,676
Commercial and industrial	—	—	—	—	331,644	—	331,644
Consumer	—	—	—	—	5,458	—	5,458
	$—	$—	$—	$—	$1,897,732	$41	$1,897,773

There were no loans over 90 days past due loans and still accruing interest as of September 30, 2023 and December 31, 2022.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of September 30, 2023 and December 31, 2022 follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	39	—
Multifamily residential	14,272	14,272	—	—
Commercial real estate and other	—	—	2	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$14,272	$14,272	$41	$—

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At September 30, 2023, a $14.3 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. Based on a review of the combined "As-Is" collateral value, after accounting for estimated selling costs, the estimated net collateral value was sufficient to result in no loss to the Company at September 30, 2023. There were no collateral dependent loans at December 31, 2022.

Allowance for Credit Losses - Loans
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative effect adjustment to retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.
The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
For prepayment and curtailment rates, the Company utilized a third-party vendor’s benchmark prepayment and curtailment rate since the adoption on January 1, 2023 through the second quarter of 2023. The Company switched to its own historical prepayment and curtailment experience covering the period from December 2020 through August 2023 to estimate the ACL beginning September 2023. The Company reduced the probability-weighted forecast from a three-scenario forecast to a two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the second week of September 2023. These forecasts which suggested a slight improvement from the June 2023 forecasts in their outlook based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at its current pace of $100 billion per month, ultimately reducing it from $8 trillion to $5 trillion. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop from the first quarter of 2024 to the fourth quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. The outlook for Gross Domestic Product (“GDP”) growth was improved to 2.1% in 2023 and 1.4% in 2024. This is consistent with the Federal Reserve’s outlook for economic growth of 2.1% for 2023, and also consistent with the Conference Board’s forecast for GDP growth of 2.2% in 2023. The Company also reviewed assumptions underlying the stagflation scenario, which assumed that, in reaction to a resurgence in inflation, the Federal Reserve would raise the Fed funds rate another 300 basis points, tipping the economy into a more extreme recession leading to a 4.75% unemployment rate in the first quarter of 2024. Ultimately, in this scenario, the Federal Reserve is predicted to respond with more aggressive rate hikes in 2024, precipitating a deep recession beginning in the fourth quarter of 2024. The Company viewed the risks to these forecasts to include a prolonged U.S. government shutdown, an unanticipated resurgence in inflation, a significant decline in consumer and business confidence, or additional geopolitical turmoil that could impact future economic activity. Given the current economic backdrop of a slowing economy driven by lower consumer, business and government spending, the end of all pandemic related stimulus, a softening labor market and an upcoming presidential election year, management concluded the assumptions underlying the stagflation scenario are more extreme, and highly unlikely to happen. This resulted in a removal of the stagflation scenario from the probability-weighted scenarios to estimate the ACL at September 30, 2023.
Accrued interest receivable on loans receivable, net, totaled $6.2 million and $5.7 million at September 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $298 thousand and $509 thousand for the three and nine months ended September 30, 2023, respectively. There was a $260 thousand and $406 thousand provision for unfunded loan commitments for the three and nine months ended September 30, 2022, respectively. The provision for unfunded loan commitments is included in provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $1.2 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for loan losses (ALL)
Balance, beginning of period	$22,502	$15,136	$17,099	$11,657
Adoption of ASU No. 2016-13(1)	—	—	5,027	—
Provision for loan losses	202	1,300	600	4,800
Charge-offs	—	—	(36)	(21)
Recoveries	1	—	15	—
Net recoveries (charge-offs)	1	—	(21)	(21)
Balance, end of period	$22,705	$16,436	$22,705	$16,436
Reserve for unfunded loan commitments
Balance, beginning of period	$1,538	$950	$1,310	$804
Adoption of ASU No. 2016-13(1)	—	—	439	—
(Reversal of) provision for unfunded commitment losses	(298)	260	(509)	406
Balance, end of period	1,240	1,210	1,240	1,210
Allowance for credit losses (ACL), end of period	$23,945	$17,646	$23,945	$17,646
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended September 30, 2023
Beginning of period	$3,556	$15,097	$3,808	$41	$22,502
(Reversal of) provision for loan losses	(1,021)	1,318	(70)	(25)	202
Charge-offs	—	—	—	—	—
Recoveries	—	—	1	—	1
Net recoveries (charge-offs)	—	—	1	—	1
End of period	$2,535	$16,415	$3,739	$16	$22,705

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended September 30, 2022
Beginning of period	$1,259	$10,985	$2,863	$29	$15,136
Provision for loan losses	314	839	147	—	1,300
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Net charge-offs	—	—	—	—	—
End of period	$1,573	$11,824	$3,010	$29	$16,436

Specific reserves	$—	$9	$—	$—	$9
General reserves	1,573	11,815	3,010	29	16,427
	$1,573	$11,824	$3,010	$29	$16,436
Loans evaluated for impairment:
Individually	$—	$44	$4	$—	$48
Collectively	109,843	1,198,535	316,967	1,611	1,626,956
	$109,843	$1,198,579	$316,971	$1,611	$1,627,004

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Nine Months Ended September 30, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
(Reversal of) provision for loan losses	(647)	1,753	(463)	(43)	600
Charge-offs	—	(12)	(24)	—	(36)
Recoveries	—	—	15	—	15
Net charge-offs	—	(12)	(9)	—	(21)
End of period	$2,535	$16,415	$3,739	$16	$22,705

Nine Months Ended September 30, 2022
Beginning of period	$666	$8,441	$2,548	$2	$11,657
Provision for loan losses	907	3,383	483	27	4,800
Charge-offs	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—
Net charge-offs	—	—	(21)	—	(21)
End of period	$1,573	$11,824	$3,010	$29	$16,436
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans, C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $64.0 million and $59.4 million at September 30,

2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $39.5 million and $30.3 million at September 30, 2023, and December 31, 2022, for which there was a related servicing asset of $629 thousand and $514 thousand, respectively.
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
A summary of changes in the SBA servicing asset for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$683	$371	$514	$170
Additions	—	74	216	325
Amortization (1)	(54)	(15)	(101)	(65)
Balance, end of period	$629	$430	$629	$430
(1) Amortization included accelerated amortization of $29 thousand and $7 thousand for the three months ended September 30, 2023 and 2022, respectively, and $32 thousand and $40 thousand for the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, there were zero SBA 7(a) loans sold. During the nine months ended September 30, 2023, SBA 7(a) loans sold totaled $10.9 million, resulting in total gains on sale of SBA loans of $874 thousand. SBA 7(a) loans sold during the three and nine months ended September 30, 2022 totaled $3.7 million and $14.9 million, respectively, resulting in total gains on sale of SBA loans of $240 thousand and $1.0 million, respectively.
The fair value of the servicing asset was $612 thousand and $475 thousand at September 30, 2023 and December 31, 2022, respectively. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2023 and December 31, 2022 included:

(dollars in thousands)	September 30, 2023	December 31, 2022
Discount rate:
Range	12.4% – 27.7%	13.9% – 34.3%
Weighted average	18.0%	19.1%
Prepayment speed:
Range	10.3% – 47.3%	9.7% – 41.2%
Weighted average	17.8%	17.0%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of income, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Contractually specified fees	113	58	309	143
Amortization	(54)	(15)	(101)	(65)
Net servicing fees	$59	$43	$208	$78

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess purchase price over the fair value of all identifiable assets and liabilities acquired and totaled $37.8 million at September 30, 2023 and December 31, 2022. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. The Company performed a qualitative assessment for potential impairment as of December 31, 2022, and as a result of that assessment had determined that there has been no impairment to the goodwill. Due to the banking industry turmoil and the resulting volatility in our stock price during the first quarter of 2023, the Company performed an analysis of goodwill that consisted of quantitative assessments to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of these analyses indicated that no impairment of goodwill existed as of March 31, 2023. There were no changes to goodwill during the three and nine months ended September 30, 2023 and 2022.

Core deposit intangibles are amortized over periods of 0.17 to 8.08 years. As of September 30, 2023, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.3 years. The Company performed the annual impairment analysis for the core deposit intangibles during the third quarter of 2023. The results indicated there was an impairment in the savings account core deposit intangible acquired from Bank of Santa Clarita, which resulted in the acceleration of the remaining amortization of $38 thousand at September 30, 2023. The following table presents the changes in core deposit intangibles for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross balance, beginning of period	$4,185	$4,185	$4,185	$4,185
Additions	—	—	—	—
Gross balance, end of period	$4,185	$4,185	$4,185	$4,185

Accumulated amortization:
Balance, beginning of period	$(2,782)	$(2,361)	$(2,601)	$(2,163)
Amortization	(128)	(100)	(309)	(298)
Balance, end of period	(2,910)	(2,461)	(2,910)	(2,461)
Net core deposit intangible, end of period	$1,275	$1,724	$1,275	$1,724

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
Remainder of 2023	$81
2024	258
2025	237
2026	217
2027	205
Thereafter	277
$1,275

NOTE 6 - DEPOSITS
The Company offers the Insured Cash Sweep (ICS) product, providing customers with FDIC insurance coverage at ICS network institutions. As of September 30, 2023, ICS deposits increased to $252.7 million, or 12.7% of total deposits, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $89.1 million and $84.6 million as of September 30, 2023 and December 31, 2022, respectively. Brokered time deposits totaled $84.5 million and $20.7 million as of September 30, 2023 and December 31, 2022, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of September 30, 2023 and December 31, 2022, total collateralized deposits, including the deposits of State of California and their public agencies, were $46.1 million and $14.4 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At September 30, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2023	$107,491
2024	68,716
2025	13,076
2026	4,080
2027	84
$193,447

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of September 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
FHLB advances	$8,000	$50,000
Subordinated notes	17,842	17,770
Total borrowings	$25,842	$67,770

Federal Home Loan Bank Secured Line of Credit
At September 30, 2023, the Company had a secured line of credit of $488.6 million from the FHLB, of which $430.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2023, the Company had pledged qualifying loans with an unpaid principal balance of $858.3 million for this line. In addition, at September 30, 2023, the Company used $50.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
The Company had an overnight borrowing of $8.0 million with an interest rate of 5.77% and $50.0 million with an interest of 4.65% at September 30, 2023 and December 31, 2022, respectively.

Federal Reserve Bank Secured Line of Credit
At September 30, 2023, the Company had credit availability of $151.2 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2023, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.7 million as collateral, and qualifying loans with an unpaid principal balance of $140.8 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at September 30, 2023 and December 31, 2022.
In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S.Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty. At September 30, 2023, the Company did not establish any borrowing capacity through the BTFP program.

Federal Funds Unsecured Lines of Credit
At September 30, 2023, the Company had three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2023 and December 31, 2022.

Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2023 and December 31, 2022, were $158 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense in the consolidated statements of income. At September 30, 2023, the Company was in compliance with all covenants and terms of the Notes.

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
There were no shares repurchased under this share repurchase plan during the three months ended September 30, 2023.

NOTE 9 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income	$6,556	$6,929	$21,498	$7,639

Weighted average common shares outstanding - basic	18,304,023	17,857,579	18,216,546	17,796,856
Dilutive effect of outstanding:
Stock options and unvested stock grants	368,109	420,210	416,344	396,820
Weighted average common shares outstanding - diluted	18,672,132	18,277,789	18,632,890	18,193,676

Earnings per common share - basic	$0.36	$0.39	$1.18	$0.43
Earnings per common share - diluted	$0.35	$0.38	$1.15	$0.42

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of diluted EPS for the three and nine months ended September 30, 2023 because the performance conditions had been met, but they were excluded in the computation of diluted EPS for the three and nine months ended September 30, 2022 because the performance conditions had not been met. At September 30, 2023 and 2022, there were 74,707 and 173,551 restricted stock units and 8,637 and 24,842 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 10 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors and their related interests with which they are associated. The balance of these loans outstanding and activity in related party loans for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$7,732	$9,076	$8,073	$10,259
New credit granted	—	—	—	—
Repayments	(1,136)	(484)	(1,477)	(1,667)
Balance, end of period	$6,596	$8,592	$6,596	$8,592

Directors and related interests deposits at September 30, 2023 and December 31, 2022, amounted to approximately $19.0 million and $4.7 million, respectively.
The Company leases the Ramona branch office from a principal shareholder and member of our Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and nine months ended September 30, 2023 was $11 thousand and $33 thousand, respectively, and was $11 thousand and $32 thousand for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, future minimum lease payments under the lease were $162 thousand.
On April 2022, the holding company entered into a commitment of $2.0 million investment with the Castle Creek Launchpad Fund I (“Launchpad”). As of September 30, 2023, the holding company has committed to a $2.0 million investment in the Launchpad. A director of the Company is a member of the Investment Committee for Launchpad. At September 30, 2023, total capital contributions made to this investment were $910 thousand.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$485,481	$596,349
Letters of credit issued to customers	4,939	4,794
Commitments to contribute capital to other equity investments	3,338	6,041
	$493,758	$607,184
The Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and nine months ended September 30, 2023 was $83 thousand and $240 thousand, respectively, and $72 thousand and $254 thousand for the three and nine months ended September 30, 2022, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.

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
In October 2020, the maximum number of shares under the 2019 Plan was increased by 300,000 to 2,500,000. In June 2021, the maximum number of shares under the 2019 Plan was increased by 900,000 to 3,400,000.
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
Total stock-based compensation cost related to stock options and restricted shares units was $992 thousand and $949 thousand for the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation cost related to stock options and restricted shares units was $3.8 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Stock Options
As of September 30, 2023, there was $87 thousand of total unrecognized compensation cost related to the outstanding stock options. There were no stock options exercised during the three months ended September 30, 2023. The intrinsic value of stock options exercised was approximately $93 thousand for the three months ended September 30, 2022. The intrinsic value of stock options exercised was approximately $78 thousand and $958 thousand for the nine months ended September 30, 2023 and 2022, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2023 and 2022.

A summary of changes in outstanding stock options during the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023		September 30, 2023
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	288,338	$9.26	326,868	$9.53
Granted	—	$—	—	$—
Exercised	—	$—	(10,950)	$8.53
Forfeited	(200)	$10.99	(27,780)	$12.78
Outstanding at end of period	288,138	$9.26	288,138	$9.26	3.4	$1,369
Options exercisable	260,638	$8.97	260,638	$8.97	3.1	$1,312

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022		September 30, 2022
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	368,268	$9.56	536,651	$9.36
Granted	—	$—	—	$—
Exercised	(13,300)	$8.27	(123,900)	$7.40
Forfeited	(4,300)	$12.11	(62,083)	$12.04
Outstanding at end of period	350,668	$9.58	350,668	$9.58	4.5	$2,322
Options exercisable	289,693	$9.05	289,693	$9.05	4.1	$2,071

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and nine months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	774,067	$13.17	959,337	$11.55
Granted	16,329	$14.76	204,231	$16.58
Vested (1)	(17,148)	$15.11	(390,320)	$10.99
Forfeited	—	$—	—	$—
Unvested at end of period	773,248	$13.16	773,248	$13.16
(1)Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,139,872	$11.47	1,010,501	$10.55
Granted	5,052	$15.45	252,559	$15.29
Vested	(11,984)	$14.72	(37,019)	$14.00
Forfeited	(41,832)	$13.27	(134,933)	$11.72
Unvested at end of period	1,091,108	$11.39	1,091,108	$11.39

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. There was no accelerated stock-based compensation recorded for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company recorded accelerated stock-based compensation expense totaling $632 thousand. As of September 30, 2023, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of September 30, 2023, there was $7.1 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.3 years. The total grant date fair value of restricted stock units vested was $259 thousand and $4.3 million for the three and nine months ended September 30, 2023, respectively, and $176 thousand and $518 thousand for the three and nine months ended September 30, 2022, respectively. Related tax expenses were approximately $2 thousand for the three months ended September 30, 2023, and related tax benefits were approximately $642 thousand for the nine months ended September 30, 2023, and related tax benefits were approximately $2 thousand and $13 thousand for the three and nine months ended September 30, 2022, respectively.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
NOTE 13 - REGULATORY MATTERS
At September 30, 2023 and December 31, 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of

6.5%, and a minimum leverage ratio of 5.0%. As of September 30, 2023 and December 31, 2022, the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no conditions or events that management believes have changed the Bank’s categories. Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at September 30, 2023. At September 30, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total Capital (to Risk-Weighted Assets)	$287,091	13.28%	$172,994	8.0%	$216,242	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	267,246	12.36%	129,745	6.0%	172,994	8.0%
CET1 Capital (to Risk-Weighted Assets)	267,246	12.36%	97,309	4.5%	140,557	6.5%
Tier 1 Capital (to Average Assets)	267,246	11.69%	91,466	4.0%	114,333	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

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
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
Federal Funds sold and Interest-Bearing Balances: The carrying amount is assumed to be the fair value given the short-term nature of these deposits.
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
Loans Held for Investment, net: The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. If an individually evaluated loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. For the fair value of collateral dependent individually evaluated loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. New appraisals in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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
Other Real Estate Owned (“OREO”): Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of the carrying amount or fair value, less costs to sell. The fair value of OREO is generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs.
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
The estimated fair value hierarchy level and estimated fair value of financial instruments at September 30, 2023 and December 31, 2022, is summarized as follows:

		September 30, 2023		December 31, 2022
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$33,517	$33,517	$60,295	$60,295
Fed funds and interest-bearing balances	Level 1	61,604	61,604	26,465	26,465

		September 30, 2023		December 31, 2022
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Debt securities available for sale	Level 2	111,840	111,840	112,580	112,580
Debt securities held to maturity	Level 2	53,699	45,224	53,946	47,906
Loans held for sale	Level 2	4,813	5,089	9,027	9,616
Loans held for investment, net	Level 3	1,907,846	1,836,578	1,880,674	1,836,782
Restricted stock, at cost	Level 2	16,027	16,027	14,543	14,543
Other equity securities	Level 2	9,292	9,292	6,974	6,974
Accrued interest receivable	Level 2	7,195	7,195	6,868	6,868

Financial liabilities:
Deposits	Level 2	1,983,857	1,982,608	1,931,905	1,929,947
Borrowings	Level 2	25,842	25,779	67,770	67,387
Accrued interest payable	Level 2	576	576	215	215

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$44,371	$—	$44,371
SBA securities	—	6,145	—	6,145
U.S. Treasury	—	5,872	—	5,872
U.S. Agency	—	6,175	—	6,175
Collateralized mortgage obligations	—	40,629	—	40,629
Taxable municipals	—	2,583	—	2,583
Tax exempt bank-qualified municipals	—	6,065	—	6,065
	$—	$111,840	$—	$111,840

December 31, 2022
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$23,295	$—	$23,295
SBA securities	—	7,872	—	7,872
U.S. Treasury	—	5,952	—	5,952
U.S. Agency	—	6,183	—	6,183
Collateralized mortgage obligations	—	44,423	—	44,423
Taxable municipals	—	4,228	—	4,228

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Tax exempt bank-qualified municipals	—	20,627	—	20,627
	$—	$112,580	$—	$112,580
Nonrecurring fair value measurements
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company did not have any nonrecurring fair value measurements at September 30, 2023 and December 31, 2022.

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

	Three Months Ended			Nine Months Ended September 30,
($ in thousands except share and per share data)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
EARNINGS
Net interest income	$23,261	$23,426	$23,786	$71,579	$62,517
(Reversal of) provision for credit losses	$(96)	$(15)	$1,560	$91	$5,206
Noninterest income	$815	$1,096	$358	$3,481	$3,487
Noninterest expense	$14,781	$14,607	$13,150	$44,407	$50,410
Income tax expense	$2,835	$3,212	$2,505	$9,064	$2,749
Net income	$6,556	$6,718	$6,929	$21,498	$7,639
Pre-tax pre-provision income (1)	$9,295	$9,915	$10,994	$30,653	$15,594
Diluted earnings per share	$0.35	$0.36	$0.38	$1.15	$0.42
Ending shares outstanding	18,309,282	18,296,365	17,863,525	18,309,282	17,863,525

PERFORMANCE RATIOS
Return on average assets	1.12%	1.18%	1.18%	1.25%	0.44%
Return on average common equity	9.38%	9.93%	11.02%	10.63%	4.11%
Yield on loans	5.97%	5.91%	5.09%	5.89%	4.85%
Yield on earning assets	5.72%	5.64%	4.60%	5.63%	4.05%
Cost of deposits	1.56%	1.29%	0.25%	1.22%	0.14%
Cost of funds	1.62%	1.38%	0.31%	1.30%	0.19%
Net interest margin	4.23%	4.36%	4.32%	4.43%	3.87%
Efficiency ratio (1)	61.4%	59.6%	54.5%	59.2%	76.4%
Net (charge-offs) recoveries to average loans held-for-investment	0.00%	0.00%	0.00%	0.00%	0.00%
(1) Refer to Non-GAAP Financial Measures in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

	September 30, 2023	December 31, 2022
CAPITAL
Tangible equity to tangible assets (1)	10.53%	9.84%
Book value (BV) per common share	$15.21	$14.51
Tangible BV per common share (1)	$13.08	$12.32

ASSET QUALITY
Allowance for loan losses (ALL)	$22,705	$17,099
Reserve for unfunded loan commitments	1,240	1,310
Allowance for credit losses (ACL)	$23,945	$18,409
ALL to total loans	1.18%	0.90%
ACL to total loans	1.24%	0.97%
Nonperforming loans	$14,272	$41
Other real estate owned	$—	$—
Nonperforming assets to total assets	0.617%	0.002%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,935,364	$1,906,800
Total assets	$2,313,649	$2,283,927
Deposits	$1,983,857	$1,931,905
Loans to deposits	97.6%	98.7%
Shareholders' equity	$278,550	$260,355
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
Impact of Federal Reserve Rapid Rate Hiking Cycle on Economy and Banking Industry
The COVID-19 pandemic has receded, with business activity returning to more normal conditions and concerns regarding a potential recession moderating with third quarter 2023 GDP reported at 4.9%. Between March 2022 and September 2023, the Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years. The rapid rate hiking cycle was in response to an increase in inflation, as measured by the Consumer Price Index, from 1.2% in November 2020 to 9.1% in July 2022, which has since moderated to 3.7% in September 2023. The Federal Reserve paused interest rates in September 2023, but hinted that there may be another rate increase this year as inflation remains above their target of 2 percent; however, Chairman Powell has recently noted that the increase in the 10-Year Treasury Bond to nearly 5% has done some of the Federal Reserve’s work for it. In its September 2023 statement, the Federal Reserve said “The U.S. banking system is sound and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Federal Open Market Committee (“FOMC”) remains highly attentive to inflation risks,” and it “...seeks to achieve maximum employment with inflation at the rate of 2 percent over the longer run.The FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.”
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
Notwithstanding these recent market events and activities, we have not experienced any material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile. We have a strong consolidated balance sheet with diversified deposit and loan portfolios, and with very little sector or individual customer concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of commercial industries. The recent uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models and our accumulated other comprehensive loss on our available-for-sale debt securities is manageable. However, in an abundance of caution, we have proactively responded to these events by reaching out to our deposit customers and explaining what differentiates us from the recently failed banks and assuring them that their deposits remain safe. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs.
We have a highly skilled and experienced lending team and related support system, a successful SBA lending division and an experienced credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at September 30, 2023, our concentration of such loans represented 531% of our total risk-based capital. In addition, at September 30, 2023, total loans secured by commercial real estate under construction and land development represented 83% of our total risk-based capital. The non-performing assets and net charge-offs for these segments per the regulatory definition of commercial real estate loans at September 30, 2023 and for the nine months ended September 30, 2023 were $14.3 million and zero, respectively.
Given the nature of our commercial banking business, approximately 43% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2023. However, we offer our deposit customers access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $252.7 million, or 13% of total deposits at September 30, 2023, compared to $65.5 million, or 3% of total deposits at December 31, 2022. In the third quarter of 2023, we appointed new leadership to oversee our Bank-wide deposit and treasury operations and continue to focus on defending our deposit base while managing our deposit costs.

We have a small investment portfolio of high-quality securities. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment. At September 30, 2023, the amortized cost of our held-to-maturity debt securities was $53.7 million, or approximately 2.3% of total assets. The fair value of our available-for-sale debt securities was $111.8 million, or approximately 4.8% of total assets. The aforementioned increases in the 10-Year Treasury Bond to nearly 5%, this resulted in higher net unrealized losses in our debt securities. At September 30, 2023, our accumulated other comprehensive loss, net of taxes, increased to $9.2 million, compared to $6.4 million at December 31, 2022. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $15.2 million at September 30, 2023. The results of our stress testing on our debt security portfolio at September 30, 2023, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $37.1 million in the 300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
At September 30, 2023, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2022:
•Total cash and cash equivalents of approximately $95.1 million, compared to $86.8 million.
•Total liquidity ratio of approximately 10.6%, compared to 10.5%.
•Unpledged, liquid securities at fair value were approximately $111.8 million, compared to $112.6 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $430.6 million, compared to $374.4 million. At September 30, 2023, we had overnight FHLB borrowings of $8.0 million.
•Increased our available borrowing capacity from the Federal Reserve Discount Window program to approximately $151.2 million, compared to $11.3 million. There were no outstanding borrowings under this program at September 30, 2023.
•Available borrowing capacity from the three unsecured credit lines from correspondent banks totaling $75.0 million at both period ends. There were no outstanding borrowings on these lines at September 30, 2023.
•Did not participate in Federal Reserve Bank Term Funding Program borrowings at September 30, 2023.
•Total available borrowing capacity was approximately $656.8 million at September 30, 2023, compared to $460.7 million.
•Total available liquidity was approximately $863.8 million at September 30, 2023.
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
•Margin pressure as we increase deposit rates in response to potential further rate increases by the FOMC and our competitors;
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
On January 1, 2023, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under the CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses. If the measurement indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses ("ACL") is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. We elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. We elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
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
The following provides a summary of our policy for the accounting for the ACL - Loans under ASC 326:

Allowance for Credit Losses - Loans
An ACL is our estimate of expected lifetime credit losses for its loan held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
The ACL on loans held for investment represents the portion of the loan’s amortized cost basis that we do not expect to collect due to anticipated credit losses over the loan’s contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in (reversal of) provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable, as interest that is deemed uncollectible is written off through interest income.
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
At September 30, 2023, the following loan portfolio segments, based on regulatory call codes and related risk ratings, have been identified:
•Construction and land development
•Real estate
◦1-4 family residential
◦Multifamily residential
◦Commercial real estate and other
•Commercial and industrial
•Consumer
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Our ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. For prepayment and curtailment rate, the Company utilized Abrigo’s benchmark since the adoption on January 1, 2023 through the second quarter of 2023 and switched to the Company’s own historical prepayment and curtailment experience covering from December 2020 through August 2023 beginning September 2023. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by our third-party model provider. We use numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in our ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in our ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions.
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Efficiency Ratio
Noninterest expense	$14,781	$14,607	$13,150	$44,407	$50,410

Net interest income	23,261	23,426	23,786	71,579	62,517
Noninterest income	815	1,096	358	3,481	3,487
Total net interest income and noninterest income	$24,076	$24,522	$24,144	$75,060	$66,004
(1) Efficiency ratio (non-GAAP)	61.4%	59.6%	54.5%	59.2%	76.4%

Pre-tax Pre-provision Income
Net interest income	$23,261	$23,426	$23,786	$71,579	$62,517
Noninterest income	815	1,096	358	3,481	3,487
Total net interest income and noninterest income	24,076	24,522	24,144	75,060	66,004
Less: Noninterest expense	14,781	14,607	13,150	44,407	50,410
(2) Pre-tax pre-provision income (non-GAAP)	$9,295	$9,915	$10,994	$30,653	$15,594

Return on Average Assets, Equity, and Tangible Equity
Net income	$6,556	$6,718	$6,929	$21,498	$7,639

Average assets	$2,313,941	$2,286,875	$2,326,839	$2,293,060	$2,298,735
Average shareholders’ equity	277,442	271,487	249,500	270,405	248,563
Less: Average intangible assets	39,158	39,250	38,940	39,249	38,786
(3) Average tangible common equity (non-GAAP)	$238,284	$232,237	$210,560	$231,156	$209,777

Return on average assets	1.12%	1.18%	1.18%	1.25%	0.44%
Return on average equity	9.38%	9.93%	11.02%	10.63%	4.11%
(4) Return on average tangible common equity (non-GAAP)	10.92%	11.60%	13.06%	12.43%	4.87%

(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$278,550	$260,355
Less: Intangible assets	39,078	39,387
(5) Tangible common equity (non-GAAP)	$239,472	$220,968

Total assets	$2,313,649	$2,283,927
Less: Intangible assets	39,078	39,387
(5) Tangible assets (non-GAAP)	$2,274,571	$2,244,540

Equity to asset ratio	12.04%	11.40%
(6) Tangible common equity to tangible asset ratio (non-GAAP)	10.53%	9.84%
Book value per share	$15.21	$14.51
(7) Tangible book value per share (non-GAAP)	$13.08	$12.32
Shares outstanding	18,309,282	17,940,283

Results of Operations
Net Income
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Net income for the three months ended September 30, 2023 was $6.6 million, or $0.35 per diluted share, compared to $6.7 million or $0.36 per diluted share in the prior quarter. The $162 thousand decrease in net income from the prior quarter was primarily due to a $165 thousand decrease in net interest income, a $281 thousand decrease in noninterest income, and a $174 thousand increase in noninterest expense, partially offset by an $81 thousand decrease in the provision for credit losses. Pre-tax, pre-provision income for the three months ended September 30, 2023 was $9.3 million, a decrease of $620 thousand, or 6.3% compared to pre-tax, pre-provision income of $9.9 million for the three months ended June 30, 2023.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net income for the three months ended September 30, 2023 was $6.6 million, or $0.35 per diluted share, compared to a net income of $6.9 million, or $0.38 per diluted share for the same 2022 period. The $373 thousand decrease in net income from the three months ended September 30, 2022 was primarily due to a $525 thousand decrease in net interest income, a $1.6 million increase in noninterest expense and a $330 thousand increase in income taxes, partially offset by a $1.7 million decrease in the provision for credit losses. Net income for the three months ended September 30, 2022 included the final loss settlement of of certain legal matters primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank, partially offset by costs related to an employment settlement resulting in recognized aggregate net settlement of $975 thousand, and a $768 thousand loss on the sale of an industrial building that came with the acquisition of Bank of Santa Clarita in 2021. Pre-tax, pre-provision income for the three months ended September 30, 2023 was $9.3 million, a decrease of $1.7 million, or 15.5% compared to pre-tax, pre-provision income of $11.0 million for the same 2022 period.

Nine Months Ended September 30, 2023 Compared to September 30, 2022
Net income for the nine months ended September 30, 2023 was $21.5 million, or $1.15 per diluted share, compared to $7.6 million, or $0.42 per diluted share for the nine months ended September 30, 2022. The $13.9 million increase in net income from the prior year was primarily due to a $9.1 million increase in net interest income, a $5.1 million decrease in the provision for credit losses, and a $6.0 million decrease in noninterest expense, partially offset by a $6.3 million increase in income taxes. Net income for the nine months ended September 30, 2022 included the final loss settlement of of certain legal matters primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank and costs related to an employment settlement resulting in recognized aggregate net losses of $5.5 million, partially offset by a $768 thousand loss on the sale of an industrial building that came with the acquisition of Bank of Santa Clarita in 2021. Pre-tax, pre-provision income for the nine months ended September 30, 2023 was $30.7 million, an increase of $15.1 million, or 96.6% compared to pre-tax, pre-provision income of $15.6 million for the nine months ended September 30, 2022.
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
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,924,384	$28,977	5.97%	$1,900,033	$27,987	5.91%	$1,786,862	$22,907	5.09%
Taxable debt securities	111,254	942	3.36%	106,208	833	3.15%	109,886	636	2.30%
Tax-exempt debt securities (2)	59,630	359	3.02%	70,470	456	3.29%	73,750	483	3.29%
Deposits in other financial institutions	50,367	681	5.36%	42,770	537	5.04%	96,504	528	2.17%
Fed funds sold/resale agreements	20,653	283	5.44%	17,639	228	5.18%	103,515	598	2.29%
Restricted stock investments and other bank stock	16,365	242	5.87%	16,039	219	5.48%	14,855	211	5.64%
Total interest-earning assets	2,182,653	31,484	5.72%	2,153,159	30,260	5.64%	2,185,372	25,363	4.60%
Total noninterest-earning assets	131,288			133,716			141,467
Total assets	$2,313,941			$2,286,875			$2,326,839

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$353,714	$1,706	1.91%	$308,863	$1,279	1.66%	$226,394	$54	0.09%
Money market and savings accounts	675,609	4,216	2.48%	662,487	3,451	2.09%	699,276	1,097	0.62%
Time deposits	183,745	1,867	4.03%	175,161	1,531	3.51%	95,028	155	0.65%
Total interest-bearing deposits	1,213,068	7,789	2.55%	1,146,511	6,261	2.19%	1,020,698	1,306	0.51%
Borrowings:
FHLB advances	11,731	163	5.51%	22,791	302	5.31%	—	—	—%
Subordinated debt	17,830	271	6.03%	17,806	271	6.10%	17,735	271	6.06%
Total borrowings	29,561	434	5.82%	40,597	573	5.66%	17,735	271	6.06%
Total interest-bearing liabilities	1,242,629	8,223	2.63%	1,187,108	6,834	2.31%	1,038,433	1,577	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	768,148			805,553			1,012,619
Other liabilities	25,722			22,727			26,287
Shareholders’ equity	277,442			271,487			249,500
Total Liabilities and Shareholders’ Equity	$2,313,941			$2,286,875			$2,326,839
Net interest spread			3.09%			3.33%			4.00%
Net interest income and margin(4)		$23,261	4.23%		$23,426	4.36%		$23,786	4.32%
Cost of deposits(5)	$1,981,216	$7,789	1.56%	$1,952,064	$6,261	1.29%	$2,033,317	$1,306	0.25%
Cost of funds(6)	$2,010,777	$8,223	1.62%	$1,992,661	$6,834	1.38%	$2,051,052	$1,577	0.31%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $550 thousand, $390 thousand and $656 thousand for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 38.77%, 41.27% and 49.80% of average total deposits for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.
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

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,906,327	$83,983	5.89%	$1,669,962	$60,585	4.85%
Taxable debt securities	104,881	2,506	3.19%	94,385	1,366	1.93%
Tax-exempt debt securities (2)	68,043	1,302	3.24%	48,537	884	3.08%
Deposits in other financial institutions	43,629	1,675	5.13%	267,650	1,160	0.58%
Fed funds sold/resale agreements	21,182	798	5.04%	64,072	753	1.57%
Restricted stock investments and other bank stock	15,774	689	5.84%	14,596	684	6.27%
Total interest-earning assets	2,159,836	90,953	5.63%	2,159,202	65,432	4.05%
Total noninterest-earning assets	133,224			139,533
Total assets	$2,293,060			$2,298,735

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$290,326	$3,301	1.52%	$209,660	$191	0.12%
Money market and savings accounts	674,452	10,254	2.03%	687,557	1,506	0.29%
Time deposits	170,620	4,373	3.43%	93,071	334	0.48%
Total interest-bearing deposits	1,135,398	17,928	2.11%	990,288	2,031	0.27%
Borrowings:
FHLB advances	16,282	632	5.19%	—	—	—%
Subordinated debt	17,807	814	6.11%	17,711	814	6.14%
Junior subordinated debentures	—	—	—%	1,656	70	5.65%
Total borrowings	34,089	1,446	5.67%	19,367	884	6.10%
Total interest-bearing liabilities	1,169,487	19,374	2.21%	1,009,655	2,915	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	829,082			1,018,889
Other liabilities	24,086			21,628
Shareholders’ equity	270,405			248,563
Total Liabilities and Shareholders’ Equity	$2,293,060			$2,298,735
Net interest spread			3.42%			3.66%
Net interest income and margin (4)		$71,579	4.43%		$62,517	3.87%
Cost of deposits (5)	$1,964,480	$17,928	1.22%	$2,009,177	$2,031	0.14%
Cost of funds (6)	$1,998,569	$19,374	1.30%	$2,028,544	$2,915	0.19%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $1.5 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 42.20%, and 50.71% of average total deposits for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30, 2023 vs. June 30, 2023			Three Months Ended September 30, 2023 vs. September 30, 2022			Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$686	$304	$990	$1,877	$4,193	$6,070	$8,925	$14,473	$23,398
Taxable debt securities	50	59	109	8	298	306	167	973	1,140
Tax-exempt debt securities	(53)	(44)	(97)	(77)	(47)	(124)	359	59	418
Deposits in other financial institutions	107	37	144	(343)	496	153	(1,706)	2,221	515
Fed fund sold/resale agreements	43	12	55	(721)	406	(315)	(762)	807	45
Restricted stock investments and other bank stock	8	15	23	22	9	31	52	(47)	5
Total interest-earning assets	841	383	1,224	766	5,355	6,121	7,035	18,486	25,521

Interest-bearing liabilities:
Interest-bearing NOW accounts	216	211	427	47	1,605	1,652	101	3,009	3,110
Money market and savings accounts	107	658	765	(38)	3,157	3,119	(28)	8,776	8,748
Time deposits	74	262	336	227	1,485	1,712	691	3,348	4,039
Total interest-bearing deposits	397	1,131	1,528	236	6,247	6,483	764	15,133	15,897
Borrowings:
FHLB advances	(150)	11	(139)	—	163	163	632	—	632
Subordinated debt	3	(3)	—	(1)	1	—	4	(4)	—
Junior subordinated debentures	—	—	—	—	—	—	(35)	(35)	(70)
Total borrowings	(147)	8	(139)	(1)	164	163	601	(39)	562
Total interest-bearing liabilities	250	1,139	1,389	235	6,411	6,646	1,365	15,094	16,459
Net interest income	$591	$(756)	$(165)	$531	$(1,056)	$(525)	$5,670	$3,392	$9,062

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Net interest income for the three months ended September 30, 2023 was $23.3 million, compared to $23.4 million in the prior quarter. The $165 thousand decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, partially offset by higher average balances and yields on interest-earning assets.
Net interest margin for the three months ended September 30, 2023 was 4.23%, compared with 4.36% in the prior quarter. The decrease was primarily related to a 24 basis point increase in the cost of funds, partially offset by a 8 basis point increase in the total average interest-earning assets yield, the result of higher market interest rates and a change in our interest-earning asset mix. The yield on total average earning assets during the three months ended September 30, 2023 was 5.72%, compared with 5.64% in the prior quarter. The yield on average total loans during the three months ended September 30, 2023 was 5.97%, an increase of 6 basis points from 5.91% in the prior quarter. The yield on average total loans during the three months ended September 30, 2023 included the impact of the reversal of a non-accrual loan's interest income of $264 thousand, which decreased the overall loan yield by 5 basis points.
During the three months ended September 30, 2023, total interest income increased by $1.2 million to $31.5 million, comprised primarily of a $990 thousand increase in loan interest income and a $222 thousand increase in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors, including higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates, partially offset by the reversal of a non-accrual loan's interest income of $264 thousand. Average interest-earning assets increased $29.5 million, resulting from a $24.4 million increase in total average loans, a $7.6 million increase in average deposits in other financial institutions, a $3.0 million increase in average Fed funds sold/resale agreements, and a $326 thousand increase in average restricted stock investments and other bank stock, partially offset by a $5.8 million decrease in total average debt securities.
During the three months ended September 30, 2023, total interest expense increased by $1.4 million to $8.2 million, comprised primarily of a $1.5 million increase in interest on deposits in response to increases in target Fed fund rates and market interest rates, increased competition for deposit balances and changes in deposit mix, coupled with the increase in average balances compared to the prior quarter.
Total cost of funds for the three months ended September 30, 2023 was 1.62%, an increase of 24 basis points from 1.38% in the prior quarter. The increase was primarily driven by a 36 basis point increase in the cost of interest-bearing deposits, a 20 basis point increase in the cost of FHLB borrowings, an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $37.4 million to $768.1 million and represented 38.8% of total average deposits during the three months ended September 30, 2023, compared with $805.6 million and 41.3%, respectively, for the prior quarter; average interest-bearing deposits increased $66.6 million to $1.21 billion during the three months ended September 30, 2023. The total cost of deposits during the three months ended September 30, 2023 was 156 basis points, an increase of 27 basis points from 129 basis points in the prior quarter.
Average total borrowings decreased $11.0 million to $29.6 million for the three months ended September 30, 2023 resulting primarily from a decrease of $11.1 million in average FHLB advances. The average cost of total borrowings was 5.82% for the three months ended September 30, 2023, a 16 basis point increase from 5.66% in the prior quarter.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net interest income for the three months ended September 30, 2023 was $23.3 million, compared to $23.8 million for the three months ended September 30, 2022. The $525 thousand decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, partially offset by higher average balances and yields on interest-earning assets.
Net interest margin for the three months ended September 30, 2023 was 4.23%, compared with 4.32% for the same 2022 period. The 9 basis point decrease was primarily related to a 131 basis point increase in the cost of funds, partially offset by a 112 basis point increase in the total average interest-earning assets yield resulting from higher market interest rates and a change in our average interest-earning asset mix. The yield on total average earning assets during the three months ended September 30, 2023 was 5.72%, compared with 4.60% for the same 2022 period. The yield on average loans during the three months ended September 30, 2023 was 5.97%, an increase of 88 basis points from 5.09% for the same 2022 period.
During the three months ended September 30, 2023, total interest income increased $6.1 million, comprised of a $6.1 million increase in total loan interest income, and a $182 thousand increase in total debt securities income, partially offset by a $131 thousand decrease interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors: higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets decreased $2.7 million, resulting primarily from a $46.1 million decrease in average deposits in other financial institutions, a $82.9 million decrease in average Fed fund sold/resale agreements, and a $12.8 million decrease in total average debt securities, partially offset by a $137.5 million increase in average total loans.
During the three months ended September 30, 2023, total interest expense increased by $6.6 million to $8.2 million, comprised primarily of a $6.5 million increase in interest on deposits due to increases in target Fed fund rates, coupled with the increase in average interest-bearing liabilities balances between periods.
Total cost of funds for the three months ended September 30, 2023 was 1.62%, an increase of 131 basis points from 0.31% for the same 2022 period. The increase was primarily driven by a 204 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $244.5 million to $768.1 million and represented 38.8% of total average deposits for the three months ended September 30, 2023, compared with $1.01 billion and 49.8%, respectively, for the same 2022 period; average interest-bearing deposits increased $192.4 million to $1.21 billion during the three months ended September 30, 2023. The total cost of deposits for the three months ended September 30, 2023 was 1.56%, up 131 basis points from 0.25% for the same 2022 period.
Average total borrowings increased $11.8 million to $29.6 million for the three months ended September 30, 2023 resulting from a $11.7 million increase in average FHLB advances. The average cost of total borrowings was 5.82% for the three months ended September 30, 2023, a 24 basis point decrease from 6.06% for the same 2022 period.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net interest income for the nine months ended September 30, 2023 was $71.6 million, compared to $62.5 million for the nine months ended September 30, 2022. The increase was primarily due to a $25.5 million increase in total interest income, partially offset by a $16.5 million increase in total interest expense. During the nine months ended September 30, 2023, total loan interest income increased $23.4 million, total debt securities income increased $1.6 million, and interest and dividend income from other financial institutions increased $565 thousand. The increase in interest income was due to a number of factors: higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $634 thousand, resulting from a $236.4 million increase in average total loans, and a $30.0 million increase in total average debt securities, partially offset by a $224.0 million decrease in average deposits in other financial institutions, and a $42.9 million decrease in average Fed funds sold/resale agreements.

During the nine months ended September 30, 2023, total interest expense increased by $16.5 million to $19.4 million, comprised primarily of a $15.9 million increase in interest on average interest-bearing deposits due to increases in target Fed fund rates, coupled with the increase in average interest-bearing liabilities balances between periods.
Net interest margin for the nine months ended September 30, 2023 was 4.43%, compared with 3.87% for the nine months ended September 30, 2022. The increase was primarily related to a 158 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix, partially offset by a 111 basis point increase in the cost of funds. The yield on total earning assets during the nine months ended September 30, 2023 was 5.63%, compared with 4.05% for the nine months ended September 30, 2022. The yield on average total loans during the nine months ended September 30, 2023 was 5.89%, a 104 basis points increase from 4.85% for the nine months ended September 30, 2022.
Total cost of funds for the nine months ended September 30, 2023 was 1.30%, an increase of 111 basis points from 0.19% for the nine months ended September 30, 2022. The increase was primarily driven by a 184 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $189.8 million to $829.1 million and represented 42.2% of total average deposits for the nine months ended September 30, 2023, compared with $1.02 billion and 50.7%, respectively, for the same 2022 period; average interest-bearing deposits increased $145.1 million to $1.14 billion during the nine months ended September 30, 2023. The total cost of deposits for the nine months ended September 30, 2023 was 1.22%, up 108 basis points from 0.14% for the same 2022 period.
Average total borrowings increased $14.7 million to $34.1 million for the nine months ended September 30, 2023 resulting primarily from a $16.3 million increase in average FHLB advances, partially offset by a $1.7 million decrease in average junior subordinated debentures from early extinguishment during the nine months ended September 30, 2022. The average cost of total borrowings was 5.67% for the nine months ended September 30, 2023, a 43 basis points decrease from 6.10% for the same 2022 period.

Provision for Credit Losses
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
We recorded a reversal of provision for credit losses of $96 thousand under the CECL model, compared to a reversal of provision for credit losses of $15 thousand in the prior quarter. The reversal of provision for credit losses included a $298 thousand negative provision for unfunded commitments primarily due to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $33.2 million to $490.4 million at September 30, 2023 from $523.6 million at June 30, 2023. The provision for credit losses for the loan portfolio for the three months ended September 30, 2023 was $202 thousand, an increase of $82 thousand from $120 thousand in the prior quarter. The increase was driven by our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, and an increase in total loan balances, partially offset by a decrease in special mention and substandard accruing loans and changes in the portfolio mix. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and we believe it is appropriately provisioned for the current environment.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
We recorded a reversal of provision for credit losses of $96 thousand under the CECL model, compared to a provision for credit losses of $1.6 million for the same 2022 period under the incurred loss model. The

$1.6 million provision for credit losses in the prior year was primarily due to strong organic loan growth, which resulted in a $76.7 million increase in total loans.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
We recorded a provision of credit losses of $91 thousand under the CECL model during the nine months ended September 30, 2023, compared to $5.2 million using the incurred loss model for the prior year. The provision expense for the first nine months of 2023 was driven primarily by loan growth, as well as the impact of macroeconomic uncertainties, partially offset by a decrease in provision expense for the unfunded commitments due to the impact of lower unfunded loan commitments. The provision expense for the first nine months of 2022 was primarily driven by a strong organic loan growth, which resulted in a $344.5 million increase in total loans.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service charges and fees on deposit accounts	$286	$333	$272	$881	$736
Interchange and ATM income	184	197	196	558	604
(Loss) gain on sale of loans	(54)	77	240	831	1,056
Income from bank-owned life insurance	238	232	222	693	1,269
Servicing and related income on loans, net	61	87	45	223	139
Gain on sale of debt securities	—	34	—	34	—
Loss on sale and disposal of fixed assets	—	—	(768)	—	(768)
Other charges and fees	100	136	151	261	451
Total noninterest income	$815	$1,096	$358	$3,481	$3,487
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Total noninterest income during the three months ended September 30, 2023 was $815 thousand, a decrease of $281 thousand compared to total noninterest income of $1.1 million in the prior quarter. The decrease was due primarily to lower deposit-related fees, a loss recognized related to sale of loans, the prior quarter including a gain on sale of available-for-sale debt securities for which there was no similar activity in the third quarter of 2023, and lower other charges and fees during the three months ended September 30, 2023.
Deposit-related fees, which include service charges and fees on deposit accounts and interchange and ATM income totaled $470 thousand, a decrease of $60 thousand, compared to $530 thousand in the prior quarter. The decrease was primarily due to lower analysis charges for certain deposit accounts.
Loss on sale of loans was $54 thousand during the three months ended September 30, 2023, compared to a gain of $77 thousand during the prior quarter. In the third quarter of 2023, the Company recorded a loss on sale of loans of $54 thousand related to a guaranty denial from the U.S. Small Business Administration for an SBA 7A loan that defaulted in 2017 and settled in 2020. There were no SBA 7(a) loan sales during the three months ended September 30, 2023. During the prior quarter there were two SBA loans sold with a net carrying value of $1.0 million, resulting in a gain of $77 thousand, at an average premium of 7.71%.

During the three months ended September 30, 2023, there were no sales of available-for-sale debt securities, compared to $17.1 million of available-for-sale debt securities sold during the prior quarter in order to reposition our portfolio mix to protect us from the changing interest rate environment of which we recorded a $34 thousand gain.
Other charges and fees during the three months ended September 30, 2023 was $100 thousand, a decrease of $36 thousand compared to $136 thousand in the prior quarter. The decrease was due primarily to lower income from equity investments.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Total noninterest income during the three months ended September 30, 2023 was $815 thousand, an increase of $457 thousand compared to total noninterest income of $358 thousand for the same 2022 period. The increase was due primarily to the prior period including a loss on sale and disposal of fixed assets; there was no comparable transaction in the third quarter of 2023, partially offset by lower gain on sale of loans.
Loss on sale of loans was $54 thousand during the three months ended September 30, 2023, compared to a gain of $240 thousand for the same 2022 period. The $294 thousand decrease was primarily due to the Company recording a loss of $54 thousand related to a guaranty denial from the U.S. Small Business Administration for an SBA 7A loan that defaulted in 2017 and settled in 2020. There were no SBA 7(a) loan sales during the three months ended September 30, 2023, compared to three SBA loans sold with a net carrying value of $3.7 million, resulting in a gain of $240 thousand, at an average premium of 6.54% during the three months ended September 30, 2022.
During the three months ended September 30, 2022, we recorded a $768 thousand loss on sale of a building and related fixed assets that were acquired as part of the Bank of Santa Clarita acquisition in 2021; there was no comparable transaction in the current quarter.
Other charges and fees during the three months ended September 30, 2023 was $100 thousand, a decrease of $51 thousand compared to $151 thousand for the same 2022 period. The decrease was due primarily to lower income from equity investments.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Total noninterest income during the nine months ended September 30, 2023 was $3.5 million, a decrease of $6 thousand compared to total noninterest income of $3.5 million in the prior year. The decrease was due primarily to lower gains on sale of loans, lower income from bank-owned life insurance, and lower other charges and fees, partially offset by higher deposit-related fees, higher servicing and related income on loans, and the previous year including a loss on sale and disposal of fixed assets.
Gain on sale of loans was $831 thousand during the nine months ended September 30, 2023, compared to $1.1 million for the same 2022 period. The $225 thousand decrease was primarily due to the SBA 7(a) loan sales during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, loan sales related to nine SBA loans with a net carrying value of $10.9 million, resulted in a gain of $874 thousand, at an average premium of 8.0% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. These gains were partially offset by the $54 thousand loss related to a guaranty denial from the U.S. Small Business Administration for an SBA 7A loan that defaulted in 2017 and settled in 2020. In the prior year, we sold 13 SBA 7(a) loans with a net carrying value of $14.9 million, resulting in a gain on sale of $1.0 million at an average premium of 6.71%, and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the nine months ended September 30, 2022.
Income from bank-owned life insurance was $693 thousand during the nine months ended September 30, 2023, compared to $1.3 million for the same 2022 period. The $576 thousand decrease between periods primarily related to a $621 thousand death benefit income realized for the nine months ended September 30, 2022. There was no comparable income realized in 2023.
Deposit-related fees was $1.4 million during the nine months ended September 30, 2023, an increase of $99 thousand from $1.3 million for the same 2022 period. The increase in fees was due primarily to higher analysis charges for certain deposit accounts.
Servicing and related income on loans was $223 thousand during the nine months ended September 30, 2023, compared to $139 thousand for the same 2022 period. The $84 thousand increase was primarily due to higher net servicing fee income of the related servicing asset during the nine months ended September 30, 2023. Our average SBA loan servicing portfolio was $647 thousand for the nine months ended September 30, 2023 compared to $255 thousand for the same 2022 period. The increase in our average SBA loan servicing portfolio primarily related higher volume of loan sales servicing retained during the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, we recorded a $768 thousand loss on sale of a building and related fixed assets that were acquired as part of the Bank of Santa Clarita acquisition in 2021; there was no comparable transaction in the current year.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Salaries and employee benefits	$9,736	$9,674	$8,878	$29,651	$28,435
Occupancy and equipment	1,579	1,527	1,610	4,553	4,752
Data processing and communications	1,144	1,176	1,008	3,376	3,520
Legal, audit and professional	598	667	885	2,050	2,110
Regulatory assessments	369	367	445	1,188	1,205
Director and shareholder expenses	215	214	311	642	727
Merger and related expenses	—	—	117	—	1,185
Core deposit intangible amortization	128	90	100	309	298
Litigation settlements, net	—	—	(975)	—	5,525
Other expenses	1,012	892	771	2,638	2,653
Total noninterest expense	$14,781	$14,607	$13,150	$44,407	$50,410
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Total noninterest expense during the three months ended September 30, 2023 was $14.8 million, an increase of $174 thousand compared with total noninterest expense of $14.6 million in the prior quarter. The increase was primarily due to increases in salaries and employee benefits and other expenses, partially offset by lower legal, audit and professional fees.
Salaries and employee benefits were $9.7 million during the three months ended September 30, 2023, compared to $9.7 million in the prior quarter. The $62 thousand increase in salaries and benefits was due primarily to a decrease in deferred loan origination costs resulting from lower loan growth during the three months ended September 30, 2023, partially offset by a decrease in payroll taxes and benefits expense.

Legal, audit and professional expenses were $598 thousand during the three months ended September 30, 2023, compared to $667 thousand during the prior quarter. The $69 thousand decrease was due primarily to a decrease in legal and consulting expenses.
Other expenses were $1.0 million during the three months ended September 30, 2023, compared to $892 thousand in the prior quarter. The $120 thousand increase in other expense was primarily due to an increase in sundry losses resulting from the recoveries of affidavits of forgery that were recorded in the second quarter of 2023. There were no such recoveries in the current quarter.
Our efficiency ratio for the three months ended September 30, 2023 was 61.4%, compared to 59.6% for the three months ended June 30, 2023.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Total noninterest expense during the three months ended September 30, 2023 was $14.8 million, an increase of $1.6 million compared with total noninterest expense of $13.2 million for the same 2022 period. The increase was primarily due to increases in salaries and employee benefits, data processing and communications and other expense, partially offset by lower legal, audit and professional costs, regulatory assessments, merger and related expenses, and litigation settlements, net.
Salaries and employee benefits were $9.7 million during the three months ended September 30, 2023, compared to $8.9 million for the same 2022 period. The $858 thousand increase in salaries and benefits was due primarily to an increase in salary expense attributable mostly to headcount growth and a decrease in deferred loan origination costs resulting from slower loan growth during 2023, partially offset by a decrease in incentive expenses.
Data processing and communications expenses were $1.1 million during the three months ended September 30, 2023, compared to $1.0 million for the same 2022 period. The $136 thousand increase in data processing was due primarily to higher data processing related to increases in transaction volume from organic growth and enhancing automation, and network expense associated with equipment and service contracts for new and upgraded technology, and enhancement of information security.
Legal, audit and professional expenses were $598 thousand during the three months ended September 30, 2023, compared to $885 thousand for the same 2022 period. The $287 thousand decrease was due primarily to a decrease in legal expenses related to the litigation settlement in the prior year.
There were no merger and related expenses during the three months ended September 30, 2023, compared to $117 thousand for the same 2022 period. The $117 thousand decrease was mainly due to the completion of core system conversion related to the acquisition of Bank of Santa Clarita in the prior year.
During the three months ended September 30, 2022, we had favorable settlements of certain legal matters primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank. The favorable settlement resulted in the partial reversal of the accrual related to this litigation, partially offset by costs related to an employment settlement. There was no comparable transaction during the three months ended September 30, 2023.
Other expenses were $1.0 million during the three months ended September 30, 2023, compared to $771 thousand for the same 2022 period. The $241 thousand increase was due primarily to an increase in loan related expense, an increase in customer service related expense, partially offset by the decrease in sundry losses related to affidavits of forgery during the three months ended September 30, 2023.
Our efficiency ratio for the three months ended September 30, 2023 was 61.4%, compared to 54.5% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Total noninterest expense during the nine months ended September 30, 2023 was $44.4 million, a decrease of $6.0 million compared with total noninterest expense of $50.4 million for the same 2022 period. The decrease was primarily due to decreases in litigation settlements, net, merger and related expenses, occupancy and equipment, and data processing and communications, partially offset by increases in salaries and employee benefits.
Salaries and employee benefits were $29.7 million during the nine months ended September 30, 2023, compared to $28.4 million during the prior year. The $1.2 million increase in salaries and benefits was due primarily to the accelerated stock compensation expense resulting from the vesting of performance-based restricted stock units of $632 thousand recorded during the nine months ended September 30, 2023, coupled with a decrease in deferred loan origination costs resulting from slower loan growth during 2023, partially offset by a decrease in bonus and incentive expenses.
Occupancy and equipment expenses were $4.6 million during the nine months ended September 30, 2023, compared to $4.8 million in the prior year. The $199 thousand decrease was due primarily to the prior year including a $136 thousand pre-tax impairment charge for the right-of-use asset. There was no comparable expense during the nine months ended September 30, 2023.
Data processing and communications expenses were $3.4 million during the nine months ended September 30, 2023, compared to $3.5 million during the prior year. The $144 thousand decrease in data processing was due primarily to the completion of the core system conversion for the legacy bank in March 2022 and Bank of Santa Clarita in April 2022.
There were no merger and related expenses during the nine months ended September 30, 2023, compared to $1.2 million for the same 2022 period. The $1.2 million decrease was due primarily to the prior year including $682 thousand related to the completion of the acquisition of Bank of Santa Clarita, and $442 thousand related to the completion of the core system conversion for the legacy bank.
During the nine months ended September 30, 2022, we had settlements of certain legal matters primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank and costs related to an employment settlement resulting in recognized aggregate net losses of $5.5 million. There was no similar activity during the nine months ended September 30, 2023.
Our efficiency ratio for the nine months ended September 30, 2023 and 2022 was 59.2% and 76.4%, respectively.

Income Taxes
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Income tax expense during the three months ended September 30, 2023 was $2.8 million, compared to $3.2 million in the prior quarter. The effective rate was 30.2% during the three months ended September 30, 2023, compared to 32.3% for the prior quarter. The decrease in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time, and other deferred tax related adjustments.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Income tax expense for the three months ended September 30, 2023 was $2.8 million, compared to $2.5 million for the same 2022 period. The effective rate was 30.2% during the three months ended September 30, 2023, compared to 26.6% for the same 2022 period. The increase in effective tax rate between periods was primarily due to the impact of the vesting and exercise of equity awards combined with changes in the Company’s stock price over time and the 2022 period including higher tax benefits associated with bank owned life insurance (“BOLI”) death benefits.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Income tax expense for the nine months ended September 30, 2023 was $9.1 million, compared $2.7 million for the same 2022 period. The effective rate was 29.7% during the nine months ended September 30, 2023, compared to 26.5% for the same 2022 period. The increase in effective tax rate between periods was primarily due to higher income before income taxes, coupled with lower tax benefits associated with BOLI death benefits, partially offset by higher tax benefits associated with share-based compensation arrangements.

Financial Condition
Summary
Total assets at September 30, 2023 were $2.31 billion, an increase of $29.7 million from $2.28 billion at December 31, 2022. The increase in total assets was primarily related to a $8.4 million increase in cash and cash equivalents, a $27.2 million increase in loans held for investment, net (including ACL), a $1.5 million increase in restricted stock, and a $1.4 million increase in right of use asset, partially offset by a $1.0 million decrease in total debt securities, a $4.2 million decrease in loans held for sale, and a $5.0 million decrease in accrued interest receivable and other assets.
Total liabilities were $2.04 billion at September 30, 2023, an increase of $11.5 million from December 31, 2022. The increase in total liabilities was driven by a $52.0 million increase in total deposits, and a $1.6 million increase in operating lease liability, partially offset by a $41.9 million decrease in borrowings. Shareholders’ equity was $278.6 million at September 30, 2023, an increase of $18.2 million from $260.4 million at December 31, 2022. The increase in shareholders’ equity was driven by $21.5 million of net income generated during the nine months ended September 30, 2023, $3.8 million related to share-based compensation activity, partially offset by a $3.9 million net reduction related to the adoption of CECL, and a $2.8 million increase in net of tax unrealized losses on available-for-sale debt securities during the period.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $165.5 million and $166.5 million at September 30, 2023 and December 31, 2022, respectively. Our held-to-maturity debt securities and available-for-sale debt securities represented 2.32% and 4.83%, respectively, of total assets at September 30, 2023, compared to 2.36% and 4.93%, respectively, at December 31, 2022.
During the three and nine months ended September 30, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2023, held-to-maturity debt securities with an amortized cost of $53.7 million were pledged to the Federal Reserve Bank as collateral for a $42.3 million line of credit. There were no debt securities pledged at December 31, 2022.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Taxable municipals	$551	$—	$(102)	$449
Tax exempt bank-qualified municipals	53,148	—	(8,373)	44,775
	$53,699	$—	$(8,475)	$45,224

December 31, 2022
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906
At September 30, 2023, we had 61 held-to-maturity debt securities with fair values totaling $45.2 million with pre-tax unrealized losses of $8.5 million, compared to $47.9 million with pre-tax unrealized losses of $6.0 million at December 31, 2022. The effective duration of this portfolio was 6.13 years and 6.35 years at September 30, 2023 and December 31, 2022, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At September 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $449 thousand, and $44.8 million, respectively. At September 30, 2023, the total held-to-maturity debt securities rated AA and above was $42.2 million and rated AA- was $3.0 million. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of September 30, 2023.
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
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$50,359	$—	$(5,988)	$44,371
SBA securities	6,275	5	(135)	6,145
U.S. Treasury	6,592	—	(720)	5,872
U.S. Agency	7,022	—	(847)	6,175
Collateralized mortgage obligations	45,313	16	(4,700)	40,629
Taxable municipal	2,765	—	(182)	2,583
Tax exempt bank-qualified municipals	6,637	—	(572)	6,065

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	$124,963	$21	$(13,144)	$111,840

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580
Available-for-sale debt securities were $111.8 million at September 30, 2023, a decrease of $740 thousand, from $112.6 million at December 31, 2022. The decrease was primarily due to sales of $17.1 million, principal reductions and amortization of discounts and premiums aggregating to $6.7 million, and negative fair value market adjustments of $4.1 million, partially offset by purchases of $28.7 million.
At September 30, 2023, we had 93 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $121.9 million and $108.7 million, respectively, with pre-tax unrealized losses of $13.1 million, compared to 88 available-for-sale debt securities with an amortized cost basis and fair value of $106.3 million and $97.0 million, respectively with pre-tax unrealized holding losses of $9.3 million at December 31, 2022. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.81 years and 4.56 years at September 30, 2023 and December 31, 2022, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
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
The increase in unrealized losses was primarily attributable to interest rate movement driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, municipals are issued, guaranteed, or supported by the U.S. government, and historically have had no credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At September 30, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $2.6 million, and $6.1 million, respectively. These available-for-sale debt securities rated AA and above totaled $7.1 million and rated below AA totaled $1.6 million at September 30, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of September 30, 2023.
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
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of September 30, 2023 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$520	$507	3.00%
Due after one year through five years	—	—	—%	18,189	16,860	2.01%
Due after five years through ten years	12,934	11,279	2.26%	23,897	20,541	2.49%
Due after ten years	40,765	33,945	2.28%	82,357	73,932	3.46%
	$53,699	$45,224	2.28%	$124,963	$111,840	3.06%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of September 30, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$551	2.30%	$—	—%	$551	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	12,383	2.26%	40,765	2.28%	53,148	2.28%
Total	$—	—%	$—	—%	$12,934	2.26%	$40,765	2.28%	$53,699	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of September 30, 2023, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$855	1.53%	$9,155	1.82%	$34,361	3.57%	$44,371	3.14%
SBA securities	—	—%	603	6.16%	5,325	4.31%	217	6.81%	6,145	4.58%
U.S. Treasury	—	—%	3,545	1.71%	2,327	0.94%	—	—%	5,872	1.38%
U.S. Agency	—	—%	4,600	1.34%	1,575	2.05%	—	—%	6,175	1.54%
Collateralized mortgage obligations	—	—%	4,004	1.68%	1,267	4.50%	35,358	3.32%	40,629	3.20%
Taxable municipals	507	3.00%	1,686	3.83%	390	1.72%	—	—%	2,583	3.28%
Tax exempt bank-qualified municipals	—	—%	1,567	2.42%	502	3.63%	3,996	3.71%	6,065	3.37%
Total	$507	3.00%	$16,860	2.01%	$20,541	2.49%	$73,932	3.46%	$111,840	3.06%

Loans Held for Sale
Loans held for sale consist of SBA 7(a) loans originated and held for sale in the secondary market. At September 30, 2023, loans held for sale totaled $4.8 million, compared to $9.0 million loans held for sale at December 31, 2022. Loans held for sale at September 30, 2023 are expected to be sold in the secondary market in the fourth quarter of 2023.
During the nine months ended September 30, 2023, we originated $3.0 million of SBA 7(a) loans. During the nine months ended September 30, 2023, loan sales related to nine SBA loans with a net carrying value of $10.9 million, resulted in a gain of $874 thousand, at an average premium of 8.01% and one nonaccrual 1-4 family residential loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to thirteen SBA loans sold with a net carrying value of $14.9 million resulting in a gain on sale of $1.0 million, at an average premium of 6.71%, and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the nine months ended September 30, 2022.
Loans Held for Investment
The composition of our loan portfolio at September 30, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	September 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Construction and land development	$237,320	12.3%	$239,067	12.6%
Real estate - other:
1-4 family residential	141,668	7.3%	144,322	7.6%
Multifamily residential	218,170	11.3%	218,606	11.5%
Commercial real estate and other	1,019,647	52.8%	958,676	50.5%
Commercial and industrial(1)	310,990	16.1%	331,644	17.5%
Consumer	2,756	0.2%	5,458	0.3%
Loans(2)	1,930,551	100.0%	1,897,773	100.0%
Allowance for loan losses	(22,705)		(17,099)
Net loans	$1,907,846	100.0%	$1,880,674	100.0%
(1)Includes Paycheck Protection Program (“PPP”) loans at net amortized amount of $1.5 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively.
(2)Loans held for investment includes net unearned fees of $2.5 million and $3.3 million and net unearned discounts of $1.5 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively.

Total loans held for investment were $1.93 billion, or 83.4% of total assets, at September 30, 2023, an increase of $32.8 million from $1.90 billion, or 83.1% of total assets, at December 31, 2022. The change during the nine months ended September 30, 2023, was due primarily to originations of $177.2 million, partially offset by payoffs and net paydowns of $145.6 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $56.1 million to $1.62 billion at September 30, 2023. The increase in loans secured by real estate was primarily driven by a $61.0 million increase in CRE and other loans, partially offset by a $1.7 million decrease in construction and land development loans, a $2.7 million decrease in 1-4 family residential loans, and a $436 thousand decrease in multifamily residential loans.
Commercial and industrial loans were $311.0 million at September 30, 2023, a decrease of $20.7 million from $331.6 million at December 31, 2022. The decrease in C&I loans was primarily attributable to net paydowns and payoffs totaling $102.3 million, partially offset by originations of $81.3 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at September 30, 2023:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$149,024	$86,237	$2,059	$—	$237,320
Real estate - other:
1-4 family residential	35,869	34,853	48,029	22,917	141,668
Multifamily residential	30,037	73,803	93,666	20,664	218,170
Commercial real estate and other	63,455	248,090	625,726	82,376	1,019,647
Commercial and industrial	148,577	112,268	50,141	4	310,990
Consumer	2,592	157	4	3	2,756
	$429,554	$555,408	$819,625	$125,964	$1,930,551

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at September 30, 2023:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$13,845	$74,451	$88,296
Real estate - other:
1-4 family residential	34,598	71,201	105,799
Multifamily residential	90,642	97,491	188,133
Commercial real estate and other	339,044	617,148	956,192
Commercial and industrial	71,533	90,880	162,413
Consumer	162	2	164
	$549,824	$951,173	$1,500,997
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 52.6% of our total loan portfolio, including loans held for sale, is comprised of commercial real estate loans as of September 30, 2023 as presented below:

(dollars in thousands)	September 30, 2023	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV
Commercial real estate loans:
Industrial	$295,400	29.0%	$1,642	52%
Office	215,700	21.2%	1,586	51%
Retail	128,900	12.7%	1,276	48%
Special purpose	108,000	10.6%	2,038	38%
Self storage	51,100	5.0%	8,514	45%

(dollars in thousands)	September 30, 2023	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV
Restaurant	35,900	3.5%	1,497	45%
Other	183,400	18.0%	3,597	63%
Total	$1,018,400	100.0%	$1,848	51%
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of September 30, 2023:

	September 30, 2023
	Owner Occupied		Non-owner Occupied
Commercial real estate loans:	Balance	% of Total	Balance	% of Total
Industrial	$181,300	47.7%	$114,100	17.9%
Office	73,700	19.4%	142,000	22.2%
Retail	24,300	6.4%	104,600	16.4%
Special purpose	62,700	16.5%	45,300	7.1%
Self storage	—	—%	51,100	8.0%
Restaurant	9,600	2.5%	26,300	4.1%
Other	28,300	7.5%	155,100	24.3%
Total	$379,900	100.0%	$638,500	100.0%
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans within our commercial real estate loan portfolio as of September 30, 2023:

(dollars in thousands)	September 30, 2023	Weighted Average LTV
Office loans:
Up to $500	$12,300	40%
More than $500 through $2,000	59,300	49%
More than $2,000 through $5,000	43,000	51%
More than $5,000 through $10,000	42,500	56%
More than $10,000 through $20,000	33,700	49%
Greater than $20,000	24,900	55%
Total	$215,700	51%

Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of September 30, 2023 and December 31, 2022 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
September 30, 2023
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	14,272
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	96	—	—	96	—
Consumer	—	—	—	—	—
	$96	$—	$—	$96	$14,272

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2022
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	39
Multifamily residential	—	—	—	—	—
Commercial real estate and other	—	—	—	—	2
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$41
Total past due loans increased during the nine months ended September 30, 2023 to $96 thousand from three Paycheck Protection Program loans.
The following table presents the risk categories for total loans by class of loans as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2023
Construction and land development	$237,225	$—	$95	$237,320
Real estate - other:
1-4 family residential	141,668	—	—	141,668
Multifamily residential	203,898	—	14,272	218,170
Commercial real estate and other	1,015,606	2,860	1,181	1,019,647
Commercial and industrial	308,339	425	2,226	310,990
Consumer	2,756	—	—	2,756
	$1,909,492	$3,285	$17,774	$1,930,551

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773
Special mention loans decreased by $3.8 million during the nine months ended September 30, 2023 due mostly to upgrades of two loan relationships that totaled $6.3 million, of which $5.3 million were commercial and industrial loans and $999 thousand were 1-4 family residential loans, and downgrades of two loan relationships to substandard accruing loans totaling $757 thousand in commercial and industrial loans, partially offset by downgrades of two loan relationships from pass loans to special mention loans totaling $3.3 million in commercial real estate loans and commercial and industrial loans. At September 30, 2023, substandard loans included $3.5 million of accruing loans and one $14.3 million multifamily loan on nonaccrual. Substandard accruing loans decreased by $213 thousand during the nine months ended September 30, 2023 due mostly to upgrade of one loan relationship that totaled $818 thousand, combining with paydowns and payoffs that totaled $372 thousand, partially offset by downgrades of four loan relationships that totaled $975 thousand. Substandard nonaccrual loans increased by $14.2 million due to one multifamily loan that was downgraded and placed on non-accrual status during the third quarter of 2023.
There were no loans classified as doubtful or loss loans at September 30, 2023 and December 31, 2022.
Non-performing Assets
We do not have any modifications of loans that were made to borrowers experiencing financial difficulty as of September 30, 2023. There were no TDRs at December 31, 2022. Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:
1-4 family residential	—	39
Multifamily residential	14,272	—
Commercial real estate and other	—	2
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	14,272	41
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	14,272	41

(dollars in thousands)	September 30, 2023	December 31, 2022
Other real estate owned	—	—
Total nonperforming assets	$14,272	$41

Allowance for loan losses to total loans	1.18%	0.90%
Nonaccrual loans to total loans	0.739%	0.002%
Allowance for loan losses to nonaccrual loans	1.59x	417.05x
Nonperforming assets to total assets	0.617%	0.002%
At September 30, 2023, nonaccrual and nonperforming loans were $14.3 million, compared to $41 thousand at December 31, 2022. The increase from December 31, 2022 was due primarily to a multifamily loan with a net carrying value of $14.3 million that was placed on non-accrual status and downgraded to substandard, partially offset by a paydown of a commercial and industrial loan with a net carrying value of $41 thousand during the third quarter of 2023. The multifamily loan added to non-accrual loans during the third quarter of 2023 is collateralized by three investment multifamily properties located in the city of Santa Monica, California. A court appointed receiver is in place and we are aggressively pursuing the resolution of this matter. Based on a review of the combined "As-Is" collateral value, after accounting for estimated selling costs, the estimated net collateral value was sufficient to result in no loss to us at September 30, 2023.
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative effect adjustment to retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.
The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,502	$1,538	$24,040	$15,136	$950	$16,086
Provision for (reversal of) credit losses	202	(298)	(96)	1,300	260	1,560
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	1	—	—	—
Net recoveries	1	—	1	—	—	—
Balance, end of period	$22,705	$1,240	$23,945	$16,436	$1,210	$17,646

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$17,099	$1,310	$18,409	$11,657	$804	$12,461
Adoption of ASU No. 2016-13 (1)	5,027	439	5,466	—	—	—
Provision for (reversal of) credit losses	600	(509)	91	4,800	406	5,206
Charge-offs	(36)	—	(36)	(21)	—	(21)
Recoveries	15	—	15	—	—	—
Net charge-offs	(21)	—	(21)	(21)	—	(21)
Balance, end of period	$22,705	$1,240	$23,945	$16,436	$1,210	$17,646
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

The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$2,535	12.3%	$2,301	12.6%
Real estate - other:
1-4 family residential	1,213	7.3%	972	7.6%
Multifamily residential	1,304	11.3%	1,331	11.5%
Commercial real estate and other	13,898	52.8%	9,388	50.5%
Commercial and industrial	3,739	16.1%	3,079	17.5%
Consumer	16	0.1%	28	0.3%
	$22,705	100.0%	$17,099	100.0%
Accrued interest receivable on loans receivable, net totaled $6.2 million and $5.7 million at September 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The ALL was $22.7 million at September 30, 2023, compared to $17.1 million at December 31, 2022. The $5.6 million change in the ALL during the nine months ended September 30, 2023 was due primarily to the $5.0 million impact of adopting CECL, combined with a $600 thousand provision for credit losses that was driven by a number of factors, including the increase in total loan balances from organic growth, changes in the portfolio mix and our reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, partially offset by the decrease in special mention and substandard accruing loans and changes in the portfolio mix. We also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in quantitative analysis. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.

At September 30, 2023 and December 31, 2022, our ratio of ALL to total loans was 1.18% and 0.90%, respectively. The increase in our ratio of ALL to total loans was impacted during the quarter by the adoption of the CECL standard on January 1, 2023, which increased our December 31, 2022 ratio from 0.90% to 1.17%.
Beginning September 30, 2023, we updated certain key assumptions in our ACL model which included increasing the asset size range of our peer group to $1 billion to $4 billion, updating macroeconomic variables and regression model that is used to forecast the quarterly PD by our third-party model provider, switching third-party vendor’s benchmark prepayment and curtailment rate to our own historical prepayment and curtailment experience covering the period from December 2020 through August 2023, reducing the recovery lag from 24 months to 18 months, and reducing probability-weighted forecast from a three-scenario forecast to a two-scenario forecast. The aggregate impact to the ACL from the aforementioned assumptions that are periodically evaluated by management was considered immaterial.
We utilized economic forecasts released by Moody’s Analytics during the second week of September 2023. These forecasts suggested a slight improvement from the June 2023 forecasts in their outlook based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at its current pace of $100 billion per month, ultimately reducing it from $8 trillion to $5 trillion. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop from the first quarter of 2024 to the fourth quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. The outlook for Gross Domestic Product (“GDP”) growth was improved to 2.1% in 2023 and 1.4% in 2024. This is consistent with the Federal Reserve’s outlook for economic growth of 2.1% for 2023, and also consistent with the Conference Board’s forecast for GDP growth of 2.2% in 2023. Management assigned a 70% probability to this scenario. The downside scenario predicts slower downside growth, with a still-elevated Fed funds rate and reduced credit availability causing the economy to fall into a mild recession in the fourth quarter of 2023. The decline is predicted to last for three quarters and the peak-to-trough decline in real GDP is predicted to be 1.1%. The weakening in the economy is predicted to cause the unemployment rate to rise in the fourth quarter of 2023, and reach a peak of 6.5% in the third quarter of 2024. Management assigned a 30% probability to this scenario. We also reviewed assumptions underlying the stagflation scenario, which assumed that, in reaction to a resurgence in inflation, the Federal Reserve would raise the Fed funds rate another 300 basis points, tipping the economy into a more extreme recession leading to a 4.75% unemployment rate in the first quarter of 2024. Ultimately, in this scenario, the Federal Reserve is predicted to respond with more aggressive rate hikes in 2024, precipitating a deep recession beginning in the fourth quarter of 2024. We viewed the risks to these forecasts to include a prolonged U.S. government shutdown, an unanticipated resurgence in inflation, a significant decline in consumer and business confidence, or additional geopolitical turmoil that could impact future economic activity. Given the current economic backdrop of a slowing economy driven by lower consumer, business and government spending, the end of all pandemic related stimulus, a softening labor market and an upcoming presidential election year, management concluded the assumptions underlying the stagflation scenario are more extreme, and highly unlikely to happen. This resulted in a removal of the stagflation scenario from the probability-weighted scenarios to estimate the ACL at September 30, 2023.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Management reviews the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. By applying a 100%

probability weighting to the first downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $3.4 million, or an additional 18 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2023.
The following table presents net (charge-offs) recoveries, average loans and net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$217,794	—%	$—	$161,270	—%
Real estate - other:
1-4 family residential	—	140,632	—%	—	142,734	—%
Multifamily residential	—	229,685	—%	—	183,397	—%
Commercial real estate and other	—	1,019,729	—%	—	966,959	—%
Commercial and industrial	1	313,803	0.00%	—	327,348	—%
Consumer	—	2,741	—%	—	5,154	—%
	$1	$1,924,384	0.00%	$—	$1,786,862	0.00%
Net recoveries increased to $1 thousand, or 0.00% of average loans for the three months ended September 30, 2023 from no net charge-offs for the three months ended September 30, 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$229,261	—%	$—	$127,316	—%
Real estate - other:
1-4 family residential	(12)	143,512	(0.01)%	—	131,933	—%
Multifamily residential	—	226,665	—%	—	179,585	—%
Commercial real estate and other	—	988,974	—%	—	901,268	—%
Commercial and industrial	(9)	315,088	0.00%	(21)	326,501	(0.01)%
Consumer	—	2,827	—%	—	3,359	—%
	$(21)	$1,906,327	0.00%	$(21)	$1,669,962	—%
Net charge-offs were $21 thousand, or 0.00% of average loans for the nine months ended September 30, 2023 and 2022.
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $1.2 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $439 thousand increase related to the adoption of the CECL standard, offset by a $509 thousand reversal of provision for credit losses on unfunded commitments from lower unfunded loan commitment balances at September 30, 2023.

Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $64.0 million and $59.4 million at September 30, 2023 and December 31, 2022, respectively. This includes SBA loans serviced for others of $39.5 million at September 30, 2023 and $30.3 million at December 31, 2022 for which there was a related servicing asset of $629 thousand and $514 thousand, respectively. The fair value of the servicing asset approximated its carrying value at September 30, 2023 and December 31, 2022. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2023 included a weighted average discount rate of 18.0% and a weighted average prepayment speed assumption of 17.8%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2022 included a weighted average discount rate of 19.1% and a weighted average prepayment speed assumption of 17.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at September 30, 2023 and December 31, 2022.
Core deposit intangibles totaled $1.3 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively. The $309 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At September 30, 2023, core deposit intangibles had a weighted average remaining amortization period of 6.3 years. We performed the annual impairment analysis for the core deposit intangibles during the third quarter of 2023. The results indicated there was an impairment in the savings account core deposit intangible acquired from Bank of Santa Clarita, which resulted in the acceleration of the remaining amortization of $38 thousand at September 30, 2023.
Refer to Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$735,979	37.1%	0.0%	$923,899	47.8%	0.0%
Interest-bearing NOW accounts (2)	354,489	17.9%	1.9%	209,625	10.9%	0.3%
Money market and savings accounts (3)	699,942	35.2%	2.7%	668,602	34.6%	1.2%
Time deposits	108,912	5.5%	3.9%	109,032	5.6%	2.1%
Broker time deposits	$84,535	4.3%	4.4%	$20,747	1.1%	1.1%
Total deposits	$1,983,857	100.0%	1.7%	$1,931,905	100.0%	0.6%
(1) Weighted average interest rates at September 30, 2023 and December 31, 2022.
(2) Included ICS products of $242.9 million and $51.7 million at September 30, 2023 and December 31, 2022, respectively.
(3) Included ICS products of $9.8 million and $13.8 million at September 30, 2023 and December 31, 2022, respectively.
We offer our depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $252.7 million, or 12.7% of total deposits at September 30, 2023, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022.
Total deposits were $1.98 billion at September 30, 2023, an increase of $52.0 million from $1.93 billion at December 31, 2022. The increase in total deposits was primarily driven by a $187.2 million increase in ICS deposits, a $35.3 million increase in money market and savings accounts, excluding ICS, and a $63.8 million increase in brokered time deposits, partially offset by a $187.9 million decrease in noninterest-bearing demand deposits, a $46.3 million decrease in interest-bearing NOW accounts, excluding ICS, and a $120 thousand decrease in time deposits.
At September 30, 2023, noninterest-bearing demand deposits totaled $736.0 million and represented 37.1% of total deposits, compared to $923.9 million or 47.8% at December 31, 2022. At September 30, 2023 and December 31, 2022, total deposits exceeding FDIC deposit insured limits were $843.2 million, or 43% of total deposits and $1.19 billion, or 62% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$768,148	—%	$1,012,619	—%
Interest-bearing NOW accounts	353,714	1.91%	226,394	0.09%
Money market and savings accounts	675,609	2.48%	699,276	0.62%
Time deposits	183,745	4.03%	95,028	0.65%
Total deposits	$1,981,216	1.56%	$2,033,317	0.25%

	For the Nine Months Ended September 30,
	2023		2022
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$829,082	—%	$1,018,889	—%
Interest-bearing NOW accounts	290,326	1.52%	209,660	0.12%
Money market and savings accounts	674,452	2.03%	687,557	0.29%
Time deposits	170,620	3.43%	93,071	0.48%
Total deposits	$1,964,480	1.22%	$2,009,177	0.14%
The increase in the weighted average rate on deposits was primarily due to increases in market interest rates during 2022 and the nine months ended September 30, 2023. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC has raised the target Fed funds rate by 525 basis points.
The following table sets forth the maturities of time deposits at September 30, 2023:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$67,146	$12,080	$8,698	$16,398	$104,322
Time deposits in amounts over $250,000	40,345	27,881	18,914	1,985	89,125
Total time deposits	$107,491	$39,961	$27,612	$18,383	$193,447

Borrowings
Total borrowings decreased $41.9 million to $25.8 million at September 30, 2023 from $67.8 million at December 31, 2022. The decrease was attributable to a $42.0 million decrease in overnight borrowings (refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of periods indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
FHLB Advances
Outstanding balance	$8,000	$50,000
Weighted average interest rate, end of period	5.77%	4.65%
Average balance outstanding during the quarter	$11,731	$3,696
Weighted average interest rate during the quarter	5.51%	4.72%
Maximum amount outstanding at any month-end during the quarter	$35,000	$50,000
Subordinated Notes
Outstanding balance	$17,842	$17,770
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding during the quarter(1)	$17,830	$17,759
Weighted average interest rate during the quarter(2)	6.03%	6.05%
Maximum amount outstanding at any month-end during the quarter	$17,842	$17,770
(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.

Shareholders’ Equity
Total shareholders’ equity was $278.6 million at September 30, 2023, compared to $260.4 million at December 31, 2022. The $18.2 million increase between periods was primarily due to net income of $21.5 million, stock-based compensation expense of $3.8 million, partially offset by the net impact of adopting ASU 2016-13 of $3.9 million, the repurchase of shares in settlement of restricted stock units of $504 thousand, and increase in net of tax of unrealized losses on debt securities available-for-sale of $2.8 million
In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates.
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
There were no shares repurchased under this share repurchase plan during the three months ended September 30, 2023.
Tangible book value per common share at September 30, 2023 was $13.08, compared with $12.32 at December 31, 2022. The $0.76 increase in tangible book value per common share during the nine months ended September 30, 2023 was primarily the result of net income generated and the impact of share-based compensation expense, partially offset by other comprehensive losses related to changes in unrealized losses, net of taxes on available-for-sale securities, and the impact of adopting ASU 2016-13. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 11.69% and 13.28%, respectively, at September 30, 2023.

Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits) above approximately 10.0%. Our total liquidity ratios were 10.6% at September 30, 2023 and 10.5% at December 31, 2022. During the nine months ended September 30, 2023, we deployed our excess liquidity into higher yielding assets, repaying the high cost FHLB overnight advances, and new loan funding for organic growth.

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
At September 30, 2023, we had a secured line of credit of $488.6 million from the FHLB, of which $430.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2023, we had pledged qualifying loans with an unpaid principal balance of $858.3 million for this line. In addition, at September 30, 2023, we used $50.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. We had an overnight borrowing of $8.0 million at September 30, 2023.
At September 30, 2023, we had credit availability of $151.2 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2023, we had pledged our held-to-maturity debt securities with an amortized cost of $53.7 million, and qualifying loans with an unpaid principal balance of $140.8 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at September 30, 2023 and December 31, 2022. At September 30, 2023, we did not establish any borrowing capacity through the BTFP program.
We have three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2023 and December 31, 2022.
Southern California Bancorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2023 and December 31, 2022, were $158 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At September 30, 2023, we were in compliance with all covenants and terms of the Notes.
At September 30, 2023, consolidated cash and cash equivalents totaled $95.1 million, an increase of $8.4 million from $86.8 million at December 31, 2022. The increase in cash and cash equivalents is the result of $41.5 million in net cash provided by operating cash flows, $42.7 million net cash used in investing cash flows and $9.5 million of net cash flows provided by financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for loan losses, loans originated for sale and related gains (losses) and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $41.5 million for the nine months ended September 30, 2023, compared to $4.2 million for the same 2022 period. The $37.3 million increase was primarily due to net income generated during the nine months ended September 30, 2023 and a $12.8 million increase in net cash provided by sales of loans held for sale, net of originations.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash used for business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash used in investing activities was $42.7 million for the year ended September 30, 2023, compared to $471.7 million for the same 2022 period. The $429.0 million decrease in cash used in investing activities was primarily due to a decrease in net loan fundings of $301.3 million, and a decrease in net investment securities purchased of $132.4 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $9.5 million for the nine months ended September 30, 2023, compared to $44.7 million for the same 2022 period. The $35.2 million decrease in financing cash flows was primarily due to $42.0 million in net repayment activity on FHLB advances, partially offset with a $5.0 million net increase in deposit cash flows, partially offset by a $3.1 million full redemption of the junior subordinated debentures acquired CalWest Bancorp before the maturity date.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2023.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of September 30, 2023:

(Dollars in thousands)	One Year of Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$231,841	$155,602	$23,975	$74,063	$485,481
Letters of credit issued to customers	4,670	229	40	—	4,939
Total commitments	$236,511	$155,831	$24,015	$74,063	$490,420

FHLB advances	$8,000	$—	$—	$—	$8,000
Subordinated notes	$—	$—	$—	$18,000	$18,000
Certificates of deposit	175,064	18,282	101	—	193,447
Lease obligations	2,242	4,051	4,025	2,339	12,657
Total contractual obligations	$185,306	$22,333	$4,126	$20,339	$232,104
At September 30, 2023 and December 31, 2022, we also had unfunded commitments of $3.3 million and $6.0 million, respectively, for investments in other equity investments.

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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of September 30, 2023 and December 31, 2022, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since September 30, 2023.
Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at September 30, 2023. At September 30, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total Capital (to Risk-Weighted Assets)	$287,091	13.28%	$172,994	8.0%	$216,242	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	267,246	12.36%	129,745	6.0%	172,994	8.0%
CET1 Capital (to Risk-Weighted Assets)	267,246	12.36%	97,309	4.5%	140,557	6.5%
Tier 1 Capital (to Average Assets)	267,246	11.69%	91,466	4.0%	114,333	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

Southern California Bancorp. At September 30, 2023 and December 31, 2022, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, we are not subject to consolidated capital rules at the bank holding company level.
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
The Bank did not pay dividends to the Company during the three and nine months ended September 30, 2023 and 2022.
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
During the three and nine months ended September 30, 2023 and 2022, there were no dividends declared to shareholders by the Company.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at September 30, 2023 and December 31, 2022:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
September 30, 2023
+300bps	$378.2	$33.8	9.8%	$86.2	(0.3)	(0.3)%
+200bps	370.5	26.1	7.6%	86.8	0.3	0.4%
+100bps	359.8	15.4	4.5%	86.9	0.4	0.5%
Base case	344.4			86.4
-100bps	322.0	(22.4)	(6.5)%	83.5	(2.9)	(3.4)%
-200bps	288.4	(56.0)	(16.3)%	81.8	(4.6)	(5.4)%

December 31, 2022
+300bps	$509.4	$55.3	12.2%	$103.8	(1.1)	(1.0)%
+200bps	498.2	44.1	9.7%	104.2	(0.7)	(0.7)%
+100bps	480.7	26.6	5.9%	104.7	(0.2)	(0.2)%
Base case	454.1			104.9
-100bps	411.6	(42.5)	(9.4)%	101.4	(3.5)	(3.3)%
-200bps	341.9	(112.2)	(24.7)%	97.4	(7.5)	(7.1)%
The modeled NII results at September 30, 2023 and December 31, 2022 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment, our NII results indicated there would be a slight increase in the net interest income if interest rates were to increase in the +100 and +200 rate shock scenarios, and a slight decrease in the +300 rate shock scenario The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing liquidity and deposit pressures in the banking industry.
The modeled EVE results at September 30, 2023 and December 31, 2022 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation is carried out by our management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended September 30, 2023.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
July 1 - 31, 2023	—	$—	—	550,000
August 1 - 31, 2023	—	$—	—	550,000
September 1 - 30, 2023	—	$—	—	550,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Southern California Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
3.2	Bylaws of Southern California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA BANCORP

Date: November 13, 2023	/s/ David I. Rainer
David I. Rainer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)