Form 10-K
period 2023-12-31
Southern California Bancorp \ CA
filed 2024-03-15
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41684

SOUTHERN CALIFORNIA BANCORP
(Exact name of registrant as specified in its charter)

California	84-3288397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12265 El Camino Real, Suite 210 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 265-7622

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	BCAL	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $154.9 million and was based upon the closing price of the common stock of $13.72 per share as reported on the Nasdaq Capital Market as of June 30, 2023, the last business day of the most recently completed second fiscal quarter.
As of February 29, 2024, the registrant had 18,431,409 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

SOUTHERN CALIFORNIA BANCORP
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2023

Cautionary Note Regarding Forward-Looking Statements
In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to Southern California Bancorp, and Bank of Southern California, N.A. collectively and on a consolidated basis. The words “Southern California Bancorp,” “SCB”, “Bancorp,” or the “holding company” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
The statements in this annual report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, statements regarding expectations, plans or objectives for future operations, products or services, loan recoveries and the proposed merger (the “Merger”) of the Company and California BanCorp (“CBC”), as well as forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will," “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
We have made the forward-looking statements in this annual report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report and elsewhere in this annual report. These factors include, but are not limited to, the following:
•recent volatility and uncertainty facing the banking industry following the recent failures of financial institutions;
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
•our dependence on the Bank for dividends;
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
•credit risks in our loan portfolio, the adequacy of our reserves for credit losses and the appropriateness of our methodology for calculating such allowance for loan losses;
•the impacts of pandemics, natural disasters, including earthquakes, floods, droughts, and fires, particularly in Southern California;
•our ability to manage a contracting balance sheet or revenue consideration;
•our ability to retain deposits, during the pendency of the Merger and integration and conversion activities related to the Merger;
•terms and conditions in our merger agreement with CBC that restrict our business while the
Merger is pending;
•the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•delays in completing the Merger;
•the failure to satisfy any of the conditions to the Merger on a timely basis or at all;
•    the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas we and CBC do business;
•    certain restrictions during the pendency of the Merger that may impact the parties' ability to pursue certain business opportunities or strategic transactions;
•    the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•    diversion of management's attention from ongoing business operations and opportunities during the pendency of the Merger;
•    potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger and the integration of the two companies and banks;
•    economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates;
•    our ability to effectively manage problem credits;
•risks related to any future acquisitions, including transaction expenses, the potential distraction of management resources and the possibility that we will not realize anticipated benefits from any future acquisitions;
•interest rate shifts and its impact on our consolidated financial condition and consolidated results of operation;
•disruptions to the credit and financial markets, either nationally or globally;

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
•the result of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, reduce the growth of our commercial real estate loans or write-down assets, or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;
•our status as an emerging growth company and a smaller reporting company, which reduces our disclosure obligations under the federal securities laws compared to other publicly traded companies;
•the impact of current and future governmental monetary and fiscal policies; and
•other factors and risks described under Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this document.
Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this annual report. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business
General Overview
Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby Bank of Southern California, N.A. became a wholly owned subsidiary of the Company. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
The Bank began business operations in December 2001 under the name Ramona National Bank in Ramona, California, a small community 45 miles inland from San Diego, to meet the financial needs of the local community. In November 2006, the Bank’s name was changed to First Business Bank, N.A. and its strategy was redirected towards the business and professional community in San Diego County. In May 2010, the Bank’s name was rebranded to Bank of Southern California, N.A. Since its founding, our franchise has experienced significant growth through our dedication to serving the communities in which we operate. As of December 31, 2023, our consolidated assets have grown to $2.36 billion and our branch footprint has been extended along the California coast from San Diego County to Ventura County and east to the Inland Empire.
Community support is integral to who we are, how we operate, and our success in each community we bank. We have deep roots in the communities in which we do business in, through our donations, our regional Advisory Boards, and our employee involvement in local nonprofits. We support our communities through philanthropic giving to nonprofit organizations with which we generally have a direct banking (including investments, deposits, and loans) and/or Community Reinvestment Act (“CRA”) service or referral relationship. Our Advisory Boards consist of leaders in the local business communities that offer insights into business conditions in the regional area and introduce us to prospective clients. Our employees are encouraged to volunteer their time to serve their communities in various capacities, including serving on the board of directors of non-profit organizations throughout Southern California.
As a relationship-focused community bank, we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 13 branch offices serving Orange, Los Angeles, San Diego and Ventura counties, as well as the Inland Empire. We have kept a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing value through strong client partnerships. Our lending products consist primarily of construction and land development loans, commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, U.S. Small Business Administration (“SBA”) loans, and consumer loans. Our deposit products consist primarily of demand, money market, and certificates of deposit accounts and we offer treasury management services including online banking, cash vault, sweep accounts, and lockbox services.
As of December 31, 2023, we had total consolidated assets of $2.36 billion; total loans, including loans held for sale, of $1.96 billion; total deposits of $1.94 billion; and total shareholders’ equity of $288.2 million.

Nasdaq Listing
Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) at the opening of trading on May 11, 2023, under the symbol “BCAL.”
Our Strategy
In late 2020, with the appointment of David I. Rainer as Executive Chairman of the Board of Directors of the Company (the “Board”), and the addition of a group of seasoned Southern California banking executives with demonstrated past performance, we began an aggressive plan to tailor our footprint to align with our expanded commercial banking strategy and position ourselves as the commercial bank of choice for small- to medium-sized businesses in Southern California. This resulted in the expansion of the franchise through the opening of regional banking offices and branches in key Southern California markets, with a focus on relationship-based commercial banking, including locations in West Los Angeles, the San Fernando Valley and Ventura.
The expansion also included our acquisition of Bank of Santa Clarita (“BSCA”), located in an attractive banking community north of Los Angeles, with a business model very complementary to ours. The acquisition of BSCA was announced on April 27, 2021, and completed on October 1, 2021. Additionally, in a move designed to align our branch network to support our evolving commercial banking model, we announced the sale of our Orange, Redlands, and Santa Fe Springs retail branches on April 19, 2021, which was completed on September 24, 2021.
In late 2021 and 2022, we hired key strategic team members in the ending production, Finance and Accounting groups. In the future, with the expanded skilled infrastructure, our efforts will focus on organic growth while remaining opportunistic on strategic acquisitions that align with our business model.
Our management team is strongly aligned to execute the Company’s strategic vision and believes there is an extraordinary opportunity in California for a commercial bank to provide excellent service and banking products to small and medium-sized businesses, as well as to commercial real estate owners and investors. Management’s confidence in this opportunity is based on the fact that the region has the highest concentration of small businesses in the nation, while it has also experienced a 70% decrease in banks headquartered in the area over the last 23 years, according to data gathered from the FDIC and S&P Global IQ Pro, as of December 31, 2023. Our experience has shown us that small business owners will gravitate to a bank that offers them personalized, high-touch customer service that is generally unavailable to them from bigger banks. Our strategy is to grow the franchise in order to serve those customers, to increase value for our shareholders, to provide opportunities for employee development, and to serve the broader community.
In serving our community, we participated in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), which helped local businesses keep their work forces employed during the pandemic. We funded nearly 5,100 PPP loans for approximately $800 million during 2020 and 2021 and their associated new relationships considerably increased our customer base, as we were successful in converting many of these PPP transactions into full banking relationships.
On January 30, 2024, we announced the execution of a definitive merger agreement with California BanCorp, the holding company for California Bank of Commerce, pursuant to which California BanCorp will merge into Southern California Bancorp in an all-stock merger valued at approximately $233.6 million based on the closing price of our stock on January 29, 2024. The proposed merger (the “Merger”) will combine two California business banks with footprints covering Northern and Southern California, and will result in an institution with increased size and scale, which we expect will drive improved profitability and increase shareholder value. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of Southern California Bancorp and California BanCorp, each outstanding share of California BanCorp common stock will be exchanged for the right to receive 1.590 shares of Southern California Bancorp common stock. As a result of the transaction, Southern California Bancorp shareholders will own approximately 57.1% of the outstanding shares of the combined company and California BanCorp shareholders will own approximately 42.9% of the outstanding shares of the combined company. These amounts are subject to fair value adjustments upon the close of the Merger. The transaction is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Southern California Bancorp and California BanCorp shareholders. At December 31, 2023, California BanCorp had total loans of $1.56 billion, total assets of $1.99 billion, total deposits of $1.63 billion, and total equity of $196.0 million.
We will continue to target small- to medium-sized businesses and their owners in the primary markets we serve.
Our Market Area
Headquartered in Del Mar, California, we currently operate 13 branch locations throughout Southern California, and have administrative offices in Cerritos, Downtown Los Angeles, Irvine, and San Diego. We define our target market as the counties of Ventura, Los Angeles, Orange and San Diego, as well as the Inland Empire.
According to data released in 2023 from the World Bank and the U.S. Bureau of Economic Analysis, California is the largest banking market in the United States, and would be the 5th largest economy in the world, behind Germany and ahead of India, if it were a separate country. The State of California Economic Development Department reports there are approximately 1.7 million small to medium-sized businesses in our target market. Given the large economy and preponderance of mid-market businesses, we believe that the lack of community banks in California offers us an extraordinary market opportunity.
Our business clientele is generally comprised of small to medium-sized businesses engaged in any of the following California business sectors:

•Manufacturing
•Wholesale Distribution
•Professional Services
•Commercial Real Estate
•Healthcare
•Hospitality
•Non-Profit Organizations
Competition
The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service products, charges relating to products and services, the quality and scope of the services rendered, and, in the case of loans to commercial borrowers, relative lending limits and timely decisions and responses to customer needs. We compete with commercial banks, credit unions, mortgage banking firms, finance companies, non-bank lenders, including “fintech” lenders, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them with a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional non-bank financial service providers, and the accelerating pace of consolidation among financial services providers.
The financial services industry could become even more competitive due to legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer most types of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
Some of our non-banking competitors, such as fintech lenders, have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital and lending limits greater than ours, have greater access to capital markets and offer a broader range of products and services than we do. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer. Some of these institutions offer services, such as international banking, which we do not offer, except for a limited suite of services such as international wires and currency exchange through a third party.
We compete with these institutions by focusing on our position as an independent, commercial business bank with strong knowledge of our markets through our local advisory boards. We support local community activities and have personal relationships with our customers established by our officers, directors, and employees. We pride ourselves in providing specialized services tailored to meet the needs of the customers we serve. We actively cultivate relationships with our customers that extend beyond a single loan to a full suite of products and services that serve the needs of our commercial customers. Our goal is to develop long-standing connections with our customers and the communities that we serve. While our position varies by market, we believe that we can compete effectively because of local market knowledge, local decision making, and awareness of customer needs.
Our Business
General
We offer a full array of competitively priced commercial loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.
Credit Administration and Loan Review
The safety of a bank’s capital is dependent on the quality of its loan portfolio. We believe high quality loans are typically associated with a bank that has a simple but concise loan policy. Accordingly, our loan policies set out guidelines for the underwriting and extension of credit that are specific to us. These policies enable us to underwrite loans in a focused, efficient manner that incorporates our credit culture and strategic objectives.
Lending is a dynamic process and is dependent on the assessment of the adequacy and reliability of a borrower’s cash flow, collateral, integrity and willingness to repay the loan according to normal and customary terms. We understand the nature of gathering information, assessing its value and then deciding based on the testing of fact. Our policies are designed to help ensure that all loan applicants are credit-checked thoroughly and the decision to provide a credit extension is made only after all pertinent information is developed and analyzed.
Basic to developing mutually profitable relationships is flexibility and adaptability to our clients’ requirements, while adhering to sound lending principles and objectives. Our strategy for evaluating credit worthiness is to follow conservative loan policies and consistent underwriting practices.
The following are key objectives of our loan philosophy:
a.Sound and constructive extension of credit based on the adequacy and reliability of cash flow.
b.Structuring loan terms around the purpose of the loan and the corresponding primary repayment source.
c.Assessing management experience, track record and quality of the management team.
d.Relationship-based loan extensions that include a deposit relationship, and not solely transaction based. Loans are generally extended to individuals and businesses that have high integrity and benefit both us and the community.
e.We do not discriminate on the basis of color, race, national origin, religion, sexual orientation, marital status, disability, age or gender. We seek to provide credit to all borrowers who qualify, applying both the letter and spirit of all regulations relating to lending and credit.
Lending Limits
As a national bank, our ability to make aggregate loans-to-one-borrowing relationship is generally limited to 15% of unimpaired capital and surplus. If the loan is secured by readily marketable collateral, the limit is raised by 10%, bringing the total to 25% of unimpaired capital and surplus. At December 31, 2023, our limit on aggregate loans-to-one-borrower was $43.5 million for loans that are not fully secured. An additional 10% limit is allowed if fully secured by readily marketable collateral. Our legal lending limit will increase or decrease as our level of capital increases or decreases. We may sell participations in our loans to other financial institutions to manage the risk involved in large dollar loans or to manage portfolio concentrations and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.
Lending Products
We offer a diversified mix of business loans primarily encompassing the following loan products: (i) construction and land development loans; (ii) real estate loans; (iii) commercial and industrial (“C&I”) loans; (iv) SBA loans, guaranteed in part by the U.S. Government; and (v) consumer loans. We occasionally offer lines of credit, secured by a lien on real estate owned by our clients, which may include the primary personal residence of our clients; such lines of credit generally are requested to accommodate the business and investment needs of that customer. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will engage in transactional-based lending only for borrowers with successful track records who typically have worked with our employees here or at other banks and have a good record of repayment.

The following table presents the composition of our loans held for investment portfolio at December 31, 2023.

(dollars in thousands)	Non SBA Loans	% of Total	SBA Loans (1)	% of Total	Total	% of Total
Construction and land development	$239,641	12.2%	$3,880	0.2%	$243,521	12.4%
Real estate - other:
1-4 family residential	143,903	7.4%	—	—%	143,903	7.4%
Multifamily residential	221,247	11.3%	—	—%	221,247	11.3%
Commercial real estate and other	922,408	47.1%	101,835	5.2%	1,024,243	52.3%
Commercial and industrial	304,089	15.5%	16,053	0.8%	320,142	16.3%
Consumer	4,386	0.3%	—	—%	4,386	0.3%
Loans held for investment(2)	$1,835,674	93.8%	$121,768	6.2%	$1,957,442	100.0%
(1)SBA commercial and industrial loans include PPP loans with total outstanding principal of $1.3 million and net unearned fees of $31 thousand at December 31, 2023.
(2)Loans held for investment includes net unearned fees of $2.3 million and net unearned discount of $1.4 million at December 31, 2023.
Construction and Land Development Loans
We offer adjustable rate residential and commercial construction loan financing to builders, developers or other investors. Product type may be residential housing or commercial structures. The term of construction and development loans generally is limited to 12 to 36 months. Most loans require payment in full upon the sale or refinance of the property, unless the project is user-owned which may then convert to a conventional term loan. Management believes that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property. Specific material risks may include:
•Unforeseen delays in the building or the project
•Cost overruns or inadequate contingency reserves
•Poor management of construction process
•Inferior or improper construction techniques
•Changes in the economic environment during the construction period
•A downturn in the real estate market
•Rising interest rates which may impact the sale of the property and its price
•Failure to sell or stabilize completed projects in a timely manner
We attempt to reduce risks associated with construction and land development loans typically by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 75%, depending on the project type. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner-occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2023, we had $239.6 million of construction and development loans, or 12.2% of our loans held-for-investment portfolio, excluding SBA loans, and there were no non-performing construction and land development loans.
Real Estate Loans
A significant component of our loan portfolio is real estate loans. These loans are secured by single family residential properties (one to four units), multifamily residential properties (five or more units), owner-occupied CRE, and non-owner-occupied CRE. Real estate loans are subject to the same general risks as other loans and may also be impacted by changing demographics, collateral maintenance, and product supply and demand. Rising interest rates, as well as other factors arising after a loan has been made, could negatively affect not only property values but also a borrower’s cash flow, creditworthiness, and ability to repay the loan. Increasing interest rates can impact real estate values as rising rates generally cause a similar movement in capitalization rates which can cause real estate collateral values to decline. We usually obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. We do not underwrite closed-end term consumer loans secured by a borrower’s residence. Junior liens may be considered in connection with a consumer home equity line of credit (“HELOC”), or as additional collateral support for SBA and other business loans.
As of December 31, 2023, we had $1.29 billion of real estate loans, or 65.8% of our loans held for investment portfolio, excluding SBA loans. These included $644.4 million of loans secured by non-owner occupied CRE, $278.0 million of loans secured by owner-occupied CRE, $221.2 million of loans secured by multifamily residential properties, and $143.9 million of loans secured by single family residential properties, of which $18.3 million were HELOCs. There were $13.0 million non-performing real estate loans at December 31, 2023.
Our CRE loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. Each borrower is evaluated on an individual basis with an emphasis on determining their business risks and credit profile. We work to reduce credit risk in the CRE portfolio by emphasizing loans on owner-occupied industrial, office, and multi-family buildings, where the loan-to-value ratio, established by independent appraisals, does not exceed 60-75% of purchase price or appraised value, whichever is less. Generally, we also require that a borrower’s cash flow exceed 125% of monthly debt service obligations. In order to provide secondary sources of repayment and liquidity to support a loan request, we typically also review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are typically larger than most residential real estate loans or consumer loans, and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.
Commercial and Industrial Loans
Our C&I loans are generally made to businesses located in the Southern California region and surrounding communities. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. Our C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. As of December 31, 2023, we had $304.1 million of C&I loans, or 15.5% of our loans held for investment portfolio, excluding SBA loans, and there were no non-performing C&I loans.

Small Business Administration (“SBA”) Loans
Small Business Administration Loans
We are designated as a Preferred Lender under the SBA Preferred Lender Program, and we offer both an SBA 7(a) loan program, generally at variable rates, and an SBA 504 loan program, generally with an initial fixed rate for a term of between five and seven years. These SBA loans are reported in construction and land loans, real estate loans, and C&I loans.
We originate SBA 7(a) loans with the intention of selling the guaranteed portion in the secondary market as soon as the loan is fully funded and the guaranteed portion may be sold. The SBA 7(a) loan program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million and typically these loans are real estate secured loans and mature in 10 years or less. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting and servicing by the lender. Consideration for the sale includes the cash received as well as the related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. The portions of the SBA 7(a) loans not sold but collateralized by real estate are monitored by collateral type and are included in our loans held for investment portfolio.
The SBA 504 loan program is not guaranteed by the SBA, as there is a junior lien loan that is funded separately by the SBA. The SBA 504 loan program consists of real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. Generally, we have a 50% loan-to-value ratio on SBA 504 loan program loans at the origination date. Our SBA 504 loans are typically made to manufacturing companies, wholesalers and retailers, hotels/motels, and other service businesses for the purpose of purchasing real estate, refinancing real estate, and property improvements or business equipment needs. SBA 504 loans can have maturities of up to 25 years. In addition to real estate, collateral may also include inventory, accounts receivable and equipment. SBA loans are personally guaranteed.
As of December 31, 2023, we had $120.5 million of SBA loans, excluding PPP loans, representing 6.2% of total loans held for investment, and there were no non-performing SBA loans.
SBA Paycheck Protection Program Loans
We participated in the PPP, which helped local businesses keep their work forces employed during the pandemic. We funded nearly 5,100 SBA PPP loans for approximately $800 million during 2020 and 2021 and their associated new relationships considerably increased our customer base, as we were successful in converting many of these SBA PPP transactions to full banking relationships. These loans are fully guaranteed by the SBA and carry a fixed rate of 1.00%. Borrowers who used the funds from their PPP loans to maintain payroll and for certain fixed expenses such as rent, occupancy, etc. are eligible to have 100% of their loans forgiven by the SBA. These SBA PPP loans are reported in C&I loans. As of December 31, 2023, we had $1.3 million SBA PPP loans, representing 0.1% of total loans held for investment. There were no non-performing SBA PPP loans, at December 31, 2023.
Consumer Loans
We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2023, we had $4.4 million consumer loans, representing 0.3% of total loans held for investment. There were no non-performing consumer loans at December 31, 2023.
Deposit Products
We offer comprehensive treasury services tools that are designed to improve our clients’ cash flow, minimize unnecessary fees, and maximize their earnings. These services are offered at our branch locations and include analyzed business checking accounts, remote deposit capture, ACH origination, cash vault services, courier service, and lockbox processing. Transaction accounts and time deposits are tailored to our customers and are relationship-based. Our customers primarily include businesses, business owners and their trusts, limited liability corporations, business partnerships, associations, organizations and governmental authorities. Our deposits are insured by the FDIC up to statutory limits of $250,000 per depositor. As of December 31, 2023, we had total deposits of $1.94 billion, including noninterest-bearing demand deposits of $675.1 million, or 34.7% of total deposits. Our total deposit cost was 1.37% for the year ended December 31, 2023.
We also participate in the Insured Cash Sweep (“ICS Product”) deposit program. Once a customer has established a transaction account under the ICS Product with us, we can then automatically allocate those customer deposits that exceed the FDIC insurance limits into smaller accounts and place those deposits at other participating FDIC insured institutions. Through the ICS deposit program, we have the ability to place deposits through networks for which we receive matching deposits (“reciprocal” deposits). These reciprocal ICS deposits are not considered brokered deposits and are recorded as interest-bearing non-maturity deposits in the consolidated balance sheets. As of December 31, 2023, total ICS deposits were $274.1 million, or 14.1% of total deposits.
Total interest-bearing non-maturity deposits at December 31, 2023 were $1.02 billion, representing 52.4% of total deposits. We participated in the Time Deposit Program administered by the California State Treasurer in 2023 and 2022. As of December 31, 2023, time deposits from the State of California totaled $60.0 million. In connection with our participation in this program, we purchased $60.0 million in letters of credit issued by FHLB as collateral at December 31, 2023.
Well-capitalized institutions are not subject to limitations on brokered deposits. As of December 31, 2023, we had $107.8 million brokered time deposits, representing 5.5% of total deposits.
Debt Securities
Our debt securities portfolio is classified as either “held-to-maturity” or “available-for-sale.” Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, availability of alternative investments, or to meet our liquidity needs. At December 31, 2023, debt securities held-to-maturity and available-for sale had carrying amounts of $53.6 million and $130.0 million, respectively. Our held-to-maturity and available-for-sale debt securities represented 2.27% and 5.51%, respectively, of total assets at December 31, 2023,
The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates. We generally invest in bonds with lower credit risk, primarily those secured by government agencies or highly rated municipalities, to assist in the diversification of credit risk within our asset base.
Currently, we primarily invest in agency securities, municipal bonds, mortgage-backed securities, collateralized mortgage obligations securities, SBA loan pools securities, and U.S. Treasury securities.
Implications of Being an Emerging Growth Company
We qualify as an emerging growth company as that term is used in the Jumpstart Our Business
Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:
•a requirement to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations;
•exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•reduced disclosure about the emerging growth company’s executive compensation arrangements; and
•no non-binding advisory votes on executive compensation or golden parachute arrangements.
We could remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering which would be December 31, 2028, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period. We have elected to take advantage of the reduced disclosure requirements described above regarding our executive compensation arrangements for purposes of this annual report. In addition, we expect to take advantage of certain of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, however, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth public companies. See our discussion in “Item 1A - Risk Factors”.
Employees
As of December 31, 2023, we had 204 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
We provide competitive compensation and benefits packages to our employees. In addition to salaries, we provide annual bonus opportunities to all employees, and we offer a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, as well as flexible and health care savings accounts.
We have implemented a Diversity, Equity, and Inclusion (“DEI”) Policy. A company’s commitment to diversity and inclusion is demonstrated by its leadership, its diversity policies and practices. We foster a corporate culture that embraces DEI by (i) including DEI considerations as an important part of our strategic plan for recruiting, hiring, retention, and promotion; (ii) providing periodic progress reports to the Board; (iii) conducting regular training and education opportunities on equal employment opportunity and DEI; and (iv) taking proactive steps to promote a diverse pool of candidates. We do not and will not tolerate discrimination in any form with respect to any aspect of employment.
General Corporate Information
Our principal executive offices are located at 12265 El Camino Real, Suite 210, San Diego, California 92130 and our telephone number at that address is (844) 265-7622. Additional information can be found on our website: www.banksocal.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this annual report.
Public Information
Our SEC filings are available to the public on the SEC’s Internet site at http://www.sec.gov. You may also obtain these documents, free of charge, from the investor relations section of our website at http://www.banksocal.com.
Supervision and Regulation
We are extensively regulated under federal and state law. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and its primary regulator is the Federal Reserve. As a national bank, the Bank is overseen by the OCC, which has responsibility to ensure safety and soundness of the national banking system; ensure fair and equal access to financial services; enforce anti-money and anti-terrorism finance laws; and for banks under $10 billion in assets, enforce consumer protection regulations. In addition, as an insured depository institution, we are subject to regulation by the FDIC.
Federal and state laws and regulations generally applicable to financial institutions regulate our scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the federal banking agencies is intended primarily for the protection of clients and depositors, the stability of the U.S. financial system, and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders or debt holders.
The following discussion explains the major legislation and regulation affecting the banking industry and how that legislation and regulation affects our business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation or regulation may have on our future business and earnings.

Capital Adequacy
Bank holding companies and depository institutions are generally required to maintain minimum levels of capital and are subject to consolidated risk-based and leverage capital rules. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are exempt from these consolidated capital rules. Therefore, while these capital requirements apply to the Bank, they do not currently apply to the Company on a consolidated basis. Upon closing of the Merger, the Company will need to comply with the consolidated risk-based and leverage capital rules.
The federal banking agencies have adopted minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.
In addition to the minimum risk-based capital and leverage ratios, depository institutions must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. A depository institution with capital levels falling within the buffer may be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.
The following table presents the minimum ratios of capital required to be categorized as well-capitalized and adequately capitalized applicable to the Bank:

	Minimum Capital Required
	To be	Capital	To be Well-
	Adequately	Conservation	Capitalized under
	Capitalized	Buffer Phase-In	PCA Provisions
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	8.0%	10.5%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	6.0%	8.5%	8.0%
CET1 Capital (to Risk-Weighted Assets)	4.5%	7.0%	6.5%
Tier 1 Capital (to Average Assets)	4.0%	4.0%	5.0%
The capital rules require that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially included in CET1 capital, subject to deductions defined in the rules.
Banking regulators also consider interest rate risk (arising when the interest rate sensitivity of a bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.
Enforcement Powers
If a federal banking agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank holding company, a bank or their operations are unsatisfactory or that it or its management was in violation of any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors of the bank; and if the federal banking agency concludes that such conditions at the bank holding company or the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which would then require it to cease its banking operations.
Regulation of the Company
As a bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve under the Bank Holding Company Act and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve regularly examines us, may examine any of our subsidiaries and charges us for the cost of the examinations. The Federal Reserve also has extensive enforcement authority over bank holding companies, as discussed above, and may require that a holding company divest subsidiaries (including its bank subsidiaries).
Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:
•acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•acquiring all or substantially all of the assets of any bank; or
•merging or consolidating with any other bank holding company.
Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved in the transaction. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed above.
On January 29, 2024, the OCC announced a proposed rule to eliminate expedited processing and use of streamlined application forms with respect to transactions subject to its review and approval under the Bank Merger Act (“BMA”). Additionally, the proposed rule would codify an agency policy statement outlining general principles to be followed by the OCC staff when reviewing applications under the

BMA. Such principles would, among other things, establish indicators of proposed transactions that generally are consistent with regulatory approval, as well as those that raise supervisory or regulatory concerns and therefore would require applicants to address or remediate specific areas of concern in order to secure regulatory approval. The OCC’s proposal suggests that generally there will be additional scrutiny of transactions under the BMA by the agency. The Federal Reserve and FDIC have not proposed a similar rulemaking, but the agencies may be impacted or influenced by the actions of the OCC. The OCC’s proposed rule is subject to a public comment period and the timing and prospects for the adoption by the OCC of a final rule are uncertain at this time.
Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, as amended, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is generally presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of the bank holding company, but the regulations set forth certain circumstances in which this presumption does not apply, and the regulations also provide a procedure for challenging presumptions of control.
Permitted Activities. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm Leach Bliley Act (“GLBA”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company to engage in activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among other activities, certain insurance, advisory and securities activities. We have not elected to be a financial holding company.
Imposition of Liability for Undercapitalized Subsidiaries: Source of Strength. Under the Federal Deposit Insurance Act (the “FDIA”) federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company controls the Bank. The FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See “Regulation of the Bank — Prompt Corrective Action” below.
Federal law and Federal Reserve policy require that the Company act as a source of financial and managerial strength to the Bank, committing capital resources to the Bank when needed, including at times when it may not be in a financial position to do so. As discussed above, the Company could be required to guarantee a capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank Holding Company Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Restrictions on Dividends and Stock Repurchases. Our ability to pay dividends to our shareholders is limited by the regulations and policies of the Federal Reserve applicable to bank holding companies and general corporate law. It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of current income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares or paying dividends during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in regulatory capital prior to stated maturity if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.
As a California corporation, we are subject to California law, which permits California corporations to distribute cash or property to shareholders, including as a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, we may make a distribution from retained earnings to the extent that our retained earnings exceed the sum of the amount of the distribution plus the amount, if any, of dividends in arrears on shares with preferential dividend rights. We may also make a distribution if, immediately after the distribution, the value of our assets equals or exceeds the sum of our total liabilities plus the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, we may not make distributions if we are, or as a result of the distribution would be, likely to be unable to meet our liabilities (except those whose payment is otherwise adequately provided for) as they mature.
The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the Bank’s payment of dividends or management fees to the Company. During the year ended December 31, 2023, the Bank paid dividends to the Company of $2.0 million. The Bank paid dividends to the Company of $3.0 million during the year ended December 31, 2022. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “Regulation of the Bank — Dividend Restrictions Applicable to the Bank,” below.
Regulation of the Bank
The Bank is a national banking association chartered under the National Bank Act. As a national bank, the Bank is subject to supervision and regulation by the OCC, the chartering authority for national banks. The deposit accounts of the Bank are insured by the FDIC to the maximum extent provided under federal law and the Bank is therefore subject to certain FDIC regulations as well. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to bring enforcement actions prohibiting the continuance or development of unsafe or unsound banking practices or other violations of law as discussed above. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank, its business, activities, and operations.
Prompt Corrective Action. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2023, the Bank’s capital levels exceeded the minimum levels required to be considered “well-capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well-Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a
An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes. An institution may be downgraded to a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.
Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories: undercapitalized, significantly undercapitalized, and critically undercapitalized. The severity of the action depends upon the capital category in which the institution is placed. As an institution’s capital decreases, the regulators’ enforcement powers become more severe.
In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The federal banking regulators require that each company having control of the undercapitalized institution guarantees the subsidiary depository institution’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
Dividend Restrictions Applicable to the Bank. The primary source of funds for the Company is expected to be dividends paid by the Bank. OCC regulations impose various restrictions on the ability of a national bank to make capital distributions, including dividends, stock redemptions or repurchases, and certain other distribution. Generally, a national bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met.
Acquisitions and Branching. The OCC must approve the Bank’s acquisition of other financial institutions and certain other acquisitions, such as the acquisition and assumption of the deposits of another depository institution.
Generally, the Bank may establish branches nationwide, but branching by acquisition may be restricted by applicable state law.
Lending Limits. Our ability to make aggregate loans-to-one-borrowing relationship is generally limited to 15% of unimpaired capital and surplus. If the loan is secured by readily marketable collateral, the limit is raised by 10%, bringing the total to 25% of unimpaired capital and surplus. Capital and surplus means Tier 1 and Tier 2 capital plus the amount of ACL not included in Tier 2 capital. We do not have loans in excess of our loans-to-one borrower limit.
FDIC Insurance Assessments. Our deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law. As an FDIC insured financial institution, we are subject to deposit insurance assessments as determined by the FDIC.
Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances.
On November 16, 2023, the FDIC adopted a final rule imposing a special assessment for the recovery of losses to the Deposit Insurance Fund stemming from the protection of uninsured depositors after the closures of Silicon Valley Bank and Signature Bank. The final rule, which is expected to become effective on April 1, 2024, exempts most Insured Depository Institutions that are part of a small banking organization from making payments under the special assessment. The special assessment will not apply to any banking organizations with total assets under $5 billion.

Concentrations in Commercial Real Estate Lending. The federal banking regulators have issued guidance to identify institutions that may be exposed to potential significant CRE lending risks and may therefore warrant greater supervisory scrutiny. The guidance includes the following numerical tests:

•total reported loans for construction, land development and other land represent 100% or more of the institution’s total risk-based capital, or
•total CRE loans represent 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the previous 36 months.
The guidance does not limit a bank’s levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. Banking regulators expect banks with concentrations of CRE loans to maintain appropriate underwriting discipline, risk-management and capital commensurate with the level and nature of their CRE risks.
Community Reinvestment Act. The CRA requires that the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. Federal banking agencies must consider an institution’s CRA compliance in approving mergers, acquisitions, and applications to open a branch. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements.
On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We have begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.
Anti-Money Laundering and Suspicious Activity. Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Patriot Act require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on clients. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the noncompliant bank. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.
Transactions with Affiliates and Insiders. We are subject to the provisions of Regulation W promulgated by the Federal Reserve, which implements Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount and terms of the Bank’s loans or extensions of credit to, investments in, or certain other transactions with the Company or any other affiliated entity. Regulation W also prohibits, among other things, a depository institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.
Data Privacy and Cybersecurity. The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker-dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. The GLBA established certain information security guidelines that require each financial institution to maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution is expected to have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
Consumer Laws and Regulations. We are subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others.
The Dodd-Frank Act centralized responsibility for federal consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.
Effect of Environmental Laws and Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. In the opinion of management, we do not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup. We believe our primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists at a property that the Bank intends to finance, the Bank mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination. The environmental site assessment provides a detailed review of present and past uses of the subject property and adjacent sites to confirm any potential collateral contamination of commercial real estate parcels and identifies higher than normal potential for environmental impact to the specific real property collateral. If warranted, the site assessment will recommend a more detailed investigation. Environmental assessments are also typically required prior to any foreclosure activity involving nonresidential real estate collateral.
Future Legislation and Regulation
Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. Proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, consolidated financial condition and consolidated results of operations.

Item 1A. Risk Factors
Investing in our common stock involves a significant degree of risk. You should carefully consider the following risk factors which we have identified as being material to us, in addition to the other information contained in this annual report, including our consolidated financial statements and related notes, before deciding to invest in our common stock. Any of the following risks, as well as risks that we do not know or that we currently deem immaterial, could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and future prospects. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risk Factors Summary
This section summarizes some of the risks potentially affecting our business, consolidated financial condition, consolidated results of operations and future prospects. These risks and others are discussed in more detail further below in this section. You should consider this summary together with the more detailed information provided below.
Economic, Market and Investment Risks
•We face difficult market conditions relating to increasing interest rates and market volatility following the recent failures of some financial institutions.
•We may be adversely affected by the lack of soundness of other financial institutions
•We have unrealized losses in our securities portfolio.
•We may be required to pay higher FDIC premiums.
•We face risk related to pandemic, natural disasters, acts of terrorism and global conflicts.
•We are particularly vulnerable to an economic downturn in Southern California.
•Increasing interest rates may affect net interest income and otherwise negatively impact our consolidated financial condition and consolidated results of operations.

Risks Related to Lending and Credit
•We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses. Our allowance for credit losses may not be adequate to cover actual losses.
•Regulatory policies regarding commercial real estate loans could limit our ability to leverage our capital and limit our growth.
•The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
•In addition to general lending risks, we face particular risks related to our SBA, real estate, commercial real estate, construction, commercial and consumer lending.
•We have a significant number of loans secured by real estate, so we face risks related to a downturn in the real estate market and the impact of increasing interest rates on our real estate loans.
Liquidity and Capital Risks
•A lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our consolidated financial condition.
•We may need to raise additional capital, but additional capital may not be available.
•We rely on the dividends and return of capital from our Bank subsidiary.
Strategic Risks
•We face risks related to our growth, expansion and any acquisitions we may pursue.
•We may experience goodwill impairment.
•Competition may limit our growth and profitability.
•The Merger may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
•Termination of the Merger Agreement could negatively impact us.
•We will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.
•The Merger Agreement limits our ability to pursue acquisition proposals.
•We will incur substantial costs related to the Merger.
Regulatory and Compliance Risks
•We operate in a highly regulated environment and the laws and regulations regarding capital requirements, anti-money laundering, information security and many other aspects of our business. Our failure to so comply could adversely affect us and our future growth.
Technology Risks
•Our failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
•We face risks related to network failures, cyberattacks and data security breaches, which could subject us to increased operating costs as well as litigation and other liabilities.

Operational Risks
•Our enterprise risk management framework may not be effective in mitigating risk, including those related to fraud or data processing errors.
•We depend on the use of data, modeling and estimates, yet the data, models and estimates we use may be inaccurate or incorrect.
•We rely on third-party service providers for key aspects of our operations.
•Climate change could have a material negative impact on us and our clients.
Risks Related to an Investment in our Common Stock
•Our charter documents and banking laws may have an anti-takeover effect.
•As an emerging growth company and a smaller reporting company, we may take advantage of reduced regulatory and reporting requirements under the federal securities laws, which may make our common stock less attractive to investors.
•We may issue additional equity securities which may adversely affect existing holders of our common stock.
•Our common stock is not insured or guaranteed by the FDIC.
Risk Factors
ECONOMIC, MARKET AND INVESTMENT RISKS
Difficult market conditions are adversely affecting the banking industry.
The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations.
If volatility and uncertainty continue, we may face the following risks:
a.depositor confidence may be shaken, which could lead to deposit outflows that could cause liquidity concerns;
b.market disruptions make valuation of our assets even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch;
c.increased regulation of the banking industry;
d.compliance with such regulation may increase our costs and limit our ability to pursue business opportunities; and
e.market developments and the resulting economic pressure on customers may affect customer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for credit losses. Competition in the industry could intensify as a result of the increasing consolidation of financial institutions in connection with the current market conditions.

While we are unable to predict the full impact of this turmoil, it may result in, among other things, increased regulatory pressures, which could have material adverse effects on our business, consolidated financial condition, consolidated results of operations and growth prospects.
We may be adversely affected by the lack of soundness of other financial institutions
The recent failures of some depository institutions have raised concerns among depositors that their deposits may be at risk. While we believe the Bank is operated in a safe and sound manner, a market-wide loss of depositor confidence caused by the failures or the perceived unsoundness of other depository institutions could lead to deposit outflows at the Bank, potentially at levels that could require that we borrow funds or sell securities or other assets to address liquidity concerns, any of which could adversely affect our consolidated operating results, business prospects and capital.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have an adverse effect on our business, consolidated financial condition and consolidated results of operations.
We have unrealized losses in our securities portfolio. If required, recognizing these losses would reduce our net earnings and shareholders’ equity, possibly significantly.
Changes in the fair value of the securities in our securities portfolio may result from a number of circumstances that are beyond our control, such as changes in interest rates, the financial condition of municipalities, government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity.
Accounting principles generally accepted in the United States of America (“GAAP”) requires that we carry held-to-maturity debt securities at amortized cost, adjusted for accretion discounts and amortization of premiums. As a result, and in accordance with GAAP, our consolidated balance sheets do not reflect changes in the fair value of our held-to-maturity debt securities. To carry debt securities as held-to-maturity, we must have the intent and ability to hold the securities until maturity. Therefore, if we were to sell any held-to-maturity debt securities prior to maturity or determine that we need to do so for liquidity purposes, such as to cover withdrawals by our depositors that are greater than we anticipated, we would be required to realize a loss on those debt securities to the extent the amortized cost exceeds their fair value when the debt securities were sold or reclassified as available-for-sale. As of December 31, 2023 and 2022, in accordance with GAAP, our held-to-maturity debt securities had gross unrealized losses of $3.2 million and $6.0 million. Therefore, if we were required to sell or reclassify our held-to-maturity debt securities, we could be required to recognize losses that would materially reduce our net earnings and shareholders’ equity.
GAAP requires that we carry our available-for-sale debt securities at fair value on our consolidated balance sheets. Unrealized gains or losses on these debt securities, reflecting the difference between the fair value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. If our debt securities decline in fair value and other than temporary impairments of these assets results, we would be required to recognize a loss which could materially reduce our net income and capital levels.
We face risks related to pandemics, natural disasters, global climate change, acts of terrorism and global conflicts.
Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts including the Russia-Ukraine War, the Israel-Hamas War, or other similar events have in the past, and may in the future have, a negative impact on our business and operations. Our business and most of the collateral securing our loans are concentrated in Southern California, which is prone to earthquakes, fires, mudslides, drought, flooding and other natural disasters. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
Our business is concentrated in Southern California and we are particularly vulnerable to an economic downturn in our primary market area.
We primarily serve businesses, organizations and individuals located in Southern California, which we define as including the California counties of Orange, Los Angeles, Riverside, San Diego and Ventura. As a result, we are exposed to risks associated with lack of geographic diversification. An economic downturn or decrease in property values in Southern California, adverse changes in laws or regulations in California could impact the credit quality of our assets, the businesses of our customers and the ability to expand our business. Our success significantly depends upon the growth in population, income levels, commerce, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.
We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
The market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and consolidated financial condition. Declines in the real estate market could hurt our business because if real estate values were to decline, the collateral for our loans would provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.
Interest rate shifts may affect net interest income and otherwise negatively impact our consolidated financial condition and consolidated results of operations.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most banks, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.
When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results of operations. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.
Changes to prevailing interest rates could, among other things, (1) affect our ability to originate loans at competitive rates or reduce the demand for loans, which could limit our loan growth, (2) increase loans costs for existing borrowers with variable rate loans, potentially impacting credit quality, (3) make it more difficult or costly for us to obtain and retain deposits, which could reduce our net interest margin or our liquidity, (4) reduce the fair value of our financial assets and liabilities, which could result in losses or (5) change the average duration of our loan portfolios and other interest-earning assets. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Any steps we may take to mitigate these risks could impact our growth, credit quality and overall profitability.
RISKS RELATED TO LENDING AND CREDIT
Our loan portfolio exposes us to credit risk, but we may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.
The primary component of our business involves making loans to our clients. The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover losses in the event of a default. Our risk management practices, such as managing the concentration of our loans within specific industries, loan types and geographic areas, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively measure and manage the credit risk, including non-performing assets, associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, consolidated financial condition and consolidated results of operations.

Our allowance for credit losses may not be adequate to cover actual losses.
We maintain an allowance for credit losses (“ACL”), which is established to absorb future expected credit losses. We have a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. We may be unable to identify all deteriorating credits prior to them becoming non-performing assets, or to limit losses on those loans that are identified. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), we can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. We monitor the adequacy of our ACL and may need to increase it if, for example, economic conditions deteriorate, property values decrease or expected credit losses otherwise increase. The OCC reviews our ACL as an integral part of its examination process and may require that we increase it based on their judgment, which may be different than ours. Additional provision to increase the ACL, should they become necessary, would decrease our net income and reduce our capital.
Effective January 1, 2023, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL.” CECL changes the ACL methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our ACL and future provisions for credit losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. Our ACL may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. We adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of approximately $3.9 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the allowance for credit losses (“ACL”) of $5.5 million, net of related deferred tax assets arising from temporary differences of $1.6 million, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2023, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2023, as well as management’s current expectation of future economic conditions.
Regulatory policies regarding loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance regarding concentrations in CRE lending for institutions that are deemed to have particularly high concentrations of CRE loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total CRE representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s CRE loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential CRE concentration risk. An institution that is deemed to have concentrations in CRE lending is expected to employ heightened levels of risk management with respect to its CRE portfolios, and may be required to maintain higher levels of capital.

As of December 31, 2023, our CRE loans for purposes of this guidance represented 529.5% of our total risk-based capital. As of December 31, 2023, total loans secured by CRE under construction and land development represented 84.0% of our total risk-based capital. As a result, the OCC, which is the Bank’s federal banking regulator, could view the Bank as having a high concentration of CRE loans under this guidance.
Although we actively work to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are appropriate to address our CRE concentration, we face heightened regulatory scrutiny as a result of our CRE loan concentrations. The OCC or other federal regulators could become concerned about our CRE loan concentrations and we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our CRE portfolio. Further, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, consolidated financial condition and consolidated results of operations.
We may suffer losses in our loan portfolio despite our underwriting practices.
We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuations of collateral based on reports of independent appraisers, and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our ACL.
The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
We target our business development and marketing strategy to serve the banking and financial services needs of our community, including small- to medium-sized businesses and real estate owners. These small- to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our consolidated financial condition and consolidated results of operations.
Construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
At December 31, 2023, our construction and land development loans totaled $239.6 million, or 12.2% of our loans held for investment portfolio, excluding SBA loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In addition, this type of lending also typically involves higher loan principal amounts. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Higher than anticipated development costs may cause actual results to vary significantly from those estimated. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.
Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which complicates the process of working with our problem construction loans. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Further, in the case of speculative construction loans, there is the added risk associated with the borrower obtaining a take-out commitment for a permanent loan. Loans on land under development or held for future construction also pose additional risk because of the lack of income production by the property and the potential illiquid nature of the collateral.
For all of these reasons and uncertainties, construction and land development loans may represent greater risks than other types of loans.
SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the U.S. federal government. We are designated by the SBA as a Preferred Lender. As an SBA Preferred Lender, we are able to offer SBA loans to our customers without the potentially lengthy SBA approval process for application, servicing or liquidation actions required for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including the potential loss of the SBA Preferred Lender designation. If we lose our status as an SBA Preferred Lender, we may lose some or all of our SBA loan customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our consolidated financial results.
Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, consolidated financial condition and consolidated results of operations.
The SBA’s 7(a) Loan Program is the SBA’s primary program for helping small businesses, with financing guaranteed for a variety of general business purposes. Typically, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, consolidated financial condition or consolidated results of operations.
As of December 31, 2023, we had $120.5 million of SBA loans, excluding Paycheck Protection Program (“PPP”) loans, or 6.2% of total loans held for investment. The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.
LIQUIDITY AND CAPITAL RISKS
Liquidity, primarily through deposits, is essential to our business. A lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our consolidated financial condition, consolidated results of operation and cash flows.
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.
Liquidity is essential for the operation of our business. Market conditions, unforeseen outflows of funds or other events could have a negative effect on our level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business transactions at a reasonable cost and in a timely manner. If our access to stable and low-cost sources of funding, such as client deposits, is reduced, we may need to use alternative funding, which could be more expensive or of limited availability. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.
Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, customers seeking to maximize deposit insurance by limiting their deposits at a single financial institution to $250,000, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors.
Furthermore, loans generally are not readily convertible to cash. From time to time, if our ability to raise funds through deposits, borrowings, the sale of investment securities and other sources are not sufficient to meet our liquidity needs, we may be required to rely on alternative funding sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such alternative funding sources include FHLB advances, Federal Reserve borrowings, brokered deposits, unsecured federal funds lines of credit from correspondent banks and/or accessing the equity or debt capital markets. The availability of these alternative funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “ well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the alternative funding sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access alternative funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our consolidated financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our consolidated financial condition and consolidated results of operations.
We may need to raise additional capital, but additional capital may not be available.
We may need to raise additional capital, in the future, to support our growth, strategic objectives or to meet regulatory or other internal requirements. Our ability to access the capital markets, if needed, will depend on a number of factors, including our consolidated financial condition, our business prospectus and the state of the financial markets. If capital is not available on favorable terms when we need it, we may have to either issue common stock or other securities on less than desirable terms or curtail our growth until market conditions become more favorable. Any diminished ability to raise additional capital, if needed, could restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely. Such events could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.
We rely on the dividends and return of capital it receives from its subsidiary.
The Company is a separate and distinct legal entity from the Bank. As a holding company with no significant assets other than the Bank, the Company depends on dividends from the Bank to fund operating expenses, service debt and pay taxes. While the Company has not historically paid dividends or repurchased shares, its ability to do so would depend in large part upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer. See “Supervision and Regulation - Capital Adequacy.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 14 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.
In the event the Bank is unable to pay dividends to the Company, the Company could have difficulty meeting its other financial obligations and may need to seek other forms of liquidity, such as the sale of stock or indebtedness. The inability of the Bank to pay dividends to the Company could have a material adverse effect on our business, including the market price of our common stock.
STRATEGIC RISKS
Our growth and expansion may strain our ability to manage our operations and our financial resources.
Execution of our business strategies may require certain regulatory approvals or consents, which may include approvals of the Federal Reserve, the OCC and other regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies, which may negatively impact our ability to realize fully the expected benefits of certain opportunities.
We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval or requirements, and we may be subject to potentially increased regulatory requirements in the future. Our regulators will consider, among other things, our capital, liquidity, profitability, regulatory compliance, adequacy of risk management, and levels of goodwill when considering acquisition and expansion proposals. The Federal Reserve, FDIC, and OCC are currently reevaluating the framework for review of bank mergers and acquisitions. On January 29, 2024, the OCC announced a proposed rule to eliminate expedited processing and use of streamlined application forms with respect to transactions subject to its review and approval under the BMA. Additionally, the OCC’s proposal highlights additional scrutiny of transactions generally. The Federal Reserve and FDIC have not proposed a similar rulemaking, but the agencies may be impacted or influenced by the actions of the OCC.

Our failure to manage acquisitions may have a material adverse effect on our consolidated financial condition, and consolidated results of operations.
As part of our growth strategy, we intend to pursue prudent and commercially attractive acquisitions that will position us to capitalize on market opportunities. Over the last three years, we have grown rapidly through both organic growth and acquisitions.
Our future results of operations will depend in large part on our ability to successfully integrate the operations of any institutions we may acquire in the future and retain the customers of those institutions. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, our consolidated results of operations may be adversely affected. To be successful, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.
Acquiring other banks or branches involves risks commonly associated with acquisitions including, among other things, the risk of incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions, the risk that acquisition activity may divert our management’s attention from other aspects of our business, the difficulty in estimating the value of a target company, and the risk that an acquired business may not perform in accordance with our expectations. Our failure to manage acquisitions and other significant transactions successfully may have a material adverse effect on our consolidated financial condition and consolidated results of operations, and cash flows.
Combining the Company and CBC and may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
We and CBC have operated and, until the completion of the Merger, will continue to operate independently. The success of the proposed transaction, will depend, in part, on the ability to realize the anticipated cost savings from combining our businesses and CBC’s. To realize the anticipated benefits and cost savings, we must successfully integrate and combine both businesses in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings. If we experience difficulties with the integration process, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Merger. In addition, the actual cost savings could be less than anticipated.
Termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be adverse consequences. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Also, we have devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger are not completed. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay to CBC a termination fee of $9.3 million.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.
Uncertainty about the effect of the Merger on employees, customers, and other persons we have a business relationship with may have an adverse effect on our business, operations, and stock price. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. These retention challenges could require us to incur additional expenses to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing the Merger and to refrain from taking certain actions. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger. We may delay or abandon projects and other business decisions could be deferred during the pendency of the Merger.
We will incur substantial costs related to the Merger.
We have incurred and expect to incur a number of significant non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial and other printing costs, and other related costs. Some of these costs are payable regardless of whether the Merger is completed. We may incur additional costs to maintain employee morale and retain key employees during the pendency of the Merger. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction costs over time.
The Merger Agreement limits our ability to pursue acquisition proposals.
The merger agreement prohibits us from soliciting, initiating, knowingly encouraging, or knowingly facilitating certain third‑party acquisition proposals. These provisions, which could result in a termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our Company from considering or proposing such an acquisition.
We may experience goodwill impairment.
Goodwill is initially recorded at fair value and is not amortized but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. The determination of whether impairment has occurred, takes into consideration a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Our goodwill was not considered impaired as of December 31, 2023 and 2022; however, no assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse affect on our business, consolidated financial condition, and our consolidated results of operations. Furthermore, even though goodwill is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.
Our reputation is critical to the success of our business and our failure to maintain our reputation may materially adversely affect our performance.
Our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, if our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our consolidated results of operations may be materially adversely affected.
New lines of business, products, product enhancements or services may subject us to additional risk.
From time to time, we may implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, yet our new products or product enhancements may not be successful or may require more resources or expertise than we anticipated. We may also face factors, such as regulatory compliance, competitive alternatives and shifting market preferences, any of which may impact the success of a new line of business or offerings of new products, product enhancements or services. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.
COMPETITIVE RISKS
Competition may limit our growth and profitability.
Competition in the banking and financial services industry is intense. We compete with commercial banks, credit unions, mortgage banking firms, finance companies, non-bank lenders including ‘fintech” lenders, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.
KEY PERSONNEL RISKS
We rely heavily on our executive management team and other key personnel for our successful operation, and we could be adversely affected by the unexpected loss of their services.
Our success depends in large part on the performance of our key personnel that have substantial experience and tenure with us and in the markets that we serve. Our continued success and growth depend in large part on the efforts of these key personnel and ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement and succeed to our core senior management team.

If we are not able to attract, retain and motivate key personnel, our business could be negatively affected.
Our future success depends in large part on our ability to retain and motivate our existing employees and attract new employees. Competition for the best employees can be intense and has increased since the beginning of the COVID-19 pandemic. If we are not able to attract, retain and motivate key personnel, both in business line and corporate functions, could have a material adverse impact on our growth, consolidated results of operations and consolidated financial condition.
REGULATORY AND COMPLIANCE RISKS
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us and our future growth.
Bank holding companies and banks are highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements from government agencies such as the Federal Reserve, the OCC and the FDIC, which govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our common stock.
As part of the bank regulatory process, the OCC and the Federal Reserve periodically conduct examinations of our businesses, including compliance with laws and regulations. If, as a result of an examination, either of these banking agencies were to determine that our financial condition, capital adequacy, asset quality, earnings prospects, management capability, liquidity, asset sensitivity to market risks, asset management, risk management or other aspects of any of our operations have become unsatisfactory, or that we or our management were in violation of any law or regulation, our regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to pay additional deposit insurance premiums, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove our officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, terminate our deposit insurance and our charter to operate. If we become subject to such regulatory actions, our business, consolidated financial condition and consolidated results of operations, and reputation could be adversely affected.
We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws could damage our reputation or otherwise adversely affect our business.
Our business requires the collection and retention of volumes of customer data in various information systems that we maintain and in those maintained by third party service providers. We are subject to complex and evolving laws and regulations regarding privacy and data protection including the GLBA and the California Consumer Privacy Act. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws. Concerns regarding the effectiveness of our measures to safeguard data could cause us to lose customers or potential customers and reduce our revenue. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or result in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, consolidated financial condition and consolidated results of operations.
Our failure to comply with stringent capital requirements could result in regulatory criticism, requirements and restrictions.
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. Our failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends, our ability to make acquisitions, and our business, consolidated financial condition and consolidated results of operations. These limitations establish a maximum percentage of eligible retained income that could be utilized for these actions. See “Supervision and Regulation - Capital Requirements.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 14 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 in this annual report.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), and other laws and regulations require financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.
To comply with laws and guidelines in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be required to dedicate additional resources to our anti-money laundering program and could be subject to liabilities, including fines, and regulatory enforcement actions restricting our growth and restrictions on future acquisitions and de novo branching.
TECHNOLOGY RISKS
Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, growth and consolidated results of operations.
System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Further, our remediation efforts in response to these events may not be successful. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Attempts to breach sensitive customer data, such as account numbers and social security numbers, present significant reputational, legal and/or regulatory costs to us, if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. We cannot assure that we will not be the victim of successful hacking or cyberattacks in the future that could cause us to suffer material losses or that our efforts to remediate any such attack will be successful. The occurrence of any cyber-attack or information security breach could result in potential liability to customers, reputational damage and the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, consolidated financial condition and consolidated results of operations.
OPERATIONAL RISKS
Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to adequately or timely enhance our enterprise risk framework to address those changes. If our enterprise risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates.
We are subject to certain operational risks, including, but not limited to, internal or external fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.
This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity.
We depend on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
The use of statistical and quantitative models and other quantitatively-based analyses is prevalent in bank decision making and regulatory compliance processes, and the use of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit losses measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, consolidated financial condition and consolidated results of operations.
We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, consolidated results of operations and prospects.
We may fail to maintain effective internal controls over financial reporting.
Our management is responsible for establishing and maintaining a system of internal controls over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and for evaluating and reporting on that system of internal control. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to refine our internal controls over financial reporting. Maintaining and improving the effectiveness of our disclosure controls and procedures and internal controls over financial reporting will require that we continue to expend, significant resources, including accounting-related costs and significant management oversight.
Nevertheless, these efforts may not be sufficient to result in an effective internal control environment. In addition, there are risks that individuals, either employees or contractors, consciously circumvent established control mechanisms by, for example, exceeding trading or investment management limitations, or committing fraud. If we fail to maintain effective internal controls over financial reporting, we may not be able to report our consolidated financial results accurately and in a timely manner, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our consolidated financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.
We rely on third-party service providers for key aspects of our operations.
We rely on third parties for certain services, including, but not limited to, our critical core banking, web hosting and other processing services. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of these services could interrupt our operations. Because our information technology and telecommunications systems interface depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing issues with our third-party service providers could entail significant delay, expense and disruption of service. Even if we are able to replace third-party service providers, it may be at a higher cost to us. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against us. Any of these factors could adversely affect our business, consolidated financial condition and consolidated results of operations.
Climate change could have a material negative impact on us and our clients.
Concerns over the long-term impact of climate change have led and will continue to lead to governmental efforts to mitigate those impact. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. Among the impact to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
Our business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on us and our clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.
The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess. Any of the risks associated with climate change could have a material negative impact on our business, consolidated financial condition and consolidated results of operations.
Our consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period, to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the ACL, particularly in light of the adoption of the CECL standard in 2023; the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK
Our common stock currently has a limited trading market and is thinly traded, and a more liquid market for our common stock may not develop.
Our common stock is currently listed on the Nasdaq Capital Market under the trading symbol “BCAL.” Our stock price has been volatile in the past and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control and may be unrelated to our actual operating performance.
We are an emerging growth company, and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding shareholder advisory votes on executive compensation or golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably opted to decline this extended transition period, which means that any consolidated financial statements that we file will be subject to all new or revised accounting standards generally applicable to public companies. We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.235 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to provide an auditor attestation of our internal control over financial reporting and reduced disclosure regarding our executive compensation arrangements in our periodic reports and proxy statements. Investors may find our common stock less attractive because we intend to rely on certain of these exemptions, which may result in a less active trading market and increased volatility in our stock price.
We may issue additional equity securities, or engage in other transactions, which could affect the priority of our common stock, which may adversely affect the market price of our common stock.
Our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may also issue shares of preferred stock that will provide new investors with rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. We cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be completed.

Any additional equity issuances may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.
An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
An investment in our common stock is not a deposit account or other obligation of the Bank and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other governmental, public or private entity. An investment in our common stock is subject to many risks, such as those described in this document and others. As a result, if you acquire our common stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company implements a comprehensive Information Security Program ("Program") to safeguard data confidentiality, integrity, and availability. The Program leverages recognized frameworks like National Institute of Standards and Technology (or NIST) and Federal Financial Institutions Examinations Council (“FFEIC”) to identify, prevent, and mitigate cybersecurity threats. Regular assessments and updates ensure the Program's effectiveness in managing and reducing risk.
The Program integrates seamlessly with the company's enterprise risk management program. Continuous threat and vulnerability assessments inform system and control updates, effectively mitigating risks. Layered security controls work together to protect customer information and transactions. Additionally, third-party experts conduct periodic program evaluations through penetration testing, audits, and best practice consultations, with results driving program improvement initiatives. As a regulated entity, Bank of Southern California undergoes regular bank regulatory examinations evaluating the information security program and its compliance with federal regulations.
The Company's third-party risk management program oversees and identifies cybersecurity threats associated with service providers. While visibility into third-party operations is limited, risk-based evaluations are conducted. These evaluations involve reviewing security assessment questionnaires, testing summaries, audit reports, and information security policies.
Recognizing the importance of continuous security awareness, the Company provides comprehensive employee training. This includes mandatory cybersecurity and fraud training at onboarding, monthly email phishing tests, and annual computer-based training.
In addition, the Company has an incident response plan (“IRP”) that is in effect if an event is identified by information technology or information security team or one of our third party vendors. The Company’s Information Security Officer (“ISO”) would activate the IRP and communicate with the team members in accordance with the IRP. If the incident is material, the Chief Risk Officer would disclose the incident to the management Disclosure Control Committee.

While no material cybersecurity incidents have been identified during the reported fiscal year, the Company acknowledges the ongoing and evolving nature of cyber threats and remains vigilant in its efforts.
Governance
The Company's internal controls incorporate a protocol for reporting and escalating information security matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board oversees continuous efforts to strengthen operational resilience and receives ongoing education to enhance their oversight capabilities in the face of evolving threats. The ISO, who reports directly to the Chief Risk Officer, periodically updates the Company’s Information Technology Committee, the Company’s Audit and Risk Committee (“ARC Committee”) and the Board of Directors on information and cybersecurity risks, threats, exposures, and mitigation measures. The Company's IRP is regularly tested, incorporating cybersecurity scenarios.
The ISO leads program development, implementation, and reporting to the Board. The ISO possesses extensive experience with over 25 years securing information systems and data holding many industry certifications including Microsoft Certified Software Engineer + Security, Exchange Security, Comptia Security+, Pentest+, Cyber Security Analyst(CYSA+), Cisco Certified Network Admin + Security enhancement, Cisco Certified Design architect and Certified Ethical Hacker. Recognizing cybersecurity as a shared responsibility, the Company conducts periodic management-level simulations and tabletop exercises with external resources and advisors as needed.
The Board of Directors provides ultimate oversight and monitoring of the Program and its policies. The ARC Committee oversee areas like information technology activities, cybersecurity-related risks, and disaster recovery processes. Additionally, management-level technology and security personnel oversee program management and related assessments, while operational committees manage specific cybersecurity-related risks.
While not currently experiencing material impacts, the Company acknowledges the existence of cybersecurity risks.

Item 2. Properties
Our principal executive offices are located in Del Mar, California. As of December 31, 2023, our properties included five administrative offices and 13 branches in Los Angeles, Orange, Riverside, San Diego and Ventura counties. We own three properties and lease the remaining properties and believe that, if necessary, we could secure suitable alternative properties on similar terms without materially adversely affecting operations. For information regarding our lease commitments, refer to Note 5 - Premises and Equipment to the Consolidated Financial Statements. The following table provides the physical location of our 13 branches at February 14, 2024.

Office	Address	Square Footage	Own
Principal Executive Office	12265 El Camino Real, Suite 210, San Diego, CA 92130	5,816
Branches:
Carlsbad	3142 Tiger Run Court, Suite 107, Carlsbad, CA 92010	1,404
Del Mar	12265 El Camino Real, Suite 210, San Diego, CA 92130	6,569
Downtown San Diego	1620 5th Avenue, Suite 120, San Diego, CA 92101	871
Encino	16255 Ventura Blvd., Ste 1100, Encino, CA 91436	2,873

Office	Address	Square Footage	Own
Glendale	801 N. Brand Blvd., Suite 185, Glendale, CA 91203	8,284
Irvine	400 Spectrum Center Drive, Suite 100, Irvine, CA 92618	2,365
La Quinta	47-000 Washington, La Quinta, CA 92253	5,200	X
Ramona	1315 Main Street, Unit A, Ramona, CA 92065	1,476
Rancho Mirage	40101 Monterey Avenue, #H, Rancho Mirage, CA 92270	5,000	X
Rancho Santa Margarita	22342 Avenida Empresa, Suite 101A, Rancho Santa Margarita, CA 92688	2,971
Santa Clarita	23780 Magic Mountain Pkwy, Santa Clarita, CA 91355	15,240	X
West Los Angeles	1640 S. Sepulveda Blvd., Suite 130, Los Angeles, CA 90025	2,560
Westlake Village	875 S. Westlake Blvd., Suite 101, Westlake Village, CA 91361	3,427

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information; Holders of Record
Our common stock is listed on the Nasdaq Capital Market under the symbol “BCAL”.
As of February 29, 2024, there were approximately 358 holders of record of our common stock.
Dividends
Our shareholders are entitled to receive dividends only if, when and as declared by our Board of Directors and out of funds legally available. We have paid no cash dividends to common shareholders since our inception and we have no present intent to commence the payment of dividends in the foreseeable future. We anticipate that all of our future earnings will be retained to support our operations, repurchase of our common stocks, and finance the growth and development of our business. Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors in its sole discretion, subject to the satisfaction of any regulatory requirements. Our profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends.
As a California corporation, we are subject to certain restrictions on dividends under the California General Corporation Law. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business—Supervision and Regulation—Regulation of the Company” and “Item 1. Business—Supervision and Regulation—Regulation of the Bank”.
Issuer Purchases of Equity Securities
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during 2023.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2023	—	$—	—	550,000
November 1 - 30, 2023	—	$—	—	550,000
December 1 - 31, 2023	—	$—	—	550,000
Total	—	$—	—
.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes. Historical consolidated results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or consolidated results of operations for any future periods. We are a bank holding company and we conduct all our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank level.
Overview
Southern California Bancorp is a California corporation incorporated on October 2, 2019, and is headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby Bank of Southern California, N.A. became the wholly owned subsidiary of the Company. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 13 branch offices serving Orange, Los Angeles, San Diego and Ventura counties, as well as the Inland Empire. We have kept a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing value through strong client partnerships. We are a Preferred SBA Lender. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans, SBA loans, and consumer loans. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Nasdaq Listing
Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) at the opening of trading on May 11, 2023, under the symbol “BCAL.”
Impact of Federal Reserve Rapid Rate Hiking Cycle on Economy and Banking Industry
The COVID-19 pandemic has receded, with business activity returning to more normal conditions and concerns regarding a potential recession moderating with third and fourth quarter 2023 GDP reported at 4.9% and 3.2%, respectively. Between March 2022 and September 2023, the Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level since 2001. The Federal Reserve held its key lending rate steady at a 22-year high in the fourth quarter of 2023 as the central bank aims to assess more economic data to understand how the US economy is responding to previous rate hikes. The rapid rate hiking cycle was in response to an increase in inflation, as measured by the Consumer Price Index, from 1.2% in November 2020 to 9.1% in June 2022, which has since moderated to 3.1% in January 2024. The Federal Reserve paused interest rate increases in September 2023, noting in its statement, “The U.S. banking system is sound and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Federal Open Market Committee (“FOMC”) remains highly attentive to inflation risks,” and it “...seeks to achieve maximum employment with inflation at the target rate of 2 percent over the longer run. The FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.” Chairman Powell stated after the December 2023 FOMC meeting, “We believe that our policy rate is likely at or near its peak for this tightening cycle.”
The rapid rise in interest rates beginning in 2022 resulted in an industry-wide reduction in the fair value of many banks’ securities portfolios, pressuring their liquidity. The recent bank runs that led to the failure of several financial institutions beginning in March of 2023, among other events, fostered a state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation stabilized due to strong actions taken by federal regulators in attempts to calm the markets. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provided an additional source of liquidity against high quality pledged securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offered advances for a term of up to one year to eligible borrowers that pledged U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. Borrowers were allowed to prepay advances (including for purposes of refinancing) at any time without penalty. On January 24, 2024, the Federal Reserve announced the BTFP will cease making new loans as scheduled on March 11, 2024. After expiration of the BTFP, depositories can access funds to manage liquidity risk through the Federal Reserve’s discount window.
Notwithstanding these recent market events and activities, we have not experienced any material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile. We have a strong consolidated balance sheet with diversified deposit and loan portfolios, and with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of commercial industries. The recent uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models and our accumulated other comprehensive loss on our available-for-sale debt securities is manageable. However, in an abundance of caution, we have proactively responded to these events by reaching out to our deposit customers and explaining what differentiates us from the recently failed banks and assuring them that their deposits remain safe. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs.
We have a highly skilled and experienced lending team and related support team, and an experienced credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at December 31, 2023, our concentration of such loans represented 529.5% of our total risk-based capital. In addition, at December 31, 2023, total loans secured by commercial real estate under construction and land development represented 84.0% of our total risk-based capital. The non-performing assets and net charge-offs for these segments per the regulatory definition of commercial real estate loans at December 31, 2023 and for the year ended December 31, 2023, were $13.0 million and $1.3 million, respectively.
Given the nature of our commercial banking business, approximately 42% of our total deposits exceeded the FDIC deposit insurance limits at December 31, 2023. However, we offer our deposit customers access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $274.1 million, or 14.1% of total deposits at December 31, 2023, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022. In the third quarter of 2023, we appointed new leadership to oversee our Bank-wide deposit and treasury operations and continue to focus on defending our deposit base while managing our deposit costs.
We have a small investment portfolio of high-quality securities. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment. At December 31, 2023, the amortized cost of our held-to-maturity debt securities was $53.6 million, or approximately 2.3% of total assets. The fair value of our available-for-sale debt securities was $130.0 million, or approximately 5.5% of total assets. The aforementioned increases in the 10-year Treasury bond yields to over 4% resulted in higher net unrealized losses in our debt securities portfolio. However, yields have fluctuated and at December 31, 2023, our accumulated other comprehensive loss, net of taxes, decreased to $4.5 million, compared to $6.4 million at December 31, 2022. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $6.7 million at December 31, 2023. The results of our stress testing on our debt security portfolio at December 31, 2023, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $37.6 million in a +300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
At December 31, 2023, our liquidity position remained strong, with the following financial balances, compared to December 31, 2022:
•Total cash and cash equivalents of approximately $86.8 million, compared to $86.8 million.
•Total liquidity ratio of approximately 11.1%, compared to 10.5%.
•Unpledged, liquid securities at fair value were approximately $130.0 million, compared to $112.6 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $339.2 million, compared to $374.4 million. At December 31, 2023, we had overnight FHLB borrowings of $85.0 million.
•Increased our available borrowing capacity from the Federal Reserve Discount Window program to approximately $141.6 million, compared to $11.3 million. There were no outstanding borrowings under this program at December 31, 2023.
•Available borrowing capacity from the three unsecured credit lines from correspondent banks totaling $75.0 million at both period ends. There were no outstanding borrowings on these lines at December 31, 2023.
•Did not participate in Federal Reserve Bank Term Funding Program borrowings at December 31, 2023.
•Total available borrowing capacity was approximately $555.8 million at December 31, 2023, compared to $460.7 million.
•Total available liquidity was approximately $772.6 million at December 31, 2023.
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

Proposed Merger with California BanCorp
On January 30, 2024, the Company announced the execution of a definitive merger agreement with California BanCorp (NASDAQ: CALB), the holding company for California Bank of Commerce, pursuant to which California BanCorp will merge into Southern California Bancorp in an all-stock merger valued at approximately $233.6 million based on the closing price of Southern California Bancorp on January 29, 2024. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of Southern California Bancorp and California BanCorp, each outstanding share of California BanCorp common stock will be exchanged for the right to receive 1.590 shares of Southern California Bancorp common stock. As a result of the transaction, Southern California Bancorp shareholders will own approximately 57.1% of the outstanding shares of the combined company and California BanCorp shareholders will own approximately 42.9% of the outstanding shares of the combined company. These amounts are subject to fair value adjustments upon the close of the Merger. The transaction is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Southern California Bancorp and California BanCorp shareholders. At December 31, 2023, CBC had total loans of $1.56 billion, total assets of $1.99 billion, total deposits of $1.63 billion, and total equity of $196.0 million.

Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the financial services industry, the most significant of which are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.
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
Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. The following is a discussion of these critical accounting policies and significant estimates that require us to make complex and subjective judgments.
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
Please also see Significant Accounting Polices under Note 1 — Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for additional information.
Allowance for Credit Losses - Loans
An ACL on loans is our estimate of expected lifetime credit losses for our loan held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL on loans consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments.
The ACL on loans held for investment represents the portion of the loan’s amortized cost basis that we do not expect to collect due to anticipated credit losses over the loan’s contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in the provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable, as interest that is deemed uncollectible is written off through interest income.
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. We measure the ACL on loans using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on an individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level.
At December 31, 2023, the following loan portfolio segments, based on regulatory call codes and related risk ratings, have been identified:
•Construction and land development
•Real estate
◦1-4 family residential
◦Multifamily residential
◦Commercial real estate and other
•Commercial and industrial
•Consumer
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Our ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. For prepayment and curtailment rate, the Company utilized Abrigo’s benchmark since the adoption on January 1, 2023 through the second quarter of 2023 and switched to the Company’s own historical prepayment and curtailment experience covering from December 2020 through August 2023 in the third quarter of 2023. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by our third-party model provider. We use numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. Management recognizes the non-linearity of credit losses relative to economic performance and believes the use of multiple probability-weighted economic scenarios is appropriate in estimating credit losses over the forecast period. By considering multiple scenarios, management believes some of the uncertainty associated with a single scenario approach can be mitigated. Management periodically evaluates economic scenarios, determines whether to utilize multiple probability-weighted scenarios in our ACL model, and, if multiple scenarios are utilized, evaluates and determines the weighting for each scenario used in our ACL model, and thus the scenarios and weightings of each scenario may change in future periods. Economic scenarios as well as assumptions within those scenarios can vary based on changes in current and expected economic conditions. Reasonable and supportable forecasts are used to predict current and future economic conditions. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the probability of default is assumed to remain unchanged for the remaining life of the loan.
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
Generally, the measurement of the ACL on loans is performed by collectively evaluating loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually for credit loss and are not included in the evaluation process discussed above. Expected credit losses on all individually evaluated loans are measured, primarily through the evaluation of estimated cash flows expected to be collected, or collateral values measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. We select the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the net realizable value of the collateral. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC Topic 326, individually evaluated loans were referred to as impaired loans. Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each segment.
Prior to the adoption of ASC 326 Financial Instruments — Credit Losses on January 1, 2023, we utilized the incurred loss model to estimate the allowance for loan losses (“ALL”). Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies included in Item 8 of this annual report for additional information regarding accounting for the allowance for loan losses, impaired loans, and troubled debt restructurings.
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
(1)Efficiency ratio is computed by dividing noninterest expense by total net interest income and noninterest income. We measure our success and the productivity of our operations through monitoring of the efficiency ratio.
(2)Pre-tax pre-provision income is computed by adding net interest income and noninterest income and subtracting noninterest expense. This non–GAAP financial measure provides a greater understanding of pre–tax profitability before giving effect to credit loss expense.
(3)Average tangible common equity is computed by subtracting goodwill and core intangible deposits, net from average shareholders’ equity.
(4)Return on average tangible common equity is computed by dividing net income by average tangible common equity. It helps us measure our performance of businesses consistently, whether they were acquired or developed internally.
(5)Tangible common equity and tangible assets are computed by subtracting goodwill and core intangible deposits, net from total shareholders’ equity and total assets.
(6)Tangible common equity to tangible assets ratio is computed by dividing tangible common equity by tangible assets.
(7)Tangible book value per common share is computed by dividing tangible common equity by total common shares outstanding. We consider tangible book value per share a meaningful measure because it suggests what our common shareholders can expect to receive if we are in financial distress and are forced to liquidate our assets at the book value price. Intangible assets like goodwill are not a part of the process since they cannot be sold for cash during liquidation.
We consider average tangible common equity, tangible common equity, and tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022
Efficiency Ratio
Noninterest expense	$59,746	$63,522

Net interest income	94,138	87,786
Noninterest income	3,379	3,675
Total net interest income and noninterest income	$97,517	$91,461
(1) Efficiency ratio (non-GAAP)	61.3%	69.5%

Pre-tax pre-provision income
Net interest income	$94,138	$87,786
Noninterest income	3,379	3,675
Total net interest income and noninterest income	97,517	91,461
Less: Noninterest expense	59,746	63,522
(2) Pre-tax pre-provision income (non-GAAP)	$37,771	$27,939

Return on Average Assets, Equity, and Tangible Equity
Net income	$25,910	$16,113

Average assets	$2,306,233	$2,301,418
Average shareholders’ equity	273,346	250,054
Less: Average intangible assets	39,195	38,960
(3) Average tangible common equity (non-GAAP)	$234,151	$211,094

Return on average assets	1.12%	0.70%
Return on average equity	9.48%	6.44%
(4) Return on average tangible common equity (non-GAAP)	11.07%	7.63%

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$288,152	$260,355
Less: Intangible assets	38,998	39,387
(5) Tangible common equity (non-GAAP)	$249,154	$220,968

Total assets	$2,360,252	$2,283,927
Less: Intangible assets	38,998	39,387
(5) Tangible assets (non-GAAP)	$2,321,254	$2,244,540

Equity to asset ratio	12.21%	11.40%
(6) Tangible common equity to tangible asset ratio (non-GAAP)	10.73%	9.84%
Book value per share	$15.69	$14.51
(7) Tangible book value per common share (non-GAAP)	$13.56	$12.32
Shares outstanding	18,369,115	17,940,283

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Item 8 of this annual report.

	Year Ended December 31,
($ in thousands except share and per share data)	2023	2022
EARNINGS
Net interest income	$94,138	$87,786
Provision for credit losses	$915	$5,956
Noninterest income	$3,379	$3,675
Noninterest expense	$59,746	$63,522
Income tax expense	$10,946	$5,870
Net income	$25,910	$16,113
Pre-tax pre-provision income (1)	$37,771	$27,939
Diluted earnings per share	$1.39	$0.88
Ending shares outstanding	18,369,115	17,940,283

PERFORMANCE RATIOS
Return on average assets	1.12%	0.70%
Return on average common equity	9.48%	6.44%
Yield on loans	5.94%	5.02%
Yield on earning assets	5.69%	4.33%
Cost of deposits	1.37%	0.23%
Cost of funds	1.46%	0.29%
Net interest margin	4.33%	4.06%
Efficiency ratio (1)	61.3%	69.5%
Net charge-offs to average loans held-for-investment	(0.07)%	0.00%

CAPITAL
Tangible common equity to tangible assets (1)	10.73%	9.84%
Book value (BV) per common share	$15.69	$14.51
Tangible BV per common share (1)	$13.56	$12.32

ASSET QUALITY
Allowance for loan losses (ALL)	$22,569	$17,099
Reserve for unfunded loan commitments	933	1,310
Allowance for credit losses (ACL)	$23,502	$18,409
ALL to total loans	1.15%	0.90%
ACL to total loans	1.20%	0.97%
Nonperforming loans	$13,004	$41
Other real estate owned	—	—
Nonperforming assets	$13,004	$41
Nonperforming assets to total assets	0.55%	0.00%

	Year Ended December 31,
($ in thousands except share and per share data)	2023	2022
END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,964,791	$1,906,800
Total assets	$2,360,252	$2,283,927
Deposits	$1,943,556	$1,931,905
Loans to deposits	101.1%	98.7%
Shareholders' equity	$288,152	$260,355
(1) Refer to Non-GAAP Financial Measures, included in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report.

Results of Operations
Net Income
Net income for the year ended December 31, 2023 was $25.9 million, or $1.39 per diluted share, compared to $16.1 million, or $0.88 per diluted share in the prior year. The $9.8 million increase in net income from the prior year was primarily due to a $6.4 million increase in net interest income, a $5.0 million decrease in the provision for credit losses, and a $3.8 million decrease in noninterest expense, partially offset by a $5.1 million increase in income taxes. Net income for the year ended December 31, 2022 included the litigation settlements, net of $5.5 million primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank and costs related to an employment settlement, and a $768 thousand loss on sale of a building and related fixed assets that were acquired as part of the Bank of Santa Clarita acquisition in 2021. Pre-tax, pre-provision income for the year ended December 31, 2023 was $37.8 million, an increase of $9.8 million, or 35.2% compared to pre-tax, pre-provision income of $27.9 million for the year ended December 31, 2022.
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
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs for the years indicated:

	Year Ended
	December 31, 2023			December 31, 2022
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,918,443	$113,951	5.94%	$1,720,560	$86,366	5.02%
Taxable debt securities	107,021	3,497	3.27%	96,357	2,013	2.09%
Tax-exempt debt securities (2)	65,674	1,655	3.19%	54,744	1,372	3.17%
Deposits in other financial institutions	46,826	2,434	5.20%	210,467	1,508	0.72%
Fed funds sold/resale agreements	18,114	923	5.10%	65,172	1,388	2.13%
Restricted stock investments and other bank stock	15,930	1,062	6.67%	14,668	928	6.33%
Total interest-earning assets	2,172,008	123,522	5.69%	2,161,968	93,575	4.33%
Total noninterest-earning assets	134,225			139,450
Total assets	$2,306,233			$2,301,418

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	308,537	5,161	1.67%	211,075	312	0.15%
Money market and savings accounts	673,176	15,000	2.23%	690,830	3,481	0.50%
Time deposits	180,219	6,704	3.72%	100,746	797	0.79%
Total interest-bearing deposits	1,161,932	26,865	2.31%	1,002,651	4,590	0.46%
Borrowings:
FHLB advances	26,390	1,434	5.43%	932	43	4.61%
Subordinated debt	17,818	1,085	6.09%	17,723	1,086	6.13%
Junior subordinated debentures	—	—	—%	1,239	70	5.65%
Total borrowings	44,208	2,519	5.70%	19,894	1,199	6.03%
Total interest-bearing liabilities	1,206,140	29,384	2.44%	1,022,545	5,789	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	801,882			1,006,795
Other liabilities	24,865			22,024
Shareholders’ equity	273,346			250,054
Total Liabilities and Shareholders’ Equity	$2,306,233			$2,301,418
Net interest spread			3.25%			3.76%
Net interest income and margin(4)		$94,138	4.33%		$87,786	4.06%
Cost of deposits(5)	$1,963,814	$26,865	1.37%	$2,009,446	$4,590	0.23%
Cost of funds(6)	$2,008,022	$29,384	1.46%	$2,029,340	$5,789	0.29%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $2.0 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 40.83%, and 50.10% of average total deposits for the years ended December 31, 2023 and 2022, respectively.
(4)Net interest income divided by average interest-earning assets.
(5)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of deposits is calculated as total interest expense on deposits divided by average total deposits.
(6)Total funding is the sum of total interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as total interest expense divided by average total funding.

Net interest income for the year ended December 31, 2023 was $94.1 million, compared to $87.8 million for the year ended December 31, 2022. The increase was primarily due to a $29.9 million increase in total interest income, partially offset by a $23.6 million increase in total interest expense. During the year ended December 31, 2023, total loan interest income increased $27.6 million, total debt securities income increased $1.8 million, and interest and dividend income from other financial institutions and investments increased $595 thousand. The increase in interest income was due to a number of factors: higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $10.0 million, resulting from a $197.9 million increase in average total loans, and a $21.6 million increase in total average debt securities, partially offset by a $163.6 million decrease in average deposits in other financial institutions, and a $47.1 million decrease in average Fed funds sold/resale agreements.
During the year ended December 31, 2023, total interest expense increased by $23.6 million to $29.4 million, comprised primarily of a $22.3 million increase in interest expense on average interest-bearing deposits due to increases in target Fed fund rates, coupled with the increase in average total borrowings between periods.
Net interest margin for the year ended December 31, 2023 was 4.33%, compared with 4.06% for the year ended December 31, 2022. The increase was primarily related to a 136 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix, partially offset by a 117 basis point increase in the cost of funds. The yield on total earning assets during the year ended December 31, 2023 was 5.69%, compared with 4.33% for the year ended December 31, 2022. The yield on average total loans during the year ended December 31, 2023 was 5.94%, a 92 basis points increase from 5.02% for the year ended December 31, 2022.
Total cost of funds for the year ended December 31, 2023 was 1.46%, an increase of 117 basis points from 0.29% for the year ended December 31, 2022. The increase was primarily driven by a 185 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $204.9 million to $801.9 million and represented 40.8% of total average deposits for the year ended December 31, 2023, compared with $1.01 billion and 50.1%, respectively, for the same 2022 period; average interest-bearing deposits increased $159.3 million to $1.16 billion during the year ended December 31, 2023. The decrease in noninterest-bearing deposits and increase in interest bearing deposits was primarily due to customers transferring their noninterest-bearing deposit balances into higher yielding interest-bearing deposit accounts and time deposit accounts. The total cost of deposits for the year ended December 31, 2023 was 1.37%, up 114 basis points from 0.23% for the same 2022 period. The increase in the total cost of deposits was primarily due to increases in the market interest rates coupled with peer bank competition for deposits.
Average total borrowings increased $24.3 million to $44.2 million for the year ended December 31, 2023 resulting primarily from a $25.5 million increase in average FHLB advances, partially offset by a $1.2 million decrease in average junior subordinated debentures from early extinguishment during the year ended December 31, 2022. The average cost of total borrowings was 5.70% for the year ended December 31, 2023, a 33 basis points decrease from 6.03% for the same 2022 period.

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

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$10,317	$17,268	$27,585
Taxable debt securities	245	1,239	1,484
Tax-exempt debt securities	273	10	283
Deposits in other financial institutions	(1,983)	2,909	926
Fed fund sold/resale agreements	(1,479)	1,014	(465)
Restricted stock investments and other bank stock	81	53	134
Total interest-earning assets	7,454	22,493	29,947

Interest-bearing liabilities:
Interest-bearing NOW accounts	208	4,641	4,849
Money market and savings accounts	(91)	11,610	11,519
Time deposits	961	4,946	5,907
Total interest-bearing deposits	1,078	21,197	22,275
Borrowings:
FHLB advances	1,381	10	1,391
Subordinated debts	3	(4)	(1)
Junior subordinated debentures	(35)	(35)	(70)
Total borrowings	1,349	(29)	1,320
Total interest-bearing liabilities	2,427	21,168	23,595
Net interest income	$5,027	$1,325	$6,352

Provision for Credit Losses
We recorded a provision for credit losses of $915 thousand under the CECL model during the year ended December 31, 2023, compared to $6.0 million using the incurred loss model for the prior year. The provision for credit losses for the year ended December 31, 2023 included a $816 thousand negative provision for unfunded loan commitments primarily due to lower unfunded loan commitments. Total unfunded loan commitments decreased $190.4 million to $410.8 million at December 31, 2023, from $601.1 million at December 31, 2022. The provision for credit losses for the loan portfolio in 2023 was $1.7 million. The 2023 loan loss provision was driven primarily by an increase in net charge-offs of $1.3 million, loan growth of $59.7 million and an increase in substandard loans of $15.7 million, and changes in the portfolio mix, partially offset by an improvement in the reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, and a decrease in special mention loans of $4.1 million.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Service charges and fees on deposit accounts	$1,202	$1,014
Interchange and ATM income	744	782
Gain on sale of loans	831	1,349
Income from bank-owned life insurance	946	1,490
Servicing and related income on loans, net	240	192
Loss on sale of debt securities	(974)	(994)
Loss on sale and disposal of fixed assets	—	(768)
Other charges and fees	390	610
Total noninterest income	$3,379	$3,675
Total noninterest income during the year ended December 31, 2023 was $3.4 million, a decrease of $296 thousand compared to total noninterest income of $3.7 million in the prior year. The decrease was due primarily to lower gains on sale of loans, lower income from bank-owned life insurance, and lower other charges and fees, partially offset by higher deposit-related fees, higher servicing and related income on loans, and the previous year including a loss on sale and disposal of fixed assets.
Gain on sale of loans was $831 thousand during the year ended December 31, 2023, compared to $1.3 million for the same 2022 period. The $518 thousand decrease was primarily due to a decrease in the SBA 7(a) loan sales during the year ended December 31, 2023. During the year ended December 31, 2023, we sold nine SBA 7(a) loans with a net carrying value of $10.9 million, resulting in a gain of $874 thousand, at an average premium of 8.0% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. These gains were partially offset by the $54 thousand loss related to a guaranty denial from the U.S. Small Business Administration for an SBA 7(a) loan. In the prior year, we sold 17 SBA 7(a) loans with a net carrying value of $20.0 million, resulting in a gain on sale of $1.3 million at an average premium of 6.47%, and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand.
Income from bank-owned life insurance was $946 thousand during the year ended December 31, 2023, compared to $1.5 million for the same 2022 period. The $544 thousand decrease between periods primarily related to a $621 thousand death benefit income realized for the year ended December 31, 2022. There was no comparable income realized in 2023.
Deposit-related fees were $1.9 million during the year ended December 31, 2023, an increase of $150 thousand from $1.8 million for the same 2022 period. The increase in fees was due primarily to higher analysis charges for certain deposit accounts.
During the year ended December 31, 2022, we recorded a $768 thousand loss on sale of a building and related fixed assets that were acquired as part of the Bank of Santa Clarita acquisition in 2021; there was no comparable transaction in the current year.
Other charges and fees during the year ended December 31, 2023 were $390 thousand, a decrease of $220 thousand compared to $610 thousand for the same 2022 period. The decrease was due primarily to lower income from equity investments.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Salaries and employee benefits	$39,249	$37,069
Occupancy and equipment	6,231	6,210
Data processing and communications	4,534	4,609
Legal, audit and professional	3,211	2,597
Regulatory assessments	1,508	1,550
Director and shareholder expenses	849	946
Merger and related expenses	—	1,177
Core deposit intangible amortization	389	438
Litigation settlements, net	—	5,525
Other expenses	3,775	3,401
Total noninterest expense	$59,746	$63,522
Total noninterest expense during the year ended December 31, 2023 was $59.7 million, a decrease of $3.8 million compared with total noninterest expense of $63.5 million for the same 2022 period. The decrease was primarily due to decreases in litigation settlements, net, merger and related expenses, and data processing and communications, partially offset by increases in salaries and employee benefits, legal, audit and professional, and other expenses.
Salaries and employee benefits were $39.2 million during the year ended December 31, 2023, compared to $37.1 million during the prior year. The $2.2 million increase in salaries and benefits was due primarily to increase in salary expense and increase in stock compensation expense recorded during the year ended December 31, 2023, coupled with a decrease in deferred loan origination costs resulting from slower loan growth during 2023, partially offset by a decrease in bonus and incentive expenses.
Legal, audit and professional fees were $3.2 million during the year ended December 31, 2023, compared to $2.6 million during the prior year. The $614 thousand increase was due primarily to an increase in legal expenses and consulting expenses primarily related to the completion of the Company's listing on the Nasdaq Capital Market in the first half of 2023, and other compliance projects and loan review projects in the second half of 2023.
There were no merger and related expenses during the year ended December 31, 2023, compared to $1.2 million for the same 2022 period. The $1.2 million decrease was due primarily to the prior year including $656 thousand related to the completion of the acquisition of Bank of Santa Clarita, and $460 thousand related to the completion of the core system conversion for the legacy bank.
During the year ended December 31, 2022, we had settlements of certain legal matters primarily related to a comprehensive settlement of all litigation with PacWest Bancorp and Pacific Western Bank and recognized aggregate net losses of $5.5 million. There was no similar activity during the year ended December 31, 2023.
Other expense was $3.8 million during the year ended December 31, 2023, compared to $3.4 million during the prior year. The $374 thousand increase was due primarily to an increase in loan related expense, an increase in customer service related expense, partially offset by the decrease in sundry losses related to affidavits of forgery. Other expense also included a $347 thousand loss on an early extinguishment of the junior subordinated debentures acquired from CalWest Bancorp in 2022, for which there was no corresponding transaction in 2023.
Our efficiency ratio for the years ended December 31, 2023 and 2022 was 61.3% and 69.5%, respectively.
Income Taxes
For the years ended December 31, 2023 and 2022, income tax expense was $10.9 million and $5.9 million resulting in an effective income tax rate of 29.7% and 26.7%. Differences in the statutory tax rate of 29.6% for the years ended December 31, 2023 and 2022 as compared to the effective tax rate are a result of the tax effect of stock-based compensation, BOLI income, tax-exempt interest income, and excess executive compensation. There was no tax effect of excess executive compensation for the year ended December 31, 2022.
For additional information, see Note 9 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Financial Condition
Summary
Total assets at December 31, 2023 were $2.36 billion, an increase of $76.3 million from $2.28 billion at December 31, 2022. The increase in total assets was primarily related to a $17.1 million increase in debt securities and a $59.7 million increase in loans held for investment.
Total liabilities were $2.07 billion at December 31, 2023, an increase of $48.5 million from $2.02 billion at December 31, 2022. The increase in total liabilities was driven by a $35.1 million increase in borrowings and a $11.7 million increase in deposits. Shareholders’ equity was $288.2 million at December 31, 2023, an increase of $27.8 million from $260.4 million at December 31, 2022. The increase in shareholders’ equity was driven by net income of $25.9 million generated during the year, $4.5 million related to stock-based compensation activity, coupled with a $2.0 million decrease in net of tax unrealized losses on available-for-sale debt securities, partially offset by a $3.9 million net reduction related to the adoption of CECL.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $183.7 million and $166.5 million at December 31, 2023 and 2022, respectively. Our held-to-maturity and available-for-sale debt securities represented 2.27% and 5.51%, respectively, of total assets at December 31, 2023, compared to 2.36% and 4.93%, respectively, at December 31, 2022.
During the fourth quarter of 2023, we repositioned our securities portfolio by selling $21.3 million of lower-yielding AFS securities at fair value, resulting in a net loss of $1.0 million, to enhance our future interest income and provide some protection if interest rates decrease. The portfolio is monitored on a continual basis with consideration given to interest rate trends and the structure of the yield curve and with constant assessment of economic projections and analysis.
During the years ended December 31, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.

At December 31, 2023, held-to-maturity debt securities with an amortized cost of $53.6 million were pledged to the Federal Reserve Bank as collateral for a $47.3 million secured line of credit. There were no debt securities pledged at December 31, 2022.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their estimated fair values at December 31, 2023 and 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

December 31, 2022
Taxable municipals	$550	$—	$(105)	$445
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906

At December 31, 2023, we had 61 held-to-maturity debt securities in a net unrealized loss position with an amortized cost basis of $53.6 million with pre-tax unrealized losses of $3.2 million, compared to $53.9 million with pre-tax unrealized losses of $6.0 million at December 31, 2022. The effective duration of this portfolio was 5.58 years and 6.35 years at December 31, 2023 and 2022, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $478 thousand, and $50.0 million, respectively. At December 31, 2023, the total fair value of held-to-maturity debt securities rated AA and above was $47.0 million and rated AA- was $3.4 million. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of December 31, 2023.
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

Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their estimated fair values at December 31, 2023 and 2022, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipal	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580
Available-for-sale debt securities were $130.0 million at December 31, 2023, an increase of $17.5 million, from $112.6 million at December 31, 2022. The increase was primarily due to purchases of $63.6 million, and a decrease in net unrealized losses of $2.7 million, partially offset by sales of $38.4 million, calls and maturities of $1.6 million, and principal paydowns and amortization of discounts and premiums aggregating to $8.9 million.
At December 31, 2023, we had 76 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $100.7 million and $93.5 million, respectively, with pre-tax unrealized losses of $7.1 million, compared to 88 available-for-sale debt securities with an amortized cost basis and fair value of $106.3 million and $97.0 million, respectively with pre-tax unrealized holding losses of $9.3 million at December 31, 2022. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of total available-for-sale debt securities was 5.13 years and 4.56 years at December 31, 2023 and December 31, 2022, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates decrease, bond prices tend to increase and, consequently, the fair value of our securities may also increase. Decreases in longer-term market interest rates in the fourth quarter of 2023 resulted in lower net unrealized losses in our debt securities. The decrease in net unrealized losses on our debt securities classified as available–for-sale could positively affect our total and tangible shareholders’ equity.
Management determined that the decrease in unrealized losses related to each available-for-sale debt securities at December 31, 2023 was primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million, and $810 thousand, respectively. At December 31, 2023, available-for-sale debt securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of December 31, 2023.
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
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of December 31, 2023 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$520	$513	3.00%
Due after one year through five years	—	—	—%	5,608	5,122	2.09%
Due after five years through ten years	12,915	12,297	2.25%	20,219	18,066	2.90%
Due after ten years	40,701	38,135	2.28%	110,019	106,334	3.64%
	$53,616	$50,432	2.27%	$136,366	$130,035	3.46%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of December 31, 2023, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$551	2.29%	$—	—%	$551	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	12,364	2.25%	40,701	2.28%	53,065	2.27%
Total	$—	—%	$—	—%	$12,915	2.25%	$40,701	2.28%	$53,616	2.27%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of December 31, 2023, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$888	1.52%	$9,639	1.82%	$63,907	3.67%	$74,434	3.37%
SBA securities	—	—%	507	5.99%	5,063	5.30%	212	5.08%	5,782	5.36%
U.S. Treasury	—	—%	2,417	0.94%	—	—%	—	—%	2,417	0.94%
U.S. Agency	—	—%	—	—%	1,670	2.05%	—	—%	1,670	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,286	4.49%	42,215	3.59%	43,501	3.61%
Taxable municipals	513	3.00%	500	5.24%	408	1.73%	—	—%	1,421	3.31%
Tax exempt bank-qualified municipals	—	—%	810	2.30%	—	—%	—	—%	810	2.30%
Total	$513	3.00%	$5,122	2.09%	$18,066	2.90%	$106,334	3.64%	$130,035	3.46%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Loans Held for Sale
Loans held for sale consisted of SBA 7(a) loans originated and held for sale in the secondary market. At December 31, 2023, loans held for sale totaled $7.3 million, compared to $9.0 million at December 31, 2022.
During the year ended December 31, 2023, we originated $9.2 million of SBA 7(a) loans. During the year ended December 31, 2023, loan sales related to nine SBA loans with a net carrying value of $10.9 million, resulted in a gain of $874 thousand, at an average premium of 8.0% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand. This compares to 17 SBA loans with a net carrying value of $20.0 million, resulting in a gain of $1.3 million, at an average premium of 6.5% and one non-SBA loan with a net carrying value of $360 thousand, resulting in a gain of $56 thousand during the year ended December 31, 2022.
Loans Held for Investment
The composition of our loan portfolio at December 31, was as follows:

(dollars in thousands)	2023	2022
Construction and land development	$243,521	$239,067
Real estate - other:
1-4 family residential	143,903	144,322
Multifamily residential	221,247	218,606
Commercial real estate and other	1,024,243	958,676
Commercial and industrial(1)	320,142	331,644
Consumer	4,386	5,458
Loans(2)	1,957,442	1,897,773
Allowance for loan losses	(22,569)	(17,099)
Net loans	$1,934,873	$1,880,674

(1)Includes PPP loans with total outstanding principal of $1.3 million and $3.6 million and net unearned fees of $31 thousand and $76 thousand at December 31, 2023 and 2022.
(2)Loans held for investment includes net unearned fees of $2.3 million and $3.3 million and net unearned discount of $1.4 million and $1.8 million at December 31, 2023 and 2022.

Total loans held for investment were $1.96 billion, or 82.9% of total assets, at December 31, 2023, an increase of $59.7 million from $1.90 billion, or 83.1% of total assets, at December 31, 2022. The change in loans during the year ended December 31, 2023, was due primarily to originations of $211.2 million, partially offset by payoffs and net paydowns of $151.5 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $72.2 million to $1.63 billion at December 31, 2023. The increase in loans secured by real estate was primarily driven by a $4.5 million increase in construction and land development loans, a $2.6 million increase in multifamily residential loans, and a $65.6 million increase in CRE and other loans.
Commercial and industrial loans were $320.1 million at December 31, 2023, a decrease of $11.5 million from $331.6 million at December 31, 2022. The decrease in C&I loans was primarily attributable to net paydowns and payoffs totaling $98.0 million, partially offset by originations of $86.5 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at December 31, 2023:

	December 31, 2023
(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$157,709	$82,561	$3,251	$—	$243,521
Real estate:
1-4 family residential	32,770	38,330	49,556	23,247	143,903
Multifamily residential	37,575	71,204	91,919	20,549	221,247
Commercial real estate and other	82,794	248,041	614,081	79,327	1,024,243
Commercial and industrial	153,210	116,373	50,555	4	320,142
Consumer	4,240	141	3	2	4,386
	$468,298	$556,650	$809,365	$123,129	$1,957,442

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at December 31, 2023:

	December 31, 2023
(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$14,914	$70,898	$85,812
Real estate:
1-4 family residential	34,441	76,692	111,133
Multifamily residential	89,106	94,566	183,672
Commercial real estate and other	333,152	608,297	941,449
Commercial and industrial	68,818	98,114	166,932
Consumer	146	—	146
	$540,577	$948,567	$1,489,144
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 52.1% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of December 31, 2023 as presented below:

(dollars in thousands)	December 31, 2023	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV
Commercial real estate loans:
Industrial	$295,900	28.9%	$1,672	52%
Office	214,400	20.9%	1,625	51%
Retail	125,900	12.3%	1,272	47%
Special purpose	124,900	12.2%	2,357	39%
Self storage	51,100	5.0%	8,513	45%
Restaurant	35,700	3.5%	1,489	44%
Other	175,800	17.2%	3,742	48%
Total	$1,023,700	100.0%	$1,903	48%
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of December 31, 2023:

	December 31, 2023
(dollars in thousands)	Owner Occupied		Non-owner Occupied
Commercial real estate loans:	Balance	% of Total	Balance	% of Total
Industrial	$182,800	48.1%	$113,100	17.6%
Office	75,600	19.9%	138,800	21.6%
Retail	23,200	6.1%	102,700	16.0%
Special purpose	62,300	16.4%	62,600	9.7%
Self storage	—	—%	51,100	7.9%
Restaurant	9,600	2.5%	26,100	4.1%
Other	26,700	7.0%	149,100	23.1%
Total	$380,200	100.0%	$643,500	100.0%
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans within our commercial real estate loan portfolio as of December 31, 2023:

(dollars in thousands)	December 31, 2023	Weighted Average LTV
Office loans:
Up to $500	$12,600	39%
More than $500 through $2,000	58,200	49%
More than $2,000 through $5,000	42,800	50%
More than $5,000 through $10,000	42,300	56%
More than $10,000 through $20,000	33,600	49%
Greater than $20,000	24,900	55%
Total	$214,400	51%

Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of December 31, 2023 and 2022 follows:

	Still Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2023
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	13,004
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	19	—	—	19	—
Consumer	—	—	—	—	—
	$19	$—	$—	$19	$13,004

	Still Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2022
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	39
Multifamily residential	—	—	—	—	—
Commercial real estate and other	—	—	—	—	2
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$41
Total past due loans still accruing increased during the year ended December 31, 2023 to $19 thousand from a Paycheck Protection Program loan. Total nonaccrual loans increased during the year ended December 31, 2023 to $13.0 million primarily due to one multifamily loan that was downgraded and placed on non-accrual status during the third quarter of 2023, partially offset by a $39 thousand payoff from a 1-4 family residential loan.

The following table presents the risk categories for total loans by class of loans as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2023
Construction and land development	$243,429	$—	$92	$243,521
Real estate - other:
1-4 family residential	143,903	—	—	143,903
Multifamily residential	208,243	—	13,004	221,247
Commercial real estate and other	1,020,076	2,996	1,171	1,024,243
Commercial and industrial	314,907	—	5,235	320,142
Consumer	4,386	—	—	4,386
	$1,934,944	$2,996	$19,502	$1,957,442

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Construction and land development	$238,965	$—	$102	$239,067
Real estate - other:
1-4 family residential	143,284	999	39	144,322
Multifamily residential	218,606	—	—	218,606
Commercial real estate and other	956,649	—	2,027	958,676
Commercial and industrial	323,999	6,057	1,588	331,644
Consumer	5,458	—	—	5,458
	$1,886,961	$7,056	$3,756	$1,897,773
Special mention loans decreased by $4.1 million during the year ended December 31, 2023 due mostly to upgrades of two loan relationships that totaled $4.5 million, of which $3.5 million were commercial and industrial loans and $999 thousand were 1-4 family residential loans, payoffs totaled $1.8 million, and downgrades of two loan relationships to substandard accruing loans totaling $754 thousand in commercial and industrial loans, partially offset by downgrades of one loan relationship from pass loans to special mention loans totaling $3.0 million in commercial real estate loans and commercial and industrial loans. At December 31, 2023, substandard loans totaled $19.5 million, of which $6.5 million were accruing loans and $13.0 million was a multifamily loan on nonaccrual. The $15.7 million increase in substandard loans during the year ended December 31, 2023 was due mostly to downgrades of six loan relationships that totaled $17.0 million, partially offset by an upgrade of one loan relationship totaling $818 thousand, combined with paydowns and payoffs that totaled $471 thousand.
There were no loans classified as doubtful or loss loans at December 31, 2023 and December 31, 2022.
Loan Modifications
We do not have any modifications of loans that were made to borrowers experiencing financial difficulty as of December 31, 2023. There were no TDRs at December 31, 2022.

Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:
1-4 family residential	—	39
Multifamily residential	13,004	—
Commercial real estate and other	—	2
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	13,004	41
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	13,004	41
Other real estate owned	—	—
Total nonperforming assets	$13,004	$41

Allowance for loan losses to total loans	1.15%	0.90%
Nonaccrual loans to total loans	0.66%	0.00%
Allowance for loan losses to nonaccrual loans	1.74x	417.05x
Nonperforming assets to total assets	0.55%	0.00%
At December 31, 2023, nonaccrual and nonperforming loans were $13.0 million, compared to $41 thousand at December 31, 2022. The increase from December 31, 2022 was due primarily to a multifamily loan with a net carrying value of $13.0 million that was placed on non-accrual status and downgraded to substandard, partially offset by a payoff of a 1-4 family residential loan with a net carrying value of $39 thousand. The multifamily loan added to non-accrual loans during the third quarter of 2023 is collateralized by three investment multifamily properties located in the city of Santa Monica, California. A court appointed receiver is in place and we are aggressively pursuing the resolution of this matter. During the fourth quarter of 2023, we received updated appraisals for the three multifamily properties; the combined "As-Is" collateral value, after accounting for estimated selling costs, was lower than the subject loan's net carrying value resulting in a partial charge-off of $1.3 million.
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
The following table presents a summary of the changes in the ACL for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(dollars in thousands)	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$17,099	$1,310	$18,409	$11,657	$804	$12,461
Adoption of ASU No. 2016-13 (1)	5,027	439	5,466	—	—	—
Provision for (reversal of) credit losses	1,731	(816)	915	5,450	506	5,956
Charge-offs	(1,303)	—	(1,303)	(21)	—	(21)
Recoveries	15	—	15	13	—	13
Net charge-offs	(1,288)	—	(1,288)	(8)	—	(8)
Balance, end of period	$22,569	$933	$23,502	$17,099	$1,310	$18,409
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, our methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.
The following table presents a summary of the ALL, by loan class, along with the corresponding percentage of each loan class to total loans as of December 31:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$2,032	12.4%	$2,301	12.6%
Real estate:
1-4 family residential	1,195	7.4%	972	7.6%
Multifamily residential	1,449	11.3%	1,331	11.5%
Commercial real estate and other	13,636	52.3%	9,388	50.5%
Commercial and industrial	4,242	16.4%	3,079	17.5%
Consumer	15	0.2%	28	0.3%
	$22,569	100.0%	$17,099	100.0%
Accrued interest receivable on loans receivable, net totaled $6.4 million and $5.7 million at December 31, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The ALL was $22.6 million at December 31, 2023, compared to $17.1 million at December 31, 2022. The $5.5 million change in the ALL during the year ended December 31, 2023 was due primarily to the $5.0 million impact of adopting CECL, combined with a $1.7 million provision for credit losses, and partially offset by $1.3 million in net charge-offs. The provision for loan losses was driven primarily by an increase in net charge-offs of $1.3 million, loan growth of $59.7 million and an increase in substandard loans of $15.7 million, and changes in the portfolio mix, partially offset by an improvement in the reasonable and supportable forecast, primarily related to the economic outlook from the Federal Reserve's actions to control inflation, and a decrease in special mention loans of $4.1 million. We also adjusted the qualitative reserve to consider the potential losses resulting from future recessionary pressures and the impact of the banking turmoil that were not captured in quantitative analysis. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.
At December 31, 2023 and 2022, our ratio of ALL to total loans was 1.15% and 0.90%, respectively. The increase in our ratio of ALL to total loans was impacted by the adoption of the CECL standard on January 1, 2023, which increased our December 31, 2022 ratio from 0.90% to 1.17%.
Beginning in the third quarter of 2023, we updated certain key assumptions in our ACL model which included increasing the asset size range of our peer group to $1 billion to $4 billion, updating macroeconomic variables and regression model that is used to forecast the quarterly PD by our third-party model provider, switching third-party vendor’s benchmark prepayment and curtailment rate to our own historical prepayment and curtailment experience covering the period from December 2020 through August 2023, reducing the recovery lag from 24 months to 18 months, and reducing our probability-weighted forecast from a three-scenario forecast to a two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. At September 30, 2023, the aggregate impact to the ACL from the aforementioned assumptions that are periodically evaluated by management was considered immaterial.
We utilized economic forecasts released by Moody’s Analytics during the second week of December 2023. The outlook of these forecasts is based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at its current pace of $100 billion per month, ultimately reducing it from $8 trillion to $5 trillion. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop from the first quarter of 2024 to the fourth quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. The outlook for Gross Domestic Product (“GDP”) growth was improved to 2.1% in 2023 and 1.4% in 2024. This is consistent with the Federal Reserve’s outlook for economic growth of 2.1% for 2023, and also consistent with the Conference Board’s forecast for GDP growth of 2.2% in 2023. Management assigned a 70% probability to this scenario. The downside scenario predicts slower downside growth, with a still-elevated Fed funds rate and reduced credit availability causing the economy to fall into a mild recession in the first quarter of 2024. The decline is predicted to last for three quarters and the peak-to-trough decline in real GDP is predicted to be 1%. The weakening in the economy is predicted to cause the unemployment rate to rise in the first quarter of 2024, and reach a peak of 6.5% in the fourth quarter of 2024. Management assigned a 30% probability to this scenario. We also reviewed assumptions underlying the stagflation scenario, which assumed that, in reaction to a resurgence in inflation, the Federal Reserve would raise the Fed funds rate another 300 basis points, tipping the economy into a more extreme recession leading to a 5.4% unemployment rate in the first quarter of 2024. Ultimately, in this scenario, the Federal Reserve is predicted to respond with more aggressive rate hikes in 2024, precipitating a deep recession beginning in the fourth quarter of 2024. We viewed the risks to these forecasts to include a prolonged U.S. government shutdown, an unanticipated resurgence in inflation, a significant decline in consumer and business confidence, or additional geopolitical turmoil that could impact future economic activity. Given the current economic backdrop of a slowing economy driven by lower consumer, business and government spending, the end of all pandemic related stimulus, a softening labor market and an upcoming presidential election year, management concluded the assumptions underlying the stagflation scenario are more extreme, and highly unlikely to happen. This resulted in the removal of the stagflation scenario from the probability-weighted scenarios to estimate the ACL at December 31, 2023.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. Management reviews the level of the ACL at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. By applying a 100% probability weighting to the downside scenario and the stagflation scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $3.4 million and $9.0 million, respectively, or an additional 17 basis points and 46 basis points, respectively, to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2023.
The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$233,970	—%	$—	$147,423	—%
Real estate:
1-4 family residential	(12)	140,833	(0.01)%	—	134,844	—%
Multifamily residential	(1,267)	231,403	(0.55)%	—	187,145	—%
Commercial real estate and other	—	993,177	—%	—	920,868	—%
Commercial and industrial	(9)	316,298	0.00%	(8)	326,424	—%
Consumer	—	2,762	—%	—	3,856	—%
	$(1,288)	$1,918,443	(0.07)%	$(8)	$1,720,560	0.00%
Net charge-offs increased to $1.3 million, or 0.07% of average loans for the year ended December 31, 2023 from $8 thousand, or 0.00% of average loans for the year ended December 31, 2022. The increase was primarily due to a $1.3 million charge-off for a nonaccrual multifamily loan, which was the result of new appraisals of the collateral backing the loan.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $933 thousand and $1.3 million at December 31, 2023 and 2022, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $439 thousand increase related to the adoption of the CECL standard, offset by a $816 thousand reversal of provision for credit losses on unfunded commitments from lower unfunded loan commitment balances at December 31, 2023. Total unfunded loan commitments decreased $190.4 million to $410.8 million at December 31, 2023, from $601.1 million at December 31, 2022.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $58.8 million and $59.4 million at December 31, 2023 and 2022, respectively. This includes SBA loans serviced for others of $35.4 million and $30.3 million at December 31, 2023 and 2022, respectively, for which there was a related servicing asset of $546 thousand and $514 thousand, respectively. The fair value of the servicing asset approximated its carrying value at December 31, 2023 and 2022. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 included a weighted average discount rate of 16.1% and a weighted average prepayment speed assumption of 19.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at December 31, 2023 and 2022.
Core deposit intangibles totaled $1.2 million and $1.6 million at December 31, 2023 and 2022, respectively. The $389 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At December 31, 2023, core deposit intangibles had a weighted average remaining amortization period of 6.1 years. We performed the annual impairment analysis for the core deposit intangibles during the 2023. The results indicated there was an impairment in the savings account core deposit intangible acquired from Bank of Santa Clarita, which resulted in the acceleration of the remaining amortization of $38 thousand.
Refer to Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, and related percentage of total deposits, as of December 31, 2023:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate(1)	Amount	Percentage of Total Deposits	Spot Rate(1)
Noninterest-bearing demand	$675,098	34.7%	—%	$923,899	47.8%	—%
Interest-bearing NOW accounts (2)	381,943	19.7%	2.1%	209,625	10.9%	0.3%
Money market and savings accounts (3)	636,685	32.8%	2.9%	668,602	34.6%	1.2%
Time deposits	142,005	7.3%	4.5%	109,032	5.6%	2.1%
Broker time deposits	107,825	5.5%	4.6%	20,747	1.1%	1.1%
Total deposits	$1,943,556	100.0%	1.9%	$1,931,905	100.0%	0.6%
(1) Weighted average interest rates at December 31, 2023 and 2022.
(2) Included ICS products of $265.8 million and $51.7 million at December 31, 2023 and 2022, respectively.
(3) Included ICS products of $8.3 million and $13.8 million at December 31, 2023 and 2022, respectively.
We offer our depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product increased to $274.1 million, or 14.1% of total deposits at December 31, 2023, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022.
Total deposits were $1.94 billion at December 31, 2023, an increase of $11.7 million from $1.93 billion at December 31, 2022. The increase in total deposits was primarily driven by a $208.6 million increase in ICS deposits, a $33.0 million increase in time deposits, and a $87.1 million increase in brokered time deposits, partially offset by a $248.8 million decrease in noninterest-bearing demand deposits, a $41.7 million decrease in interest-bearing NOW accounts, excluding ICS, and a $26.5 million decrease in money market and savings accounts, excluding ICS.
At December 31, 2023, noninterest-bearing demand deposits totaled $675.1 million and represented 34.7% of total deposits, compared to $923.9 million or 47.8% at December 31, 2022. At December 31, 2023 and 2022, total deposits exceeding FDIC deposit insured limits were $816.6 million, or 42% of total deposits and $1.19 billion, or 62% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2023		2022
(dollars in thousands)	Amount	Average Rate Paid	Amount	Average Rate Paid
Noninterest-bearing demand	$801,882	—%	$1,006,795	—%
Interest-bearing NOW accounts	308,537	1.67%	211,075	0.15%
Money market and savings accounts	673,176	2.23%	690,830	0.50%
Time deposits	180,219	3.72%	100,746	0.79%
Total deposits	$1,963,814	1.37%	$2,009,446	0.23%

The increase in the weighted average rate on deposits was primarily due to increases in market interest rates during 2022 and the year ended December 31, 2023. Beginning in March 2022 through July 2023, the Federal Reserve’s Federal Open Market Committee raised the target Fed funds rate by 525 basis points. At December 31, 2023, the target Fed funds rate was 5.25% to 5.50%.
The following table sets forth the maturities of time deposits at December 31, 2023:

	December 31, 2023
(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$52,880	$25,842	$32,283	$16,259	$127,264
Time deposits in amounts over $250,000	58,024	34,264	28,766	1,512	122,566
Total time deposits	$110,904	$60,106	$61,049	$17,771	$249,830
Borrowings
Total borrowings increased $35.1 million to $102.9 million at December 31, 2023 from $67.8 million at December 31, 2022. The increase was primarily attributable to a $35.0 million increase in overnight borrowings. In connection with the early redemption of junior subordinated debentures in June 2022 (refer to Note 8 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this annual report), we recorded a loss of $347 thousand which is included in other expenses in the consolidated statements of income for the year ended December 31, 2022.
A summary of outstanding borrowings, and related information, as of December 31 follows:

(dollars in thousands)	2023	2022
FHLB Advances
Outstanding balance	$85,000	$50,000
Weighted average interest rate, end of period	5.70%	4.65%
Average balance outstanding	$26,390	$932
Weighted average interest rate during year	5.43%	4.61%
Maximum amount outstanding at any month-end during the year	$85,000	$50,000
Subordinated Notes
Outstanding balance	$17,865	$17,770
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding(1)	$17,818	$17,723
Weighted average interest rate during year(2)	6.09%	6.13%
Maximum amount outstanding at any month-end during the year	$17,865	$17,770
Junior Subordinated Debentures
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding(3)	$—	$1,239
Weighted average interest rate during year(4)	—%	5.65%
Maximum amount outstanding at any month-end during the year	$—	$2,746
(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.
(3)Average balance outstanding includes average acquisition-related discounts for the periods presented.
(4)Weighted average interest rate includes amortization of acquisition-related discounts for the periods presented.

Shareholders’ Equity
Total shareholders’ equity was $288.2 million at December 31, 2023, compared to $260.4 million at December 31, 2022. The $27.8 million increase between periods was primarily due to net income of $25.9 million, stock-based compensation expense of $4.5 million, and a decrease in the unrealized losses on debt securities available-for-sale, net of taxes of $2.0 million, partially offset by the net impact of adopting ASU 2016-13 of $3.9 million and the repurchase of shares in settlement of restricted stock units of $889 thousand.
In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates.
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. We intend to fund these repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by us. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were no shares repurchased under this share repurchase plan during the year ended December 31, 2023.
Tangible book value per common share at December 31, 2023 was $13.56, compared with $12.32 at December 31, 2022. The $1.24 increase in tangible book value per common share was primarily the result of net income generated, the impact of share-based compensation expense, and other comprehensive losses related to changes in unrealized losses, net of taxes on available-for-sale securities, partially offset by the impact of adopting ASU 2016-13. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 11.65% and 13.51%, respectively, at December 31, 2023.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 11.1% at December 31, 2023 and 10.5% at December 31, 2022. During the year ended December 31, 2023, we deployed our excess liquidity into higher yielding assets, and new loan funding for organic growth. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this annual report.
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
At December 31, 2023, we had a secured line of credit of $499.2 million from the FHLB, of which $339.2 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2023, we had pledged qualifying loans with an unpaid principal balance of $893.8 million for this line. In addition, at December 31, 2023, we used $75.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. We had an overnight borrowing of $85.0 million at December 31, 2023.
At December 31, 2023, we had credit availability of $141.6 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2023, we had pledged our held-to-maturity debt securities with an amortized cost of $53.6 million and qualifying loans with an unpaid principal balance of $116.8 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at December 31, 2023 or 2022. At December 31, 2023, we did not establish any borrowing capacity through the BTFP program.
We have three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2023 and 2022.
Southern California Bancorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at December 31, 2023 and 2022, were $135 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At December 31, 2023, we were in compliance with all covenants and terms of the Notes.

In the acquisition of CalWest Bancorp in 2020, we assumed $3.1 million of junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) which were issued to CalWest Statutory Trust I (the “Trust”). The Junior Subordinated Debentures were scheduled to mature on September 17, 2033, and accrued interest at three-month LIBOR plus 2.95%. We also acquired a 3% common interest in the Trust, which was comprised of mandatorily redeemable preferred securities. At acquisition, the Junior Subordinated Debentures were valued at a premium of $408 thousand which was included in the initial carrying value, and was being amortized over the remaining term of the borrowing. In June of 2022, we fully redeemed the Junior Subordinated Debentures before the maturity date. We recorded a loss of $347 thousand related to the unamortized premium at the time of early redemption in the other expenses of the consolidated statements of income for the year ended December 31, 2022.
At December 31, 2023, consolidated cash and cash equivalents totaled $86.8 million, an increase of $33 thousand from $86.8 million at December 31, 2022. The increase in cash and cash equivalents is the result of $33.1 million in net cash provided by operating cash flows and $45.9 million of net cash flows provided by financing cash flows, offset by $78.9 million net cash used in investing cash flows .
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $33.1 million for the year ended December 31, 2023, compared to $13.4 million in the prior year. The $19.8 million increase was primarily due to the $9.8 million increase in net income and a $2.6 million increase in net cash provided by sales of loans for sale, net of originations.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash used in investing activities was $78.9 million for the year ended December 31, 2023, compared to net cash used in investing activities of $512.7 million in the prior year. The $433.8 million decrease in cash used in investing activities was primarily due to decreases in net loan fundings of $331.0 million and net investment securities purchases of $107.3 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $45.9 million for the year ended December 31, 2023, compared to $6.1 million in the prior year. The $39.8 million increase in financing cash flows was primarily due to a $52.9 million net increase in deposit cash flows and the prior year’s financing cash flows including $3.1 million in cash used for full redemption of the junior subordinated debentures acquired CalWest Bancorp before the maturity date, partially offset by $15.0 million in net repayment activity on FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2023.

Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of December 31, 2023:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$210,649	$114,069	$19,380	$61,756	$405,854
Letters of credit issued to customers	4,899	40	—	—	4,939
Total commitments	$215,548	$114,109	$19,380	$61,756	$410,793

FHLB advances	$85,000	$—	$—	$—	$85,000
Subordinated notes	—	—	—	17,865	17,865
Certificates of deposit	232,059	17,687	84	—	249,830
Lease obligations	2,165	4,120	3,795	2,037	12,117
Total contractual obligations	$319,224	$21,807	$3,879	$19,902	$364,812
At December 31, 2023 and 2022, we also had unfunded commitments of $3.2 million and $6.0 million, respectively, for investments in equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 18,369,115 have been issued as of December 31, 2023. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of December 31, 2023. On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares.
As of December 31, 2023 and 2022, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
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
As of December 31, 2023 and 2022, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since December 31,

2023. Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which it is subject.
To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

On January 1, 2023, we adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. We elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
Refer to Note 14 - Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding regulatory capital.
Dividend Restrictions
The primary source of funds for the Company is dividends from the Bank. Under federal law, the Bank may not declare a dividend in excess of its undivided profits if, absent the approval of the OCC, the Bank’s primary banking regulator, the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank also is prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.
During the year ended December 31, 2023, the Bank paid dividends to the Company of $2.0 million. The Bank paid dividends to the Company of $3.0 million during the year ended December 31, 2022.

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
During the years ended December 31, 2023 and 2022, there were no dividends declared to shareholders by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposure to market interest rates, equity prices, and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or a decrease in our net interest margin resulting from changes in market interest rates.
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
•Yield curve risk — changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk — changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate, and Constant Maturity Treasury Rates (“CMT”).
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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at December 31, 2023:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
December 31, 2023
+300bps	$359.1	$37.1	11.5%	$86.9	(0.4)	(0.4)%
+200bps	351.1	29.1	9.0%	87.6	0.3	0.3%
+100bps	339.5	17.5	5.4%	87.7	0.4	0.5%
Base case	322.0			87.3
-100bps	295.4	(26.6)	(8.3)%	84.4	(2.9)	(3.3)%
-200bps	252.8	(69.2)	(21.5)%	83.1	(4.2)	(4.8)%
-300bps	186.7	(135.3)	(42.0)%	82.0	(5.3)	(6.0)%

December 31, 2022
+300bps	$509.4	$55.3	12.2%	$103.8	(1.1)	(1.0)%
+200bps	498.2	44.1	9.7%	104.2	(0.7)	(0.7)%
+100bps	480.7	26.6	5.9%	104.7	(0.2)	(0.2)%
Base case	454.1			104.9
-100bps	411.6	(42.5)	(9.4)%	101.4	(3.5)	(3.3)%
-200bps	341.9	(112.2)	(24.7)%	97.4	(7.5)	(7.1)%
The modeled NII results at December 31, 2023 and 2022 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment, our NII results indicated there would be a slight increase in the net interest income if interest rates were to increase in the +100 and +200 rate shock scenarios, and a slight decrease in the +300 rate shock scenario The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing liquidity and deposit pressures in the banking industry.
The modeled EVE results at December 31, 2023 and 2022 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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

Item 8. Financial Statements and Supplementary Data

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS (Eide Bailly LLP, Laguna Hills, California - Auditor Firm ID: 286)	93

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	95
Consolidated Statements of Income	96
Consolidated Statements of Comprehensive Income	97
Consolidated Statements of Changes in Shareholders’ Equity	98
Consolidated Statements of Cash Flows	99
Notes to Consolidated Financial Statements	101

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Southern California Bancorp and Subsidiary
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern California Bancorp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2007 (such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP by Eide Bailly LLP in 2019).

Laguna Hills, California
March 15, 2024

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(dollars in thousands, except share data)

	December 31
	2023	2022
ASSETS
Cash and due from banks	$33,008	$60,295
Federal funds and interest-bearing balances	53,785	26,465
Total cash and cash equivalents	86,793	86,760
Debt securities available for sale, at fair value (amortized cost of $136,366 and $121,652 at December 31, 2023 and 2022, respectively)	130,035	112,580
Debt securities held to maturity, at amortized cost, net of allowance of $0 for both periods (fair value of $50,432 and $47,906 at December 31, 2023 and 2022, respectively)	53,616	53,946
Loans held for sale	7,349	9,027
Loans held for investment	1,957,442	1,897,773
Allowance for loan losses	(22,569)	(17,099)
Loans held for investment, net	1,934,873	1,880,674
Restricted stock, at cost	16,055	14,543
Premises and equipment	13,270	14,334
Right-of-use asset	9,291	8,607
Goodwill	37,803	37,803
Core deposit intangible, net	1,195	1,584
Bank owned life insurance	38,918	37,972
Deferred taxes, net	11,137	10,699
Accrued interest and other assets	19,917	15,398
Total assets	$2,360,252	$2,283,927
LIABILITIES
Noninterest-bearing demand	$675,098	$923,899
Interest-bearing NOW accounts	381,943	209,625
Money market and savings accounts	636,685	668,602
Time deposits	249,830	129,779
Total deposits	1,943,556	1,931,905
Borrowings	102,865	67,770
Operating lease liability	12,117	11,055
Accrued interest and other liabilities	13,562	12,842
Total liabilities	2,072,100	2,023,572

Commitments and contingencies (Notes 5 and 12)

SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,369,115 and 17,940,283 at December 31, 2023 and 2022	222,036	218,280
Retained earnings	70,575	48,516
Accumulated other comprehensive loss - net of taxes	(4,459)	(6,441)
Total shareholders’ equity	288,152	260,355
Total liabilities and shareholders’ equity	$2,360,252	$2,283,927

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023 and 2022
(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$113,951	$86,366
Interest on debt securities	3,497	2,013
Interest on tax-exempted debt securities	1,655	1,372
Interest on deposits at other financial institutions	3,357	2,896
Interest and dividends on other interest-earning assets	1,062	928
Total interest and dividend income	123,522	93,575
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	20,161	3,793
Interest on time deposits	6,704	797
Interest on borrowings	2,519	1,199
Total interest expense	29,384	5,789
Net interest income	94,138	87,786
Provision for credit losses	915	5,956
Net interest income after provision for credit losses	93,223	81,830
NONINTEREST INCOME
Service charges and fees on deposit accounts	1,202	1,014
Interchange and ATM income	744	782
Gain on sale of loans	831	1,349
Income from bank owned life insurance	946	1,490
Servicing and related income on loans, net	240	192
Loss on sale of available-for-sale debt securities	(974)	(994)
Loss on sale and disposal of fixed assets	—	(768)
Other charges and fees	390	610
Total noninterest income	3,379	3,675
NONINTEREST EXPENSE
Salaries and employee benefits	39,249	37,069
Occupancy and equipment	6,231	6,210
Data processing and communications	4,534	4,609
Legal, audit and professional	3,211	2,597
Regulatory assessments	1,508	1,550
Director and shareholder expenses	849	946
Merger and related expenses	—	1,177
Core deposit intangible amortization	389	438
Litigation settlements, net	—	5,525
Other expenses	3,775	3,401
Total noninterest expense	59,746	63,522
Income before income taxes	36,856	21,983
Income tax expense	10,946	5,870
Net income	$25,910	$16,113
Earnings per share:
Basic	$1.42	$0.90
Diluted	$1.39	$0.88
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023 and 2022
(dollars in thousands)

	Year Ended December 31,
	2023	2022
Net income	$25,910	$16,113

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale:
Change in net unrealized gain (loss)	1,767	(10,014)
Reclassification of loss recognized in net income	974	994
	2,741	(9,020)
Income tax expense (benefit):
Change in net unrealized gain (loss)	471	(2,911)
Reclassification of loss recognized in net income	288	294
	759	(2,617)
Total other comprehensive income (loss), net of tax	1,982	(6,403)
Total comprehensive income, net of tax	$27,892	$9,710

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2023 and 2022
(dollars in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2021	17,707,737	$214,163	$32,403	$(38)	$246,528

Stock-based compensation	—	3,682	—	—	3,682
Stock options exercised	136,100	1,009	—	—	1,009
Restricted stock units vested	101,577	—	—	—	—
Repurchase of shares to cover stock option proceeds and tax liabilities	(5,131)	(574)	—	—	(574)
Net income	—	—	16,113	—	16,113
Other comprehensive loss	—	—	—	(6,403)	(6,403)

Balance at December 31, 2022	17,940,283	218,280	48,516	(6,441)	260,355
Adoption of ASU No. 2016-13, net of tax (1)	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	218,280	44,665	(6,441)	256,504

Stock-based compensation	—	4,518	—	—	4,518
Stock options exercised	16,000	127	—	—	127
Restricted stock units vested	470,648	—	—	—	—
Repurchase of shares to cover stock option proceeds and tax liabilities	(57,816)	(889)	—	—	(889)
Net income	—	—	25,910	—	25,910
Other comprehensive income	—	—	—	1,982	1,982

Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
(1) Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023 and 2022
(dollars in thousands)

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$25,910	$16,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,530	1,563
Core deposit intangible amortization	389	438
Amortization of premiums of debt securities	260	823
Gain on sale of loans	(831)	(1,349)
Loss on sale and disposal of fixed assets	—	768
Loss on early debt extinguishment	—	347
Loans originated for sale	(9,240)	(28,470)
Proceeds from loans originated for sale	11,887	21,366
Provision for credit losses	915	5,956
Deferred income tax expense (benefit)	418	(2,550)
Impairment charges of right-of-use assets	134	136
Stock-based compensation	4,518	3,682
Increase in cash surrender value of bank owned life insurance	(946)	(869)
Income from bank owned life insurance	—	(621)
Loss on sale of debt securities	974	994
Accretion of net discounts and deferred loan fees	(1,972)	(3,793)
Net decrease in other items	(844)	(1,182)
Net cash provided by operating activities	33,102	13,352

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	—	1,366
Proceeds from sale of debt securities available for sale	37,731	22,455
Proceeds from maturities and paydowns of debt securities available for sale	10,618	11,184
Proceeds from maturities and paydowns of debt securities held to maturity	—	74
Purchases of debt securities available for sale	(63,639)	(101,092)
Purchases of debt securities held to maturity	—	(54,267)
Net purchase of stock investments	(4,051)	(5,010)
Net fundings of loans	(59,334)	(390,686)
Proceeds from sale of loans held for investment	50	450
Proceeds from sales of premises and equipment	—	3,911
Purchases of premises and equipment	(302)	(1,081)
Net cash used in investing activities	(78,927)	(512,696)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2023 and 2022
(dollars in thousands)

	Year Ended December 31,
	2023	2022
FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,620	(41,244)
Proceeds of Federal Home Loan Bank advances	92,000	50,000
Repayment of Federal Home Loan Bank advances	(57,000)	—
Repayment of other borrowings	—	(3,093)
Proceeds from exercise of stock options	127	1,009
Repurchase of common shares	(889)	(574)
Net cash provided by financing activities	45,858	6,098

Net change in cash and cash equivalents	33	(493,246)
Cash and cash equivalents at beginning of year	86,760	580,006
Cash and cash equivalents at end of year	$86,793	$86,760

Supplemental Disclosures of Cash Flow Information:
Interest paid	$29,027	$5,552
Taxes paid	12,373	7,954
Lease liability arising from obtaining right-of-use assets	3,193	4,349
Net assets acquired in business combination:
Fair value of net assets acquired	—	(1,019)
Goodwill adjustments	—	1,019

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for Bank of Southern California, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby Bank of Southern California, N.A. became a wholly-owned subsidiary of the Company. Bank of Southern California, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006 and to Bank of Southern California, N.A. in 2010. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” ”us,” ”our,” or the ”Company” refer to Southern California Bancorp and Bank of Southern California, N.A. collectively and on a consolidated basis. References herein to “Southern California Bancorp,” “SCB,” “Bancorp” or the “holding company,” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 13 branch offices serving Orange, Los Angeles, San Diego and Ventura counties, as well as the Inland Empire. Many of the banking offices have been acquired through a number of acquisitions.

On May 11, 2023, our common stock became listed on the Nasdaq Capital Market under the symbol BCAL. Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-K and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for financial reporting.

Certain reclassifications have been made to the December 31, 2022 consolidated financial statements to conform to the 2023 presentation. These reclassifications included $506 thousand of the provision for loan losses on unfunded commitments previously reported in noninterest expense was reclassified to provision for credit losses in the accompanying consolidated statements of income.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for credit losses, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, and federal funds and interest-bearing balances represent primarily cash held at the Federal Reserve Bank of San Francisco, Pacific Coast Bankers’ Bank and Federal Home Loan Bank of San Francisco. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2023, the Bank had no required cash balance held by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Debt Securities

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities classified as held-to-maturity securities are carried at amortized cost. Debt securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs. Debt securities not classified as held-to-maturity securities nor as available-for-sale securities are classified as trading securities. Available-for-sale debt securities and trading debt securities are recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale debt securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method. Debt securities held-to-maturity and available-for-sale are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When debt securities held-to-maturity and available-for-sale are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Prior to January 1, 2023, Management evaluated securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit loss, which must be recognized in the income statement and OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The related write-downs are included in earnings as realized losses.
Effective January 1, 2023, upon the adoption of ASU 2016-13, both held-to-maturity debt securities and available-for-sale debt securities are subject to the current expected credit losses (“CECL”) methodology. The assessment of expected credit losses for held-to-maturity debt securities under CECL is performed on a collective basis when similar risk characteristics exist, and expected credit losses must be recognized at the time of purchase or designation. CECL requires the consideration of credit losses even when the risk of loss is remote. The assessment of expected credit losses for available-for-sale debt securities is performed on an individual security basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors.

Restricted Stock Investments

The Bank is a member of the Federal Home Loan Bank (”FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. In addition, the Bank is a member of its regional Federal Reserve. FHLB and Federal Reserve stock are carried at cost, classified as a restricted stock, at cost, in the consolidated balance sheets and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as interest and dividends on other interest-earning assets in the accompanying consolidated statements of income.

Other Equity Securities Without A Readily Determinable Fair Value

The Company also has restricted securities in the form of capital stock invested in two different banker’s bank stocks and other limited partnership investments. These investments do not have a readily determinable fair value, and they are measured at equity method of accounting when its ownership interest in such investments exceed 5% or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Investments in tax credit are recorded net of accumulated amortization, using the proportional amortization method. Any impairment will be recorded through earnings. These investments are included in other assets in the accompanying consolidated balance sheets.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Loans Held for Sale

Loans held for sale are comprised of SBA loans originated and intended for sale in the secondary market. These loans are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA loans are included in gain on sale of loans in the accompanying consolidated statements of income.

Loans Held for Investment

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Purchase discounts and premiums and net deferred loan origination fees and costs on loans are accreted or amortized in interest income as an adjustment of yield, using the interest method, over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued when a loan is placed on nonaccrual status.

Nonaccrual Loans

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is generally discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or earlier when, in the opinion of management, there is reasonable doubt as to collectability. On a case-by-case basis, loans past due 90 days may remain on accrual, if the loan is well collateralized, actively in process of collection and, in the opinion of management, likely to be paid current within the next payment cycle. When loans are placed on nonaccrual status, all interest previously accrued but not collected is generally reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to all principal and interest.
Allowance for Credit Losses (“ACL”)
Loans held for investment — An ACL on loans is the Company’s estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL on loans consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in Allowance for Credit Losses - Off-Balance Sheet Credit Exposure).
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The Company measures the ACL on loans using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on an individual loan basis, which is then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level.
The Company’s loan portfolio consists of the following segments, based on regulatory call codes and related risk ratings:
Construction and land development loans are typically adjustable rate residential and commercial construction loans to builders, developers and other investors, with terms generally limited to 12 to 36 months. These loans generally require payment in full upon the sale or refinance of the property. Construction and development loans generally carry a higher degree of risk because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property, unless the project is user-owned which may then convert to a conventional term loan. Specific material risks may include (i) unforeseen delays in the building or the project, (ii) cost overruns or inadequate contingency reserves, (iii) poor management of construction process, (iv) inferior or improper construction techniques, (v) changes in the economic environment during the construction period, (vi) a downturn in the real estate market, (vii) rising interest rates which may impact the sale of the property and its price, and (viii) failure to sell or stabilize completed projects in a timely manner. The Company attempts to reduce risks associated with construction and land development loans by obtaining personal guarantees and by keeping the maximum loan-to-value (“LTV”) ratio at or below 75%, depending on the project type. Many of the construction and land development loans include interest reserves built into the loan commitment. For owner-occupied commercial construction loans, periodic cash payments for interest are required from the borrower’s cash flow.
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
The Company’s commercial and industrial (“C&I”) loans are generally made to businesses located in the Southern California region and surrounding communities. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. The Company’s C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These loans are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
typically made to provide working capital to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses.
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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
Held-to-Maturity Debt Securities — An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation, and is updated each period to reflect management’s expectations of CECL as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the provision for credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the lack of collectibility of a held-to-maturity debt security is confirmed.
Available-for-Sale Debt Securities — An ACL is established for losses on available-for-sale debt securities on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the provision for credit losses in the consolidated statements of income. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.
Off-Balance Sheet Credit Exposures — The Company also maintains a separate allowance for credit losses for off-balance sheet commitments, which totaled $933 thousand and $1.3 million at December 31, 2023 and 2022, respectively. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for credit losses in the consolidated statements of income and

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

Loan Modifications, Refinancings and Restructurings

Prior to the adoption of ASU 2022-02, a loan was classified as a TDR when the Company granted a concession to a borrower experiencing financial difficulties that it otherwise would not consider under its normal lending policies under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Upon the adoption of ASU 2022-02 on January 1, 2023, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, having issues continuing as a going concern, insufficient cash flow to service all debt service requirements, inability to obtain funds from other sources at a market rate for similar debt to non-troubled borrowers, and currently classified as substandard loans that are categorized as having well-defined weaknesses.
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
A modification may vary by program and by borrower-specific characteristics, and may include interest rate reductions, principal forgiveness, term extensions, payment delays and any combinations of the above, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.
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

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ALL, if necessary. Subsequent to foreclosure, OREO is carried at the lower of the Company’s carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is generally based on current appraisals, which are frequently adjusted by management to reflect current conditions and estimated selling costs. Write-downs are expensed and recognized as a valuation allowance. Operating

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses. There were no foreclosures in process as of December 31, 2023 and 2022.

Bank Owned Life Insurance

Bank owned life insurance is recorded at the amount that can be realized under insurance contracts at the date of the consolidated balance sheets, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Loan Sales and Servicing of Financial Assets

The Company originates SBA loans that may be sold in the secondary market. Servicing rights are recognized separately when they are acquired through sale of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds (Level 3 fair value inputs). The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing fee income, which is reported in the consolidated statements of income with servicing and related income on loans, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing rights and changes in the valuation allowance are netted against loan servicing income.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and equipment and forty-five to fifty-five years for premises. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Right-of-Use (”ROU”) Assets and Lease Liabilities

The Company has operating leases for its branches and administrative facilities. The Company determines if an arrangement contains a lease at contract inception and recognizes a ROU asset and

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
operating lease liability based on the present value of lease payments over the lease term. While operating leases may include options to extend the term, the Company does not take into account the options in calculating the ROU asset and lease liability unless it is reasonably certain such options will be exercised. The present value of lease payments is determined based on the discount rate implicit in the lease or the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease agreements with lease and non-lease components as a single lease component.

Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. Pursuant to the Company’s safe harbor election, matching contributions up to 4.0% of salary are made to the plan. Total contribution expense for the plan was $932 thousand in 2023 and $875 thousand in 2022 and is included in salaries and employee benefits expense in the consolidated statements of income. Deferred compensation and supplemental retirement plan expense is recognized over the years of service.

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depend on having sufficient taxable income of an appropriate character within the carryforward periods.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.
We reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in periods in which there is a change in corporate income tax rates.

Comprehensive Income

Changes in unrealized gains and losses, net of tax on available-for-sale securities is the only component of other comprehensive income (loss) for the Company. The amount reclassified out of other comprehensive income (loss) relating to realized losses on sales of securities was $974 thousand and $994 thousand, with a related tax benefit of $288 thousand and $294 thousand for December 31, 2023 and 2022, respectively.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.

Earnings Per Share (“EPS”)

Earnings per share present the net income or loss per common share, after consideration of the preferred shareholders interest in the net income or loss. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company accounts for merger-related costs, which may include advisory, legal, accounting, valuation, other professional fees, data conversion fees, contract termination charges and branch consolidation costs, as expenses in the periods in which the costs are incurred and the services are received.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company has selected to perform its annual impairment test in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the years ended December 31, 2023 and 2022.
Core deposit intangible (”CDI”) is a measure of the value of depositor relationships resulting from whole bank acquisitions. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. CDI is amortized on an accelerated method over an estimated useful life of 5.0 to 7.8 years.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and the amount or range of loss can be

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2023.
During the year ended December 31, 2022, the Company had settlements of certain litigations and recognized a net loss of $5.5 million, which is reflected as litigation settlement, net in the accompanying consolidated statements of income.

Revenue Recognition – Noninterest Income

The core principle of Topic 606, Revenue from Contracts with Customers, is that an entity recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 requires entities to exercise more judgment when considering the terms of a contract than under Topic 605, Revenue Recognition. Topic 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. Topic 606 does not apply to revenue associated with interest income on financial instruments, including loans and securities. Additionally, certain noninterest income streams, such as income from BOLI and gain and losses on sales of investment securities and loans, are out of the scope of Topic 606.
Topic 606 is applicable to noninterest revenue streams such as (i) service charges and fees on deposit accounts, including account maintenance, transaction-based and overdraft services, and (ii) interchange fees, which represent fees earned when a debit card issued by the Company is used. These revenue streams are largely transaction-based and revenue is recognized upon completion of a transaction.
All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in noninterest income in the consolidated statements of income.
Gains/losses on the sale of OREO are included in non-interest income/expense in the consolidated statements of income and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

Stock-Based Compensation

Compensation cost is recognized for stock options, time-based restricted stock unit awards and performance-based restricted stock unit awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for time-based and performance-based restricted stock unit awards. Performance-based restricted stock unit awards contain vesting conditions which are based on predetermined performance targets that impact the number of shares that ultimately vest based on the level of targets achievement. These costs are recognized over the period in which the awards are expected to vest, on a straight-line basis. The costs for performance-based restricted unit awards are recognized over the period in which the awards are expected to vest as the Company believes the predetermined performance targets are probable to be fulfilled. For performance-based awards that do not vest because the predetermined performance targets are not fulfilled, no compensation cost is recognized, and any previously recognized compensation is reversed. The Company has elected to account for forfeitures of stock-based awards as they occur. Excess tax benefits and tax deficiencies relating to stock-based compensation are recorded as income tax expense or benefit in the consolidated statements of income when incurred. The Company generally issues new shares upon the exercise of stock options or vesting of restricted stock units.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measure certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. ASC Topic 820, establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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
At adoption of CECL and continuing through December 31, 2023, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2 – Investment Securities, for more information.
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this update, the application of the proportional amortization method of accounting was only limited to low-income housing tax credit (“LIHTC”) structured investments. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of income, income tax expense. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this update specifies that impairment of LIHTC structure investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This update also clarifies that for LIHTC structure investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this update are effective for the Company for interim and annual periods beginning December 15, 2023. Early adoption is permitted. At December 31, 2023, the Company has one equity investment that is made for the primary

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
purpose of receiving tax credits, and it is accounted for using the proportional amortization method of accounting. Refer to Note 2 – Investment Securities, for more information.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements–Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company: 1.Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows; 2.Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements; 3.Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation; 4.Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and 5.Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its Consolidated Financial Statements.

NOTE 2 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their estimated fair values at December 31, 2023 and 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Taxable municipal	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432
December 31, 2022
Taxable municipal	$550	$—	$(105)	$445

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Tax exempt bank-qualified municipals	53,396	—	(5,935)	47,461
	$53,946	$—	$(6,040)	$47,906

The amortized cost of available-for-sale debt securities and their estimated fair values at December 31, 2023 and 2022 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipal	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

December 31, 2022
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$27,029	$—	$(3,734)	$23,295
SBA securities	7,988	16	(132)	7,872
U.S. Treasury	6,652	—	(700)	5,952
U.S. Agency	7,025	—	(842)	6,183
Collateralized mortgage obligations	47,778	20	(3,375)	44,423
Taxable municipals	4,403	36	(211)	4,228
Tax exempt bank-qualified municipals	20,777	163	(313)	20,627
	$121,652	$235	$(9,307)	$112,580

During the years ended December 31, 2023 and 2022, there were no transfers between held-to-maturity and available-for-sale debt securities.

At December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.

Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $788 thousand and $1.1 million at December 31, 2023 and 2022, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

At December 31, 2023, held-to-maturity debt securities with an amortized cost of $53.6 million were pledged to the Federal Reserve Bank as collateral for a $47.3 million line of credit. There were no debt securities pledged at December 31, 2022. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Contractual Maturities

The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of December 31, 2023 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$520	$513
Due after one year through five years	—	—	5,608	5,122
Due after five years through ten years	12,915	12,297	20,219	18,066
Due after ten years	40,701	38,135	110,019	106,334
	$53,616	$50,432	$136,366	$130,035
Realized Gains and Losses

The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Gross gains on sales and calls	$209	$—
Gross losses on sales and calls	(1,183)	(994)
Loss on sale of available-for-sale debt securities	$(974)	$(994)
Proceeds from sales and calls	$37,737	$22,455

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(160)	$23,738	$(3,068)	$20,951	$(3,228)	$44,689
SBA securities	(8)	2,193	(101)	1,790	(109)	3,983
U.S. Treasury	—	—	(343)	2,417	(343)	2,417
Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(311)	15,684	(2,691)	23,360	(3,002)	39,044
Taxable municipals	—	—	(107)	921	(107)	921
Tax exempt bank-qualified municipals	—	—	(21)	810	(21)	810
	$(479)	$41,615	$(6,661)	$51,919	$(7,140)	$93,534

December 31, 2022:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,337)	$9,888	$(2,397)	$13,407	$(3,734)	$23,295
SBA securities	(1)	202	(131)	2,258	(132)	2,460
U.S. Treasury	(277)	3,563	(423)	2,389	(700)	5,952
Agency	(51)	474	(791)	5,709	(842)	6,183
Collateralized mortgage obligations	(2,169)	35,331	(1,206)	6,029	(3,375)	41,360
Taxable municipals	(75)	3,318	(136)	373	(211)	3,691
Tax exempt bank-qualified municipals	(313)	14,081	—	—	(313)	14,081
	$(4,223)	$66,857	$(5,084)	$30,165	$(9,307)	$97,022

As of December 31, 2023, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $7.1 million, consisting of 58 securities with total unrealized losses of $6.7 million that had been in a continual loss position for twelve months and over. As of December 31, 2022, the Company had a total of 88 available-for-sale debt securities in a gross unrealized loss position totaling $9.3 million, consisting of 43 securities with total unrealized losses of $5.1 million that had been in a continual loss position for twelve months and over. Such unrealized losses on these investment securities have not been recognized into income.

Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At December 31, 2023, the Company had a net unrealized loss on available-for-sale debt securities of $6.3 million, or $4.5 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.1 million, or $6.4 million net of tax in accumulated other comprehensive loss, at December 31, 2022.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. At December 31, 2023, these securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand.

At December 31, 2023, 58 held-to-maturity debt securities with fair values totaling $48.3 million had gross unrealized losses totaling $3.2 million, compared to 61 held-to-maturity debt securities with fair values totaling $47.9 million had gross unrealized losses totaling $6.0 million at December 31, 2022. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. The held-to-maturity debt securities only consisted of the municipal securities. At December 31, 2023, these held-to-maturity debt securities rated AA and above totaled $47.0 million and rated AA- totaled $3.4 million.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at December 31, 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the year ended December 31, 2023.
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

The table below summarizes the Company’s restricted stock investments at December 31:

(dollars in thousands)	2023	2022
Federal Reserve Bank	$7,430	$7,318
Federal Home Loan Bank	8,625	7,225
	$16,055	$14,543

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
During the year ended December 31, 2023, the Company purchased $112 thousand of Federal Reserve Bank stock, and purchased $1.4 million of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at December 31, 2023 and 2022. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At December 31, 2023 and 2022, the Company evaluated the carrying value of these equity securities and determined that they were not impaired, and no loss related to changes in the fair value of these equity securities was recognized.
The Company has other equity investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At December 31, 2023 and 2022, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $7.0 million and $4.6 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions from the investments that are considered return of capital are recorded as a reduction of the Company’s investment. During the year ended December 31, 2023, the Company made $2.3 million of net capital contributions to these equity investments. During the year ended December 31, 2022, the Company made $2.8 million of net capital contributions to these equity investments. During the years ended December 31, 2023 and 2022, the Company evaluated the carrying value of these equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in accrued interest receivable and other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. Total estimated tax credits allocated and other benefits recognized, and proportional amortization expense recognized were $170 thousand, and $126 thousand, respectively for the year ended December 31, 2023. The aggregate funding commitment for this investment was $2.0 million at December 31, 2023 and 2022. The unfunded portion of these investments totaled $1.5 million and $1.9 million at December 31, 2023 and 2022, respectively, and is included in other liabilities in the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company made capital contributions of $349 thousand, and $122 thousand, respectively. At December 31, 2023 and 2022, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern California markets in San Diego, Orange, Ventura, Los Angeles, and Riverside counties, as well as the Inland Empire. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 83% and 82% of total loans at December 31, 2023 and 2022, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at December 31 and 2022 was as follows:

(dollars in thousands)	2023	2022
Construction and land development	$243,521	$239,067
Real estate - other:
1-4 family residential	143,903	144,322
Multifamily residential	221,247	218,606
Commercial real estate and other	1,024,243	958,676
Commercial and industrial (1)	320,142	331,644
Consumer	4,386	5,458
Loans (2)	1,957,442	1,897,773
Allowance for credit losses - loans	(22,569)	(17,099)
Net loans	$1,934,873	$1,880,674

1.Includes PPP loans with total outstanding principal of $1.3 million and $3.6 million and net unearned fees of $31 thousand and $76 thousand at December 31, 2023 and 2022.
2.Loans held for investment includes net unearned fees of $2.3 million and $3.3 million and net unearned discount of $1.4 million and $1.8 million at December 31, 2023 and 2022.

The Company has pledged $1.38 billion of loans with FHLB under a blanket lien, of which an unpaid principal balance of $893.8 million was considered as eligible collateral under this secured borrowing arrangement and loans with unpaid principal balances totaling $116.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of December 31, 2023. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve Bank secured lines of credit.

Loans Held for Sale

At December 31, 2023 and 2022, the Company had loans held for sale, consisting of SBA 7(a) loans totaling $7.3 million and $9.0 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At December 31, 2023 and 2022, the fair value of loans held for sale totaled $7.8 million and $9.6 million, respectively.

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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
The risk category of loans by class of loans and origination year as of December 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Construction and land development
Pass	$25,113	$127,496	$71,199	$17,022	$2,071	$528	$—	$—	$243,429
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,113	127,496	71,199	17,022	2,071	620	—	—	243,521
Real estate - other:
1-4 family residential
Pass	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Multifamily residential
Pass	18,803	61,677	73,365	5,712	27,292	21,245	149	—	208,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	13,004	—	—	—	—	—	—	13,004
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,803	74,681	73,365	5,712	27,292	21,245	149	—	221,247

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	76,434	304,524	287,245	57,736	51,992	203,976	36,543	1,626	1,020,076
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	—	—	—	—	1,171	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	76,434	307,225	287,245	57,736	51,992	205,147	36,838	1,626	1,024,243
Commercial and industrial
Pass	46,701	70,658	12,883	7,095	8,266	13,715	153,712	1,877	314,907
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	346	64	—	1,208	121	3,097	399	5,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	46,701	71,004	12,947	7,095	9,474	13,836	156,809	2,276	320,142
Consumer
Pass	163	—	39	91	6	11	4,076	—	4,386
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	163	—	39	91	6	11	4,076	—	4,386
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

Total loans
Pass	$192,142	$600,025	$464,938	$94,543	$94,511	$255,057	$230,125	$3,603	$1,934,944
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	13,350	64	—	1,208	1,384	3,097	399	19,502
Doubtful	—	—	—	—	—	—	—	—	—

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Loss	—	—	—	—	—	—	—	—	—
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

A summary of gross charge-offs by class of loans and origination year for the year ended December 31, 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	(12)	—	—	(12)
Multifamily residential	—	(1,267)	—	—	—	—	—	—	(1,267)
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	(15)	—	(9)	—	—	(24)
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$(1,267)	$—	$(15)	$—	$(21)	$—	$—	$(1,303)

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
There were no loans classified as doubtful or loss at December 31, 2022. The risk category of loans by class of loans as of December 31, 2022 follows:

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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Past Due Loans

A summary of past due loans as of December 31, 2023 and 2022 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2023
Construction and land development	$—	$—	$—	$—	$243,521	$—	$243,521
Real estate - other:
1-4 family residential	—	—	—	—	143,903	—	143,903
Multifamily residential	—	—	—	—	208,243	13,004	221,247
Commercial real estate and other	—	—	—	—	1,024,243	—	1,024,243
Commercial and industrial	19	—	—	19	320,123	—	320,142
Consumer	—	—	—	—	4,386	—	4,386
	$19	$—	$—	$19	$1,944,419	$13,004	$1,957,442

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2022
Construction and land development	$—	$—	$—	$—	$239,067	$—	$239,067
Real estate - other:
1-4 family residential	—	—	—	—	144,283	39	144,322
Multifamily residential	—	—	—	—	218,606	—	218,606
Commercial real estate and other	—	—	—	—	958,674	2	958,676
Commercial and industrial	—	—	—	—	331,644	—	331,644
Consumer	—	—	—	—	5,458	—	5,458
	$—	$—	$—	$—	$1,897,732	$41	$1,897,773

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of December 31, 2023 and 2022 follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	39	—
Multifamily residential	13,004	13,004	—	—
Commercial real estate and other	—	—	2	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$13,004	$13,004	$41	$—

Collateral dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At December 31, 2023, a $13.0 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. Based on the most recent appraisals, the combined "As-Is" collateral value, after accounting for estimated selling costs, the estimated net collateral value was lower than the loan’s net carrying value resulting in a $1.3 million charge-off during 2023. There were no collateral dependent loans at December 31, 2022.

Allowance for Credit Losses - Loans

On January 1, 2023, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative effect adjustment to retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.

The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, and (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance.

For prepayment and curtailment rates, the Company utilized a third-party vendor’s benchmark prepayment and curtailment rate since the adoption on January 1, 2023 through the second quarter of 2023. The Company switched to its own historical prepayment and curtailment experience covering the period from December 2020 through August 2023 to estimate the ACL beginning September 2023. Starting in the third quarter of 2023, the Company reduced the probability-weighted forecast from a three-

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
scenario forecast to a two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. The stagflation scenario was removed. The Company utilized economic forecasts released by Moody’s Analytics during the second week of December 2023. These forecasts which suggested a modest improvement from the September 2023 forecasts in their outlook based on the current economic data, which included the impact of the financial system turmoil and related governmental and other reactions to the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, and the potential for recessionary conditions. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at its current pace of $100 billion per month, ultimately reducing it from $8 trillion to $5 trillion. This resulted in a modest change in Moody’s expectation that the Federal Reserve will postpone its first rate drop from the fourth quarter of 2024 to the second quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. The December 2023 forecast assumes that the federal government avoids a shutdown in the fourth quarter and remains in continuous operation through 2024. This change in assumption from September 2023 imparts a small boost to fourth-quarter GDP of around 0.2 percentage point. The outlook for Gross Domestic Product (“GDP”) growth was improved to 2.4% in 2023 and 1.7% in 2024. This is consistent with the Federal Reserve’s outlook for economic growth of 2.6% for 2023 and 1.4% for 2024, and consistent with the Conference Board’s forecast for GDP growth of 2.2% for 2023 but comes in higher than 0.9% for 2024. The Company also considered remarks made by Chairman Powell after the most recent Fed meeting and the Conference Board Forecast that was released on December 13, 2023 to support the review of the underlying assumptions supporting each Moody’s economic forecast scenario. Chairman Powell has recently noted that rates were likely at or near their peak for this tightening cycle. His remarks were in line with the Moody’s forecast. At the December 2023 meeting, the Fed held the Fed funds rate steady in its range of 5.25% to 5.5% for the third consecutive meeting.
The Company reviewed assumptions underlying the stagflation scenario, which assumed that, in reaction to a resurgence in inflation, the Federal Reserve would raise the Fed funds rate another 300 basis points in the first quarter of 2024, tipping the economy into a more extreme recession leading to a 5.4% unemployment rate in the first quarter of 2024. Ultimately, in this scenario, the Federal Reserve is predicted to respond with more aggressive rate hikes in 2024, precipitating a deep recession beginning in the fourth quarter of 2024. The Company viewed the risks to these forecasts to include an aggressive rate hike in 2024, an unanticipated resurgence in inflation, a significant decline in consumer and business confidence, or additional geopolitical turmoil that could impact future economic activity. Given the current economic backdrop of a slowing economy driven by lower consumer, business and government spending, the end of all pandemic related stimulus, a softening labor market and an upcoming presidential election year, management continued to believe the assumptions underlying the stagflation scenario are more extreme, and highly unlikely to happen. The decision was made in September 30, 2023 to remove the stagflation scenario from the probability-weighted scenarios to estimate the ACL remained unchanged at December 31, 2023.
Accrued interest receivable on loans receivable, net, totaled $6.4 million and $5.7 million at December 31, 2023 and 2022, respectively, and is included within accrued interest and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $816 thousand for the year ended December 31, 2023 and a provision for unfunded loan commitments of $506 thousand for the year ended December 31, 2022. The provision for unfunded loan commitments is included in the provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $933 thousand and $1.3 million at December 31, 2023 and 2022, respectively. The reserve for unfunded loan commitments is included in accrued interest and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Allowance for loan losses (ALL)
Balance, beginning of period	$17,099	$11,657
Adoption of ASU No. 2016-13(1)	5,027	—
Provision for loan losses	1,731	5,450
Charge-offs	(1,303)	(21)
Recoveries	15	13
Net charge-offs	(1,288)	(8)
Balance, end of period	$22,569	$17,099
Reserve for unfunded loan commitments
Balance, beginning of period	$1,310	$804
Adoption of ASU No. 2016-13(1)	439	—
(Reversal of) provision for unfunded commitment losses	(816)	506
Balance, end of period	933	1,310
Allowance for credit losses (ACL), end of period	$23,502	$18,409
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Year Ended December 31, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
(Reversal of) provision for loan losses	(1,150)	2,885	40	(44)	1,731
Charge-offs	—	(1,279)	(24)	—	(1,303)
Recoveries	—	—	15	—	15
Net charge-offs	—	(1,279)	(9)	—	(1,288)
End of period	$2,032	$16,280	$4,242	$15	$22,569

Year Ended December 31, 2022
Beginning of period	$666	$8,441	$2,548	$2	$11,657
Provision for loan losses	1,635	3,250	539	26	5,450
Charge-offs	—	—	(21)	—	(21)
Recoveries	—	—	13	—	13
Net charge-offs	—	—	(8)	—	(8)
End of period	$2,301	$11,691	$3,079	$28	$17,099
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans, C&I loans participated with various other financial institutions and the special purpose vehicle (“SPV”) participations for the Main Street loans. The loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $58.8 million and $59.4 million at December 31, 2023 and 2022. This includes SBA loans serviced for others of $35.4 million at December 31, 2023, and $30.3 million at December 31, 2022, for which there was a related servicing asset of $546 thousand and $514 thousand, respectively.
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
A summary of change in the SBA servicing asset for the years ended December 31, 2023 and 2022 follows:

(dollars in thousands)	2023	2022
Balance, beginning of period	$514	$170
Additions	216	422
Amortization (1)	(184)	(78)
Balance, end of period	$546	$514
(1) Amortization included accelerated amortization of $92 thousand and $40 thousand for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, SBA 7(a) loans sold totaled $10.9 million, resulting in total gains on sale of SBA loans of $874 thousand. SBA 7(a) loans sold during the year ended December 31, 2022 totaled $20.0 million, resulting in total gains on sale of SBA loans of $1.3 million, respectively.

The fair value of the servicing asset approximated the carrying value at December 31, 2023 and 2022, respectively. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 and 2022 included:

(dollars in thousands)	December 31, 2023	December 31, 2022
Discount rate:
Range	10.5% – 26.2%	13.9% – 34.3%
Weighted average	16.1%	19.1%
Prepayment speed:
Range	11.2% – 48.1%	9.7% – 41.2%
Weighted average	19.0%	17.0%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of income, for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Contractually specified fees	$410	$203
Amortization	(184)	(78)
Net servicing fees	$226	$125

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
NOTE 5 - PREMISES AND EQUIPMENT AND LEASES

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2023	2022
Land	$5,386	$5,386
Building	4,766	4,766
Leasehold improvements	5,584	5,351
Furniture & fixtures	2,377	2,228
Computer & other equipment	3,732	3,648
	21,845	21,379
Less: Accumulated depreciation and amortization	(8,575)	(7,045)
Total	$13,270	$14,334

Depreciation and amortization expense on premises and equipment was $1.5 million and $1.6 million for the years ended December 31, 2023 and 2022. During the year ended December 31, 2022, the Company sold a building and related fixed assets that were acquired as part of the Bank of Santa Clarita (“BSCA”) acquisition in 2021, and recorded a loss on sale of $768 thousand.

Substantially all leases are operating leases for corporate offices and branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of operating leases range from 6 months to 9.5 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at the sole discretion of the Company. Renewal option periods were not included in the measurement of ROU assets and lease liabilities as they were not considered reasonably certain of exercise at commencement.

During the year ended December 31, 2023, management decided to vacate the first floor of the branch office in Del Mar, California and recorded an impairment of ROU assets of $134 thousand. The impairment of the ROU assets was based on a discounted cash flow of lease payments net of sublease income. During the year ended December 31, 2022, the Company recognized $136 thousand impairment of ROU assets for the branch office in La Jolla, California. Management decided to halt the opening of a new branch office in La Jolla, California and the impairment charges are included in occupancy and equipment expenses in the consolidated statements of income.

The ROU assets, lease liabilities and supplemental information at December 31 are shown below.

(dollars in thousands)	2023	2022
Operating lease ROU assets	$9,291	$8,607
Operating lease liability	$12,117	$11,055
Weighted average remaining lease term, in years	5.49	5.69
Weighted average discount rate	5.6%	5.6%

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
The Company’s lease expense is recorded in premises and occupancy expense in the consolidated statements of income. The following table presents the components of lease expense for the years ended December 31:

(dollars in thousands)	2023	2022
Lease costs:
Operating lease	$2,894	$2,569
Short-term lease	—	177
Total lease costs	$2,894	$2,746

Other information:
Cash paid for amounts included in lease liabilities	$2,814	$2,615
ROU assets obtained for new operating lease obligations	$3,193	$4,349

Lease liabilities as of December 31, 2023, mature as indicated below:

(dollars in thousands)	Amount
Twelve months ending December 31:
2024	$2,727
2025	2,530
2026	2,355
2027	2,252
2028	1,884
Thereafter	2,297
Total future minimum lease payments	14,045
Less: imputed interest	1,928
Present value of net future minimum lease payments	$12,117

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess purchase price over the fair value of all identifiable assets and liabilities acquired and totals $37.8 million at December 31, 2023 and 2022. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. Due to the banking industry turmoil and the resulting volatility in our stock price during the first quarter of 2023, the Company performed an analysis of goodwill that consisted of quantitative assessments to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of these analyses indicated that no impairment of goodwill existed as of March 31, 2023. The Company performed a qualitative assessment for potential impairment as of December 31, 2023, and as a result of that assessment had determined that there has been no impairment to the goodwill. The following table presents changes in the carrying amount of goodwill for the periods indicated:

(dollars in thousands)	2023	2022
Beginning of the year	$37,803	$36,784
Adjustments to goodwill(1)	—	1,019
End of year	$37,803	$37,803
(1)During the year ended December 31, 2022, the Bank finalized its allocation of purchase consideration to the net assets acquired from BSCA resulting in a $1.0 million increase to goodwill.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Core deposit intangibles are amortized over periods of 5.0 to 7.8 years. As of December 31, 2023, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.1 years. The Company performed the annual impairment analysis for the core deposit intangibles during the third quarter of 2023. The results indicated there was an impairment in the savings account core deposit intangible acquired from Bank of Santa Clarita, which resulted in the acceleration of the remaining amortization of $38 thousand at September 30, 2023. The following table presents the changes in core deposit intangibles for the years ended December 31:

(dollars in thousands)	2023	2022
Gross balance, beginning of year	$4,185	$4,185
Additions	—	—
Gross balance, end of year	$4,185	$4,185

Accumulated amortization:
Balance, beginning of year	$(2,601)	$(2,163)
Amortization	(389)	(438)
Balance, end of period	(2,990)	(2,601)
Net core deposit intangible, end of year	$1,195	$1,584

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
2024	$258
2025	237
2026	217
2027	205
2028	134
Thereafter	144
$1,195

NOTE 7 - DEPOSITS

The Company offers the Insured Cash Sweep (“ICS”) product, providing customers with FDIC insurance coverage at ICS network institutions. As of December 31, 2023, ICS deposits increased to $274.1 million, or 14.1% of total deposits, compared to $65.5 million, or 3.4% of total deposits at December 31, 2022.

Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $122.6 million and $84.6 million as of December 31, 2023 and 2022. Brokered time deposits totaled $107.8 million and $20.7 million as of December 31, 2023 and December 31, 2022, respectively.

The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2023 and 2022, total collateralized deposits, including the deposits of State of California and their public agencies,

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
were $72.7 million and $14.4 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
2024	$232,059
2025	13,610
2026	4,077
2027	73
2028	11
$249,830

NOTE 8 - BORROWING ARRANGEMENTS

A summary of outstanding borrowings as of December 31 follows:

(dollars in thousands)	2023	2022
FHLB advances	$85,000	$50,000
Subordinated notes	17,865	17,770
Total borrowings	$102,865	$67,770

Federal Home Loan Bank Secured Line of Credit
At December 31, 2023, the Company had a secured line of credit of $499.2 million from the FHLB, of which $339.2 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2023, the Company had pledged qualifying loans with an unpaid principal balance of $893.8 million for this line. In addition, at December 31, 2023, the Company used $75.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
The Company had an overnight borrowing of $85 million with an interest rate of 5.70% and $50 million with an interest rate of 4.65% at December 31, 2023 and 2022, respectively.

Federal Reserve Bank Secured Line of Credit
At December 31, 2023, the Company had credit availability of $141.6 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2023, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.6 million as collateral, and qualifying loans with an unpaid principal balance of $116.8 million as collateral through the Borrower-in-

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Custody (“BIC”) program. The Company had no discount window borrowings at December 31, 2023 and 2022.
In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty. At December 31, 2023, the Company did not establish any borrowing capacity through the BTFP program. The program expires on March 11, 2024. On January 24, 2024, the Federal Reserve announced the BTFP will cease making new loans as scheduled on March 11, 2024. After expiration of the BTFP, depositories can access funds to manage liquidity risk through the Federal Reserve’s discount window.

Federal Funds Unsecured Lines of Credit
At December 31, 2023, the Company had three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2023 and 2022.

Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at December 31, 2023 and 2022, were $135 thousand and $230 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in the interest expense on the consolidated statements of income. At December 31, 2023, the Company was in compliance with all covenants and terms of the Notes.

Junior Subordinated Debentures
In the acquisition of CalWest Bancorp, the Company assumed $3.1 million of junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) which were issued to CalWest Statutory Trust I (the “Trust”). The Company also acquired a 3% common interest in the Trust, which was comprised of mandatorily redeemable preferred securities. At acquisition, the Junior Subordinated Debentures were valued at a premium of $408 thousand which was included in the initial carrying value of subordinated securities, which was being amortized over the remaining term of the borrowing. The Junior Subordinated Debentures mature September 17, 2033. In June of 2022, the Company decided to fully redeem the Junior Subordinated Debentures before the maturity date. The Company recorded a loss of $347 thousand related to the unamortized premium at the time of early redemption in the other expenses of the consolidated statements of income for the year ended December 31, 2022.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

NOTE 9 - INCOME TAXES

The income tax expense for the years ended December 31, is comprised of the following:

(dollars in thousands)	2023	2022
Current tax expense:
Federal	$6,791	$5,257
State	3,737	3,163
Total current tax expense	10,528	8,420
Deferred taxes:
Federal	108	(1,631)
State	310	(919)
Total deferred taxes	418	(2,550)
Total income tax expense	$10,946	$5,870
A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31 follows:

	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
Statutory federal income tax provision	$7,740	21.0%	$4,617	21.0%
State taxes	3,399	9.2%	1,819	8.3%
Employee stock-based compensation	(696)	(1.9)%	(163)	(0.8)%
Tax exempt interest income	(314)	(0.9)%	(283)	(1.3)%
Excess Executive Compensation	895	2.4%	—	0.0%
Bank owned life insurance	(199)	(0.5)%	(313)	(1.4)%
Net benefit related to tax credit equity investment	(45)	(0.1)%	—	0.0%
Other	166	0.5%	193	0.9%
	$10,946	29.7%	$5,870	26.7%

For the years ended December 31, 2023 and 2022, income tax expense was $10.9 million and $5.9 million resulting in an effective income tax rate of 29.7% and 26.7%. Differences in the statutory tax rate of 29.6% for the years ended December 31, 2023 and 2022 as compared to the effective tax rate are a result of the tax effect of stock-based compensation, BOLI income, tax-exempt interest income, and excess executive compensation. There was no tax effect of excess executive compensation for the year ended December 31, 2022.

The Company is subject to federal income and California franchise tax. Income tax returns for the years ended after December 31, 2019 are open to audit by federal authorities and income tax returns for the years ending after December 31, 2018 are open to audit by California authorities. There were no interest and penalties related to unrecognized tax benefits in income tax expense at December 31, 2023 and 2022. The total amount of unrecognized tax benefits was zero at December 31, 2023 and 2022.

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$6,661	$5,036
Organizational expenses	78	85
Stock-based compensation	959	1,203
Fair value adjustment on acquired loans	257	298
Net operating loss carryforward	1,431	1,544
Accrued expenses	867	718
California franchise tax	858	674
Operating Lease liabilities	3,582	3,268
Unrealized loss on securities available for sale	1,871	2,633
Other	534	388
Total deferred tax assets	17,098	15,847

Deferred tax liabilities:
Deferred loan costs	(1,092)	(1,202)
Core deposit intangibles	(565)	(649)
Depreciation differences	(994)	(361)
Right of use asset	(2,747)	(2,544)
Other	(563)	(392)
Total deferred tax liabilities	(5,961)	(5,148)
Net deferred tax assets	$11,137	$10,699

Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built-in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a greater than 50% ownership change over a designated testing period not to exceed three years.

On June 29, 2020, California Assembly Bill 85 (A.B. 85) was signed into law. A.B. 85 suspends the use of the net operating loss (“NOL”) for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years. On February 9, 2022, Senate Bill 113 (“S.B. 113”) S.B. 113 was signed into law, and among other changes, S.B. 113 reinstates the California NOL deductions for tax years beginning in 2022, in effect shortening the suspension period for NOL deductions from A.B. 85 by one year.

As a result of the acquisition of CalWest, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $4.6 million and $5.4 million at December 31, 2023, which are scheduled to begin expiring in 2029 for federal and 2031 for California. The federal and California net operating loss carryforwards are subject to annual limitations of $381 thousand each year. The Company expects to fully utilize the recorded federal and California net operating loss carryforwards before they expire.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
NOTE 10 - EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(dollars in thousands, except share and per share data)	2023	2022
Net income	$25,910	$16,113

Weighted average common shares outstanding - basic	18,246,164	17,821,545
Dilutive effect of outstanding:
Stock options and unvested stock grants	410,578	406,742
Weighted average common shares outstanding - diluted	18,656,742	18,228,287

Earnings per common share - basic	$1.42	$0.90
Earnings per common share - diluted	$1.39	$0.88

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of basic EPS for the year ended December 31, 2023 because the performance conditions had been met, but they were excluded in the computation of diluted EPS for the year ended December 31, 2022 because the performance conditions had not been met. At December 31, 2023 and 2022, there were 71,508 and 160,809 restricted stock units and 6,460 and 24,842 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors and their related interests with which they are associated. In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates, and collateral, as those prevailing at the time for comparable transactions with unrelated clients.

The balance of these loans outstanding and activity in related party loans for the periods ended December 31, 2023 and 2022 follows:

(dollars in thousands)	2023	2022
Balance at beginning of year	$8,073	$10,259
New credit granted	—	—
Repayments (1)	(2,145)	(2,186)
Balance at end of year	$5,928	$8,073
(1)During the year ended December 31, 2022, one loan with outstanding balance of $636 thousand was paid off.

Directors and related interests deposits at December 31, 2023 and 2022, amounted to approximately $16.4 million and $4.7 million.
The Company leases the Ramona branch office from a principal shareholder and member of our Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
market at the time of the lease. Total lease expense for each of 2023 and 2022 was $44 thousand and $43 thousand and future minimum lease payments under the lease were $151 thousand as of December 31, 2023.
In April 2022, the holding company entered into a commitment for a $2.0 million investment with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. Total capital contributions made to this investment were $595 thousand in 2023 and $315 thousand in 2022. At December 31, 2023, cumulative contributions to this investment were $910 thousand.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at December 31:

(dollars in thousands)	2023	2022
Commitments to extend credit	$405,854	$596,349
Letters of credit issued to customers	4,939	4,794
Commitments to contribute capital to other equity investments	3,170	6,041
	$413,963	$607,184

The Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements in 2023 and 2022 was $322 thousand and $328 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
determined. At this time, the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of income.

NOTE 13 - STOCK-BASED COMPENSATION PLAN

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
In addition, the 2019 Plan permits the Company to grant additional stock options and restricted share units. The Plan provides for the granting to eligible participants such incentive awards as the Board of Directors or a committee established by the Board (the “Committee”), in its sole discretion, to administer the Plan. The Board has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the vesting and exercisability of the awards and the form of consideration payable upon exercise. Stock options expire no later than ten years from the date of the grant. The 2019 Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. Restricted stock units generally vest over a period of one to five years.
Total stock-based compensation cost related to stock options and restricted share units was $4.5 million and $3.7 million in 2023 and 2022, respectively.

Stock Options

As of December 31, 2023, there was $47 thousand of total unrecognized compensation cost related to the outstanding stock options. The intrinsic value of stock options exercised was approximately $117 thousand and $1.1 million in 2023 and 2022, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the years ended December 31, 2023 and 2022.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
A summary of changes in outstanding stock options during the years ended December 31, 2023 and 2022 are presented below:

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023
Outstanding at beginning of year	326,868	$9.53
Exercised	(16,000)	$7.93
Forfeited	(38,055)	$11.89
Outstanding at end of year	272,813	$9.30	3.2 Years	$2,196
Options exercisable	252,013	$9.07	3.0 Years	$2,085

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022
Outstanding at beginning of year	536,651	$9.36
Exercised	(136,100)	$7.41
Forfeited	(73,683)	$12.18
Outstanding at end of year	326,868	$9.53	4.3 Years	$2,385
Options exercisable	279,213	$9.13	3.9 Years	$2,151

Restricted Stock Units

A summary of the changes in outstanding unvested restricted stock units during the years ended December 31, 2023 and 2022 is presented below:

December 31, 2023	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	959,337	$11.55
Granted	205,422	$16.58
Vested (1)	(470,648)	$11.19
Forfeited	(56,212)	$15.23
Unvested at end of year	637,899	$13.11
(1) Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the year ended December 31, 2023.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

December 31, 2022	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,010,501	$10.55
Granted	257,378	$15.31
Vested	(131,269)	$11.69
Forfeited	(177,273)	$11.20
Unvested at end of year	959,337	$11.55

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense totaling $792 thousand and $843 thousand, respectively. As of December 31, 2023, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.

As of December 31, 2023, there was $5.5 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.1 years. The total grant date fair value of restricted stock units vested during 2023 and 2022 was $5.3 million and $1.5 million, respectively. Related tax benefits were approximately $710 thousand and $191 thousand for the years ended December 31, 2023 and 2022.

Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates the service affiliation with the Company.

NOTE 14 - REGULATORY MATTERS

At December 31, 2023 and 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.

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

Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2023 and 2022, the Bank is “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). There are no conditions or events that management believes have changed the Bank’s

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
categories. Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which we are subject.

Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at December 31, 2023. At December 31, 2023, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$260,788	11.97%	$174,256	8.0%	$217,820	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	242,379	11.13%	130,692	6.0%	174,256	8.0%
CET1 Capital (to Risk-Weighted Assets)	242,379	11.13%	98,019	4.5%	141,583	6.5%
Tier 1 Capital (to Average Assets)	242,379	10.62%	91,297	4.0%	114,122	5.0%

The primary source of funds for the Company is dividends from the Bank. Under federal law, the Bank may not declare a dividend in excess of its undivided profits if, absent the approval of the OCC, the Bank’s primary banking regulator, the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank also is prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.

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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

NOTE 15 - FAIR VALUE

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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
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

The estimated fair value hierarchy level and estimated fair value of financial instruments at December 31, 2023 and 2022, is summarized as follows:

		2023		2022
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$33,008	$33,008	$60,295	$60,295
Fed funds and interest-bearing balances	Level 1	53,785	53,785	26,465	26,465
Debt securities available for sale	Level 1/2	130,035	130,035	112,580	112,580
Debt securities held to maturity	Level 2	53,616	50,432	53,946	47,906
Loans held for sale	Level 2	7,349	7,834	9,027	9,616
Loans held for investment, net	Level 3	1,934,873	1,883,154	1,880,674	1,836,782
Restricted stock, at cost	Level 2	16,055	16,055	14,543	14,543
Other equity securities	Level 2	9,187	9,187	6,974	6,974
Accrued interest receivable	Level 2	7,301	7,301	6,868	6,868

Financial liabilities:
Deposits	Level 2	1,943,556	1,943,007	1,931,905	1,929,947
Borrowings	Level 2	102,865	102,447	67,770	67,387
Accrued interest payable	Level 2	477	477	215	215

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$74,434	$—	$74,434
SBA securities	—	5,782	—	5,782
U.S. Treasury	2,417	—	—	2,417
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	43,501	—	43,501
Taxable municipal	—	1,421	—	1,421
Tax exempt bank-qualified municipals	—	810	—	810
	$2,417	$127,618	$—	$130,035

December 31, 2022
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$23,295	$—	$23,295
SBA securities	—	7,872	—	7,872
U.S. Treasury	5,952	—	—	5,952
U.S. Agency	—	6,183	—	6,183
Collateralized mortgage obligations	—	44,423	—	44,423
Taxable municipal	—	4,228	—	4,228
Tax exempt bank-qualified municipals	—	20,627	—	20,627
	$5,952	$106,628	$—	$112,580

Nonrecurring fair value measurements

The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. As of December 31, 2023, the Company’s individually evaluated collateral dependent loan was evaluated based on the fair value of its underlying collateral from the most recent appraisals available to management. The Company took a partial charge-off of $1.3 million on the individually evaluated loan based on recent real estate or property appraisals during the year ended December 31, 2023. The Company did not have any nonrecurring fair value measurements at December 31, 2022.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023.

Fair Value Measurement Level
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Collateral dependent loans (1):
Multifamily Residential	$13,000	$—	$—	$13,000
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of December 31, 2023.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
December 31, 2023
Multifamily Residential	$13,000	Income approach	Capitalization rate	3.84%-4.94% (4.50%)

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Southern California Bancorp was organized in 2020 to serve as the holding company for Bank of Southern California, N.A., its wholly owned subsidiary. The earnings of the subsidiary are recognized using the equity method of accounting. The following tables present the parent company only condensed balance sheets at December 31, 2023 and 2022 and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2023 and 2022.

Southern California Bancorp (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash	$3,586	$3,177
Investment in bank Subsidiary	301,455	274,714
Other investments	910	315
Accrued interest and other assets	110	214
Total assets	$306,061	$278,420

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022

	December 31,
(dollars in thousands)	2023	2022

LIABILITIES
Subordinated debt and other borrowings	$17,865	$17,770
Accrued interest and other liabilities	44	295
Total liabilities	17,909	18,065

SHAREHOLDERS’ EQUITY
Common stock	222,036	218,280
Retained earnings	70,575	48,516
Accumulated other comprehensive loss, net of taxes	(4,459)	(6,441)
Total shareholders’ equity	288,152	260,355
Total liabilities and shareholders’ equity	$306,061	$278,420

Southern California Bancorp (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2023	2022
INCOME
Other interest and dividends	$—	$2
Dividends from bank subsidiary	2,000	3,000
Total income	2,000	3,002
EXPENSES
Interest on borrowings	1,085	1,155
Merger and related expenses	—	1
Other noninterest expense	487	655
Total expenses	1,572	1,811
Income before income taxes	428	1,191
Income tax benefit	501	519
Income before equity in undistributed earnings of bank subsidiary	929	1,710
Equity in undistributed earnings of bank subsidiary	24,981	14,403
Net income	$25,910	$16,113

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
Southern California Bancorp (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2023	2022
OPERATING ACTIVITIES
Net Income	$25,910	$16,113
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	95	95
Amortization of junior subordinated debentures fair value adjustment	—	12
Loss on early debt extinguishment	—	347
Equity in undistributed earnings of bank subsidiary	(24,981)	(14,403)
Other items	(147)	481
Net cash provided by operating activities	877	2,645

INVESTING ACTIVITIES
Proceeds from junior subordinated debentures investment	—	93
Net purchase of other equity investments	(595)	(315)
Net cash used in investing activities	(595)	(222)

FINANCING ACTIVITIES
Repayment of other borrowings	—	(3,093)
Proceeds from exercise of stock options	$127	1,009
Net cash provided by (used in) financing activities	127	(2,084)

Increase in cash and cash equivalents	409	339
Cash and cash equivalents, beginning of year	3,177	2,838
Cash and cash equivalents, end of year	$3,586	$3,177

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 15, 2024, the date the consolidated financial statements were available to be issued.

On January 30, 2024, the Company announced the execution of a definitive merger agreement with California BanCorp (NASDAQ: CALB), the holding company for California Bank of Commerce, pursuant to which California BanCorp will merge into Southern California Bancorp in an all-stock merger valued at approximately $233.6 million based on the closing price of Southern California Bancorp on January 29, 2024. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of Southern California Bancorp and California BanCorp, each outstanding share of California BanCorp common stock will be exchanged for the right to receive 1.590 shares of Southern California Bancorp common stock. As a result of the transaction, Southern California Bancorp shareholders will own approximately 57.1% of the outstanding shares of the combined company and California BanCorp shareholders will own approximately 42.9% of the outstanding shares of the combined company. These amounts are subject to fair value adjustments upon the close of the Merger.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023 and 2022
The transaction is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Southern California Bancorp and California BanCorp shareholders. At December 31, 2023, California BanCorp had total loans of $1.56 billion, total assets of $1.99 billion, total deposits of $1.63 billion, and total equity of $196.0 million.

Except as noted, there have been no other subsequent events that occurred from December 31, 2023 through March 15, 2024 that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2023.
.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2023, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors, executive officers and certain corporate governance practices is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
We have adopted a Principles of Business Conduct and Ethics Policy (the “Code”) applicable to our directors, officers and employees.
The Code is available on our website at https://investor.banksocal.com/governance. To the extent required by applicable rules of the SEC and NASDAQ, we will disclose on our website any amendments to the Code and any waivers of the requirements of the Code that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
The following table provides information at December 31, 2023 with respect to securities outstanding and available under our Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), which is our only current equity compensation plan:

	Number of Securities to	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	to Remaining and
Equity Compensation Plan Category	Exercise of Outstanding Options and Awards	Outstanding Options and Awards	Available for Future Issuance
Plans approved by shareholders			1,353,068
Stock Options	272,813	$9.30
Restricted Shares	637,899	$—
	910,712	$2.79	1,353,068
Plans not approved by shareholders	—	$—	—
Total	910,712	$2.79	1,353,068

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
Information concerning our principal accountant's fees and services is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2) Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See (b) below
(b)     Exhibits: The following exhibits are included as part of this report:

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 26, 2021, by and among Southern California Bancorp, Bank of Southern California, N.A., and Bank of Santa Clarita (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

2.2
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024, by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Articles of Incorporation of Southern California Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
3.2	Certificate of Amendment of Articles of Incorporation of Southern California Bancorp**
3.3	Bylaws of Southern California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
4.1	Description of Common Stock**
4.2	Form of Certificate of Common Stock of Southern California Bancorp (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
4.3
Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

10.1
Form of Indemnification Agreement by and between Southern California Bancorp and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.2	Southern California Bancorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
10.3
Form of Restricted Shares Award Agreement under the Southern California Bancorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.4
Form of Stock Option Award Agreement under the Southern California Bancorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.5
Restricted Shares Award Agreement (Performance Based), dated October 26, 2020, with David I. Rainer under the Southern California Bancorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.6
Restricted Shares Award Agreement (Performance Based), dated October 26, 2020, with Thomas G. Dolan, under the Southern California Bancorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.7	Bank of Southern California 2011 Omnibus Equity Incentive Plan* (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
10.8
Form of Stock Option Award Agreement under the Bank of Southern California 2011 Omnibus Equity Incentive Plan* (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.9
Amended and Restated Employment Agreement, dated as of January 18, 2023, by and among Southern California Bancorp, Bank of Southern California, N.A. and David I. Rainer* (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.10
Form of Change in Control Agreement by and among Southern California Bancorp, Bank of Southern California, N.A. and each of Thomas Dolan and Richard Hernandez* (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.11
Form of Change in Control Agreement, by and among Southern California Bancorp, Bank of Southern California, N.A. and certain of its executive officers* (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.12
Supplemental Executive Retirement Agreement, dated as of July 14, 2021, by and between Bank of Southern California, N.A. and Thomas Dolan* (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.13
Supplemental Executive Retirement Agreement, dated as of July 14, 2021, by and between Bank of Southern California, N.A. and Richard Hernandez* (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.14	Southern California Bancorp Management Incentive Plan* (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
10.15
Employment Agreement by and among David I. Rainer, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

Exhibit No.	Description
10.16
Employment Agreement by and among Steven E. Shelton, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

10.17
Termination and Waiver Agreement by and among Thomas A. Sa, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

10.18
Stock Purchase Agreement, dated September 22, 2016, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners VI, LP. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.19
Side Letter, dated October 16, 2019, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners, VI, LP. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

21.1	Subsidiaries of Southern California Bancorp**
23.1	Consent of Eide Bailly, LLP, independent registered public accounting firm.**
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL
*	Indicates a management contract or compensatory plan.
**	Filed herewith.

Item 16. Form 10–K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA BANCORP

Date: March 15, 2024	/s/ David I. Rainer
David I. Rainer
Chief Executive Officer
Each individual whose signature appears below constitutes and appoints Ms. Manisha Merchant, Ms. Jean Carandang, and Mr. Tom Dolan, and each of them, acting severally, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this annual report on Form 10-K, which amendments or supplements may make changes and additions to this annual report as such attorneys-in-fact, or any of them, acting severally, may deem necessary or appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David I. Rainer	Chairman of the Board and Chief Executive Officer	March 15, 2024
David I. Rainer	(Principal Executive Officer)

/s/ Thomas Dolan	Chief Financial Officer	March 15, 2024
Thomas Dolan	(Principal Financial Officer)

/s/ Irwin Golds	Director	March 15, 2024
Irwin Golds

/s/ Frank D. Di Tomaso	Director	March 15, 2024
Frank D. Di Tomaso

/s/ Dr. Lester Machado	Director	March 15, 2024
Dr. Lester Machado

/s/ Richard Martin	Director	March 15, 2024
Richard Martin

/s/ Kaveh Varjavand	Director	March 15, 2024
Kaveh Varjavand

/s/ David J. Volk	Director	March 15, 2024
David J. Volk

/s/ Anne Williams	Director	March 15, 2024
Anne Williams

/s/ Anita Wolman	Director	March 15, 2024
Anita Wolman