Form 10-Q
period 2024-03-31
Southern California Bancorp \ CA
filed 2024-05-08
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2024, the registrant had 18,529,850 outstanding shares of common stock.

SOUTHERN CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
MARCH 31, 2024

Cautionary Note Regarding Forward-Looking Statements
In this quarterly report on Form 10-Q, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to Southern California Bancorp, and Bank of Southern California, N.A. collectively and on a consolidated basis. The words “Southern California Bancorp,” “SCB”, “Bancorp,” or the “holding company” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
The statements in this quarterly report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, statements regarding expectations, plans or objectives for future operations, products or services, loan recoveries and the proposed merger (the “Merger”) of the Company and California BanCorp (“CBC”), as well as forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
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
•our ability to retain deposits, during the pendency of the Merger, and integration and conversion activities related to the Merger;
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
•the impact of current and future governmental monetary and fiscal policies; and
•other factors and risks described in this quarterly report and from time to time in other documents that we file or furnish with the Securities and Exchange Commission (“SEC”), including, without limitation, the risks described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 15, 2024.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$53,695	$33,008
Federal funds and interest-bearing balances	32,847	53,785
Total cash and cash equivalents	86,542	86,793
Debt securities available-for-sale, at fair value (amortized cost of $135,673 and $136,366 at March 31, 2024 and December 31, 2023)	126,957	130,035
Debt securities held-to-maturity, at amortized cost (fair value of $49,525 and $50,432 at March 31, 2024 and December 31, 2023)	53,533	53,616
Loans held for sale, at lower of cost or fair value	2,803	7,349
Loans held for investment	1,883,282	1,957,442
Allowance for credit losses on loans	(22,254)	(22,569)
Loans held for investment, net	1,861,028	1,934,873

Restricted stock, at cost	16,066	16,055
Premises and equipment, net	12,990	13,270
Right-of-use asset	8,711	9,291
Other real estate owned, net	13,114	—
Goodwill	37,803	37,803
Core deposit intangible, net	1,130	1,195
Bank owned life insurance	39,179	38,918
Deferred taxes, net	10,204	11,137
Accrued interest receivable and other assets	19,655	19,917
Total assets	$2,289,715	$2,360,252
LIABILITIES
Noninterest-bearing demand	$651,991	$675,098
Interest-bearing NOW accounts	358,598	381,943
Money market and savings accounts	661,835	636,685
Time deposits	258,120	249,830
Total deposits	1,930,544	1,943,556
Borrowings	44,889	102,865
Operating lease liability	11,440	12,117
Accrued interest payable and other liabilities	10,343	13,562
Total liabilities	1,997,216	2,072,100
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,527,178 and 18,369,115 at March 31, 2024 and December 31, 2023	223,128	222,036
Retained earnings	75,510	70,575
Accumulated other comprehensive loss - net of taxes	(6,139)	(4,459)
Total shareholders’ equity	292,499	288,152
Total liabilities and shareholders’ equity	$2,289,715	$2,360,252

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$28,584	$27,019
Interest on debt securities	1,213	731
Interest on tax-exempted debt securities	306	487
Interest on deposits at other financial institutions	850	744
Interest and dividends on other interest-earning assets	311	228
Total interest and dividend income	31,264	29,209
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	6,770	2,903
Interest on time deposits	3,021	975
Interest on borrowings	979	439
Total interest expense	10,770	4,317
Net interest income	20,494	24,892
(Reversal of) provision for credit losses	(331)	202
Net interest income after (reversal of) provision for credit losses	20,825	24,690
NONINTEREST INCOME
Service charges and fees on deposit accounts	362	262
Interchange and ATM income	163	177
Gain on sale of loans	415	808
Income from bank owned life insurance	261	223
Servicing and related income on loans, net	73	75
Other charges and fees	139	25
Total noninterest income	1,413	1,570
NONINTEREST EXPENSE
Salaries and employee benefits	9,610	10,241
Occupancy and equipment	1,452	1,447
Data processing and communications	1,150	1,056
Legal, audit and professional	516	785
Regulatory assessments	387	452
Director and shareholder expenses	203	213
Merger and related expenses	549	—
Core deposit intangible amortization	65	91
Other expenses	1,049	734
Total noninterest expense	14,981	15,019
Income before income taxes	7,257	11,241
Income tax expense	2,322	3,017
Net income	$4,935	$8,224
Earnings per share:
Basic	$0.27	$0.46
Diluted	$0.26	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$4,935	$8,224

Other comprehensive (loss) income, net of tax:
Unrealized loss on securities available for sale:
Change in net unrealized (loss) income	(2,385)	1,960
Income tax (benefit) expense:
Change in net unrealized (loss) income	(705)	528
Total other comprehensive (loss) income, net of tax	(1,680)	1,432
Total comprehensive income, net of tax	$3,255	$9,656

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended March 31, 2023:
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax (1)	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	$218,280	$44,665	$(6,441)	$256,504
Stock-based compensation	—	1,686	—	—	1,686
Stock options exercised	6,950	67	—	—	67
Restricted stock units vested	347,097	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(23,136)	(374)	—	—	(374)
Net income	—	—	8,224	—	8,224
Other comprehensive loss	—	—	—	1,432	1,432
Balance at March 31, 2023	18,271,194	$219,659	$52,889	$(5,009)	$267,539

Three months ended March 31, 2024:
Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
Stock-based compensation	—	895	—	—	895
Stock options exercised	81,400	706	—	—	706
Restricted stock units vested	110,084	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(33,421)	(509)	—	—	(509)
Net income	—	—	4,935	—	4,935
Other comprehensive loss	—	—	—	(1,680)	(1,680)
Balance at March 31, 2024	18,527,178	$223,128	$75,510	$(6,139)	$292,499

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended March 31, 2024 and 2023
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$4,935	$8,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	370	412
Core deposit intangible amortization	65	91
Amortization of (discounts) premiums of debt securities	(127)	145
Gain on sale of loans	(415)	(808)
Loans originated for sale	(1,777)	(1,469)
Proceeds from sales of and principal collected on loans held for sale	6,778	10,802
(Reversal of) provision for credit losses	(331)	202
Deferred income tax expense	1,638	1,294
Stock-based compensation	895	1,686
Increase in cash surrender value of bank owned life insurance	(261)	(223)
Accretion of net discounts and deferred loan fees	(603)	(532)
Net decrease in other items	(3,114)	(1,552)
Net cash provided by operating activities	8,053	18,272

INVESTING ACTIVITIES
Proceeds from maturities and paydowns of debt securities available for sale	2,941	1,683
Purchases of debt securities available for sale	(2,041)	(11,644)
Net change in stock investments	96	(580)
Net repayment (funding) of loans	61,609	4,043
Proceeds from sale of loans held for investment	—	50
Purchases of premises and equipment	(89)	(79)
Net cash provided by (used in) investing activities	62,516	(6,527)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(13,017)	53,941
Repayment of Federal Home Loan Bank advances	(58,000)	(50,000)
Proceeds from exercise of stock options	706	67
Repurchase of common shares	(509)	(374)
Net cash (used in) provided by financing activities	(70,820)	3,634

Net change in cash and cash equivalents	(251)	15,379
Cash and cash equivalents at beginning of period	86,793	86,760
Cash and cash equivalents at end of period	$86,542	$102,139

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,593	$4,017
Taxes paid	—	—
Lease liability arising from obtaining right-of-use assets	—	405
Loans transferred to other real estate owned	13,004	—
Net impact of adoption of ASU 2016-13 on retained earnings	—	3,851

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Southern California Bancorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for Bank of Southern California, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby Bank of Southern California, N.A. became a wholly-owned subsidiary of the Company. Bank of Southern California, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006 and to Bank of Southern California, N.A. in 2010. Bank of Southern California, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to Southern California Bancorp, and Bank of Southern California, N.A. collectively and on a consolidated basis. References herein to “Southern California Bancorp,” “SCB,” “Bancorp” or the “holding company,” refer to Southern California Bancorp on a stand-alone basis. References to the “Bank” refer to Bank of Southern California, N.A.
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

On January 30, 2024, the Company announced the execution of a definitive merger agreement with California BanCorp (NASDAQ: CALB), the holding company for California Bank of Commerce, pursuant to which California BanCorp will merge into Southern California Bancorp in an all-stock merger valued at approximately $233.6 million based on the closing price of Southern California Bancorp on January 29, 2024. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of Southern California Bancorp and California BanCorp, each outstanding share of California BanCorp common stock will be exchanged for the right to receive 1.590 shares of Southern California Bancorp common stock. As a result of the transaction, Southern California Bancorp shareholders will own approximately 57.1% of the outstanding shares of the combined company and California BanCorp shareholders will own approximately 42.9% of the outstanding shares of the combined company. These amounts are subject to fair value adjustments upon the close of the Merger. The transaction is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Southern California Bancorp and California BanCorp shareholders. At March 31, 2024, California BanCorp had total loans of $1.52 billion, total assets of $1.92 billion, total deposits of $1.64 billion, and total equity of $200.7 million.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary, the Bank and the Bank’s wholly-owned subsidiary, BCAL OREO1, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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
At adoption of CECL and continuing through March 31, 2024, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2 – Investment Securities, for more information.
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

On January 1, 2024, the Company adopted ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This standard requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years. The Company did not have any such common control leases, so adoption of this standard did not have a material impact to the consolidated financial statements.
On January 1, 2024, the Company adopted ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this update, the application of the proportional amortization method of accounting was only limited to low-income housing tax credit (“LIHTC”) structured investments. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of income, income tax expense. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this update require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this update specifies that impairment of LIHTC structure investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10 - Investments - Equity Method and Joint Ventures - Overall. This update also clarifies that for LIHTC structure investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 - Investments - Equity Securities. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this update are effective for the Company for interim and annual periods beginning December 15, 2023. Early adoption is permitted. The adoption of this standard did not have a material impact to the consolidated financial statements.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and the related amendments, and ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures.
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation and is updated each period to reflect management’s expectations of CECL as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the (reversal of) provision for credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
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
Real estate loans are secured by single family residential properties (one to four units), multifamily residential properties (five or more units), owner-occupied commercial real estate (“CRE”), and non-owner occupied CRE. Real estate loans are subject to the same general risks as other loans and may also be impacted by changing demographics, collateral maintenance, and product supply and demand. Rising interest rates, as well as other factors arising after a loan has been made, could negatively affect not only property values but also a borrower’s cash flow, creditworthiness, and ability to repay the loan. Increasing interest rates can impact real estate values as rising rates generally cause a similar movement in capitalization rates which can cause real estate collateral values to decline. The Company usually obtains a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. The Company does not underwrite closed-end term consumer loans secured by a borrower’s residence. Junior liens may be considered in connection with a consumer home equity line of credit (“HELOC”), or as additional collateral support for SBA and other business loans.
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
The Company’s ACL model incorporates assumptions for prepayment/curtailment rates, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle. An initial reserve amount is determined based on the difference between the amortized cost basis of each loan and the present value of all future cash flows. The initial reserve amount is then aggregated at the loan segment level to derive the segment level quantitative loss rates. For prepayment and curtailment rates, the Company utilized Abrigo’s benchmark since the adoption on January 1, 2023 through the second quarter of 2023 and switched to the Company’s own historical prepayment and curtailment experience beginning in the third quarter of 2023. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by the Company’s third-party model provider. Reasonable and supportable forecasts are used to predict current and future economic conditions. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the PD is assumed to remain unchanged for the remaining life of the loan.
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
A modification may vary by program and by borrower-specific characteristics, that may include interest rate reductions, principal forgiveness, term extensions, payment delays and any combination of the above. It is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.
GAAP requires that certain types of modifications be reported, which consist of (1) principal forgiveness; (2) interest rate reduction; (3) other-than-insignificant payment delay; (4) term extension; and any combination of the above. Since adoption of ASU 2022-02 on January 1, 2023, the Company did not have any loan modifications under ASU 2022-02. At December 31, 2023, the Company did not have any loans that have been modified and classified as TDRs under previous GAAP.

Recent Accounting Guidance Not Yet Effective
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements–Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company: 1. Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows; 2. Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements; 3. Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation; 4. Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and 5. Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures: On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. This ASU is intended to improve the transparency of tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction, in addition to certain other amendments intended to improve the effectiveness of income tax disclosures. For public business entities, this ASU is effective for annual periods beginning after December 15, 2024. For other entities, this ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Taxable municipals	$552	$—	$(77)	$475
Tax exempt bank-qualified municipals	52,981	—	(3,931)	49,050
	$53,533	$—	$(4,008)	$49,525

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,824	$162	$(4,352)	$73,634
SBA securities	5,568	4	(116)	5,456
U.S. Treasury	2,746	—	(365)	2,381
U.S. Agency	2,000	—	(337)	1,663
Collateralized mortgage obligations	45,176	24	(3,606)	41,594
Taxable municipals	1,528	—	(103)	1,425
Tax exempt bank-qualified municipals	831	—	(27)	804
	$135,673	$190	$(8,906)	$126,957

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

During the three months ended March 31, 2024 and 2023, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $879 thousand and $788 thousand at March 31, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At March 31, 2024, held-to-maturity debt securities with an amortized cost of $53.5 million were pledged to the Federal Reserve Bank as collateral for a secured line of credit of $46.3 million. There were no debt securities pledged at December 31, 2023. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of March 31, 2024 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2024
Due in one year or less	$—	$—	$520	$515
Due after one year through five years	—	—	5,528	5,008
Due after five years through ten years	18,473	17,281	21,935	19,675
Due after ten years	35,060	32,244	107,690	101,759
	$53,533	$49,525	$135,673	$126,957
Realized Gains and Losses
The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the three months ended March 31, 2024 and 2023 follows:

Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Gross gains on sales and calls	$—	$—
Gross losses on sales and calls	—	—
Gain on sale of available-for-sale debt securities	—	—
Proceeds from sales and calls	$—	$5

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
March 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(969)	$42,956	$(3,383)	$24,186	$(4,352)	$67,142
SBA securities	—	185	(116)	3,583	(116)	3,768
U.S. Treasury	—	—	(365)	2,381	(365)	2,381
U.S. Agency	—	—	(337)	1,663	(337)	1,663
Collateralized mortgage obligations	(495)	14,367	(3,111)	23,931	(3,606)	38,298
Taxable municipals	—	—	(103)	925	(103)	925
Tax exempt bank-qualified municipals	—	—	(27)	804	(27)	804
	$(1,464)	$57,508	$(7,442)	$57,473	$(8,906)	$114,981
December 31, 2023:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(160)	$23,738	$(3,068)	$20,951	$(3,228)	$44,689
SBA securities	(8)	2,193	(101)	1,790	(109)	3,983
U.S. Treasury	—	—	(343)	2,417	(343)	2,417
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(311)	15,684	(2,691)	23,360	(3,002)	39,044
Taxable municipals	—	—	(107)	921	(107)	921
Tax exempt bank-qualified municipals	—	—	(21)	810	(21)	810
	$(479)	$41,615	$(6,661)	$51,919	$(7,140)	$93,534

As of March 31, 2024, the Company had a total of 84 available-for-sale debt securities in a gross unrealized loss position totaling $8.9 million, consisting of 63 securities with total gross unrealized losses of $7.4 million that had been in a continual loss position for twelve months and longer. As of December 31, 2023, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $7.1 million, consisting of 58 securities with total gross unrealized losses of $6.7 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At March 31, 2024, the Company had a net unrealized loss on available-for-sale debt securities of $8.7 million, or $6.1 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $6.3 million, or $4.5 million net of tax in accumulated other comprehensive loss, at December 31, 2023.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At March 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $804 thousand, respectively. At March 31, 2024, all of these securities were rated AA and above. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand at December 31, 2023.

At March 31, 2024, 61 held-to-maturity debt securities with fair values totaling $49.5 million had gross unrealized losses totaling $4.0 million, compared to 58 held-to-maturity debt securities with fair values totaling $48.3 million had gross unrealized losses totaling $3.2 million at December 31, 2023. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At March 31, 2024 and December 31, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $46.2 million and $47.0 million, respectively and rated AA- totaled $3.3 million and $3.4 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at March 31, 2024 and 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three months ended March 31, 2024 and 2023.

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
The table below summarizes the Company’s restricted stock investments at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Federal Reserve Bank	$7,441	$7,430
Federal Home Loan Bank	8,625	8,625
	$16,066	$16,055

During the three months ended March 31, 2024, the Company purchased $11 thousand of Federal Reserve Bank stock, and there were no purchases of FHLB stock, respectively.
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at March 31, 2024 and December 31, 2023. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At March 31, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three months ended March 31, 2024 and 2023, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At March 31, 2024 and December 31, 2023, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $6.9 million and $7.0 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three months ended March 31, 2024, the Company received $73 thousand of net capital distributions from these equity investments. During the three months ended March 31, 2023, the Company made $567 thousand of net capital contributions to these equity investments. At March 31, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three months ended March 31, 2024 and 2023, there were no losses recognized related to changes in the fair value.

The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in accrued interest receivable and other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. Total estimated tax credits allocated and other benefits recognized, and proportional amortization expense recognized were $49 thousand, and $36 thousand, respectively for the three months ended March 31, 2024. The aggregate funding commitment for this investment was $2.0 million at March 31, 2024 and December 31, 2023. The unfunded portion of this investment totaled $1.5 million at March 31, 2024 and December 31, 2023, and is included in other liabilities in the consolidated balance sheets. During the three months ended March 31, 2024 and 2023, there was no contribution made. At March 31, 2024 and December 31, 2023, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.
NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern California markets in Orange, Los Angeles, San Diego and Ventura counties, as well as the Inland Empire. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 85% and 83% of total loans at March 31, 2024 and December 31, 2023, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at March 31, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Construction and land development	$242,098	$243,521
Real estate - other:
1-4 family residential	149,361	143,903
Multifamily residential	183,846	221,247
Commercial real estate and other	1,025,381	1,024,243
Commercial and industrial	279,788	320,142
Consumer	2,808	4,386
Loans held for investment (1)	1,883,282	1,957,442
Allowance for credit losses	(22,254)	(22,569)
Loans held for investment, net	$1,861,028	$1,934,873
(1)Loans held for investment includes net unearned fees of $1.7 million and $2.3 million and net unearned discounts of $1.4 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.

The Company has pledged $1.39 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $882.9 million was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $97.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of March 31, 2024. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Loans Held for Sale

At March 31, 2024 and December 31, 2023, the Company had loans held for sale, consisting primarily of SBA 7(a) loans totaling $2.8 million and $7.3 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At March 31, 2024 and December 31, 2023, the fair value of loans held for sale totaled $3.0 million and $7.8 million, respectively.

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

The risk category of loans by class of loans and origination year as of March 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024
Construction and land development
Pass	$—	$31,617	$113,870	$67,947	$17,163	$983	$—	$—	$231,580
Special mention	—	—	10,428	—	—	—	—	—	10,428
Substandard	—	—	—	—	—	90	—	—	90
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	—	31,617	124,298	67,947	17,163	1,073	—	—	242,098
Real estate - other:
1-4 family residential
Pass	—	23,680	32,682	19,601	7,719	19,113	41,801	—	144,596
Special mention	—	—	2,910	—	—	853	1,002	—	4,765
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	—	23,680	35,592	19,601	7,719	19,966	42,803	—	149,361
Multifamily residential
Pass	—	18,811	50,398	66,522	5,571	36,279	112	—	177,693
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	6,153	—	—	—	—	—	6,153
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	—	18,811	56,551	66,522	5,571	36,279	112	—	183,846

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024
Commercial real estate and other
Pass	16,890	74,495	302,558	284,348	51,823	245,913	36,905	—	1,012,932
Special mention	—	—	3,854	1,167	2,298	3,924	445	498	12,186
Substandard	—	—	—	—	—	263	—	—	263
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	16,890	74,495	306,412	285,515	54,121	250,100	37,350	498	1,025,381
Commercial and industrial
Pass	2,779	25,446	53,957	10,412	5,881	19,269	145,039	—	262,783
Special mention	—	—	—	1,438	1,286	1,242	8,246	—	12,212
Substandard	—	—	340	58	—	1,272	3,123	—	4,793
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	2,779	25,446	54,297	11,908	7,167	21,783	156,408	—	279,788
Consumer
Pass	—	—	597	36	83	13	2,079	—	2,808
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	—	—	597	36	83	13	2,079	—	2,808
Total loans	$19,669	$174,049	$577,747	$451,529	$91,824	$329,214	$238,752	$498	$1,883,282

Total loans
Pass	$19,669	$174,049	$554,062	$448,866	$88,240	$321,570	$225,936	$—	$1,832,392
Special mention	—	—	17,192	2,605	3,584	6,019	9,693	498	39,591
Substandard	—	—	6,493	58	—	1,625	3,123	—	11,299
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$19,669	$174,049	$577,747	$451,529	$91,824	$329,214	$238,752	$498	$1,883,282

The risk category of loans by class of loans and origination year as of December 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Construction and land development
Pass	$25,113	$127,496	$71,199	$17,022	$2,071	$528	$—	$—	$243,429
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,113	127,496	71,199	17,022	2,071	620	—	—	243,521
Real estate - other:
1-4 family residential
Pass	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Multifamily residential
Pass	18,803	61,677	73,365	5,712	27,292	21,245	149	—	208,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	13,004	—	—	—	—	—	—	13,004
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,803	74,681	73,365	5,712	27,292	21,245	149	—	221,247

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	76,434	304,524	287,245	57,736	51,992	203,976	36,543	1,626	1,020,076
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	—	—	—	—	1,171	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	76,434	307,225	287,245	57,736	51,992	205,147	36,838	1,626	1,024,243
Commercial and industrial
Pass	46,701	70,658	12,883	7,095	8,266	13,715	153,712	1,877	314,907
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	346	64	—	1,208	121	3,097	399	5,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	46,701	71,004	12,947	7,095	9,474	13,836	156,809	2,276	320,142
Consumer
Pass	163	—	39	91	6	11	4,076	—	4,386
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	163	—	39	91	6	11	4,076	—	4,386
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

Total loans
Pass	$192,142	$600,025	$464,938	$94,543	$94,511	$255,057	$230,125	$3,603	$1,934,944
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	13,350	64	—	1,208	1,384	3,097	399	19,502
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

A summary of gross charge-offs by class of loans and origination year for the three months ended March 31, 2024 and 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Three Months Ended March 31, 2024
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	—	1	—	1
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$—	$—	$—	$—	$—	$1	$—	$1

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Three Months Ended March 31, 2023
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	12	—	—	12
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	15	—	—	—	—	15
Consumer	—	—	—	—	—	—	—	—	—
Total loans	$—	$—	$—	$15	$—	$12	$—	$—	$27

Past Due Loans
A summary of past due loans as of March 31, 2024 and December 31, 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
March 31, 2024
Construction and land development	$—	$—	$—	$—	$242,098	$—	$242,098
Real estate - other:
1-4 family residential	—	—	—	—	149,361	—	149,361
Multifamily residential	—	—	—	—	177,693	6,153	183,846
Commercial real estate and other	—	—	—	—	1,025,381	—	1,025,381
Commercial and industrial	—	—	—	—	279,788	—	279,788
Consumer	—	—	—	—	2,808	—	2,808
	$—	$—	$—	$—	$1,877,129	$6,153	$1,883,282

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2023
Construction and land development	$—	$—	$—	$—	$243,521	$—	$243,521
Real estate - other:
1-4 family residential	—	—	—	—	143,903	—	143,903
Multifamily residential	—	—	—	—	208,243	13,004	221,247
Commercial real estate and other	—	—	—	—	1,024,243	—	1,024,243
Commercial and industrial	19	—	—	19	320,123	—	320,142
Consumer	—	—	—	—	4,386	—	4,386
	$19	$—	$—	$19	$1,944,419	$13,004	$1,957,442

There were no loans over 90 days past due loans and still accruing interest as of March 31, 2024 and December 31, 2023.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of March 31, 2024 and December 31, 2023 follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—
Multifamily residential	6,153	6,153	13,004	13,004
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$6,153	$6,153	$13,004	$13,004

Collateral dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At March 31, 2024, a $6.2 million multifamily residential three-year bridge loan originated in May 2022 was classified as a collateral dependent loan, and was collateralized by an 8-unit multifamily apartment building located in Los Angeles, California. Based on a review of the collateral value, after accounting for estimated selling costs, the estimated net collateral value of $6.7 million was sufficient to result in no loss to the Company at March 31, 2024. At December 31, 2023, a $13.0 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. Based on the most recent appraisals, the combined "As-Is" collateral value, after accounting for estimated selling costs, the estimated net collateral value was lower than the loan’s net carrying value resulting in a $1.3 million charge-off during 2023.

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $13.1 million of foreclosed assets at March 31, 2024, compared with no foreclosed assets at December 31, 2023.

Allowance for Credit Losses - Loans

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
For prepayment and curtailment rates, the Company used its own historical prepayment and curtailment experience with covering the period starting from December 2020 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the fourth week of March 2024. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by the Company when determining the scenario weighting. At March 31, 2024 as compared to December 31, 2023, the Moody’s economic forecast suggested a minimal change in the interest-rate forecasts, the national unemployment rate and the national gross domestic product forecast based on the current economic data, which included the impact of the ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, the potential for recessionary conditions, political uncertainty, geopolitical instability, and the financial system turmoil and related governmental and other reactions to the rising interest rate environment. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening. This resulted in no change in Moody’s expectation that the Federal Reserve’s first rate cut would take place in the second quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. Moody’s expectation is for the unemployment rate to edge slightly higher, reaching 4% by the end of 2024 before peaking just above that in mid-2025. These forecasts suggested little change from the December 2023 forecasts in their national outlook. Their outlook for Gross Domestic Product (“GDP”) growth rate was improved to 2.5% in 2024 and 1.5% in 2025. This is consistent with the Federal Reserve’s outlook for GDP growth of 2.1% in 2024, and consistent with the Conference Board’s forecast for GDP growth of 2.1% in 2024 and 1.5% in 2025.
Moody’s economic forecasts for California are marginally more pessimistic than the December 2023 forecasts, especially in unemployment rate and state GDP. Moody’s baseline forecast suggested unemployment rate and GDP for California will peak in the second quarter of 2024 at 5.13% and 2.53%, respectively, with those numbers dropping to 4.96% and 0.98%, respectively, in the first quarter of 2025. Moody’s downside scenario suggested the unemployment rate of 5.90% in the second quarter of 2024, peaking at 7.39% in the first quarter of 2025, with GDP of 2.19% in the second quarter of 2024, troughing at -0.85% in the first quarter of 2025, for an average of 0.27% for the year. The pessimistic changes in key economic forecasts for California would have a negative impact to the Company ACL. During the first quarter of 2024, the Company updated its historical prepayment and curtailment rates analysis, and they increased slightly due to higher payoffs and paydowns.
Accrued interest receivable on loans receivable, net, totaled $6.3 million and $6.4 million at March 31, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $17 thousand for the three months ended March 31, 2024. There was a $76 thousand provision for unfunded loan commitments for the three months ended March 31, 2023. The provision for unfunded loan commitments is included in provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $916 thousand and $933 thousand at March 31, 2024 and December 31, 2023, respectively. The reserve for unfunded loan commitments is included in accrued interest and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for the periods indicated follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Allowance for loan losses (ALL)
Balance, beginning of period	$22,569	$17,099
Adoption of ASU No. 2016-13(1)	—	5,027
(Reversal of) provision for loan losses	(314)	278
Charge-offs	(1)	(27)
Recoveries	—	14
Net recoveries (charge-offs)	(1)	(13)
Balance, end of period	$22,254	$22,391
Reserve for unfunded loan commitments
Balance, beginning of period	$933	$1,310
Adoption of ASU No. 2016-13(1)	—	439
Reversal of credit losses for unfunded loan commitments	(17)	(76)
Balance, end of period	916	1,673
Allowance for credit losses (ACL), end of period	$23,170	$24,064
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended March 31, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Provision for (reversal of) loan losses	101	293	(704)	(4)	(314)
Charge-offs	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—
Net charge-offs	—	(1)	—	—	(1)
End of period	$2,133	$16,572	$3,538	$11	$22,254
Three Months Ended March 31, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
Provision for (reversal of) loan losses	215	37	31	(5)	278
Charge-offs	—	(12)	(15)	—	(27)
Recoveries	—	—	14	—	14
Net charge-offs	—	(12)	(1)	—	(13)
End of period	$3,397	$14,699	$4,241	$54	$22,391
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans, C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $63.6 million and $58.8 million at March 31, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $40.4 million and $35.4 million at March 31, 2024, and December 31, 2023, for which there was a related servicing asset of $624 thousand and $546 thousand, respectively.
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
A summary of changes in the SBA servicing asset for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance, beginning of period	$546	$514
Additions	109	192
Amortization (1)	(31)	(22)
Balance, end of period	$624	$684
(1) Amortization included accelerated amortization of $10 thousand and $3 thousand for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, SBA 7(a) loans sold totaled $6.3 million, resulting in total gains on sale of SBA loans of $415 thousand. SBA 7(a) loans sold during the three months ended March 31, 2023 totaled $9.9 million, resulting in total gains on sale of SBA loans of $797 thousand.
The fair value of the servicing asset approximated the carrying value at March 31, 2024 and December 31, 2023. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2024 and December 31, 2023 included:

(dollars in thousands)	March 31, 2024	December 31, 2023
Discount rate:
Range	8.0% – 26.2%	10.5% – 26.2%
Weighted average	14.3%	16.1%
Prepayment speed:
Range	11.2% – 45.1%	11.2% – 48.1%
Weighted average	18.9%	19.0%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of income, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Contractually specified fees	$92	$92
Amortization	(31)	(22)
Net servicing fees	$61	$70
NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $37.8 million at March 31, 2024 and December 31, 2023. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. During the three months ended March 31, 2024, the Company’s stock price and market capitalization decreased due to the continued market volatility. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed at December 31, 2023 and therefore, believes that there is no impairment as of March 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
The Company performed a qualitative assessment for potential impairment at December 31, 2023, and as a result of that assessment had determined that there has been no impairment to the goodwill. There were no changes to goodwill during the three months ended March 31, 2024 and 2023.
Core deposit intangibles are amortized over periods of 4.75 to 7.58 years. As of March 31, 2024, the weighted-average remaining amortization period for core deposit intangibles was approximately 5.9 years. The Company performed the annual impairment analysis for the core deposit intangibles at least annually during the fourth quarter of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual core deposit intangibles impairment test performed at September 30, 2023 and therefore, believes that there is no impairment as of March 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in core deposit intangibles for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross balance, beginning of period	$4,185	$4,185
Additions	—	—
Gross balance, end of period	$4,185	$4,185

Accumulated amortization:
Balance, beginning of period	$(2,990)	$(2,601)
Amortization	(65)	(91)
Balance, end of period	(3,055)	(2,692)
Net core deposit intangible, end of period	$1,130	$1,493

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
Remainder of 2024	$193
2025	237
2026	217
2027	205
2028	134
Thereafter	144
$1,130

NOTE 6 - DEPOSITS
The Company offers the Insured Cash Sweep (“ICS”) product, providing customers with FDIC insurance coverage at ICS network institutions. As of March 31, 2024, ICS deposits decreased to $245.3 million, or 12.7% of total deposits, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $126.0 million and $122.6 million as of March 31, 2024 and December 31, 2023, respectively. Brokered time deposits totaled $113.7 million and $107.8 million as of March 31, 2024 and December 31, 2023, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of March 31, 2024 and December 31, 2023, total collateralized deposits, including the deposits of State of California and their public agencies, were $71.5 million and $72.7 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At March 31, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2024	$228,708
2025	24,855
2026	4,344
2027	74
2028	139
$258,120

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of March 31, 2024 and December 31, 2023 follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
FHLB advances	$27,000	$85,000
Subordinated notes	17,889	17,865
Total borrowings	$44,889	$102,865

Federal Home Loan Bank Secured Line of Credit
At March 31, 2024, the Company had a secured line of credit of $499.3 million from the FHLB, of which $395.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2024, the Company had pledged qualifying loans with an unpaid principal balance of $882.9 million for this line. In addition, at March 31, 2024, the Company used $77.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
The Company had overnight borrowings of $27.0 million with an interest rate of 5.69% and $85.0 million with an interest of 5.70% at March 31, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Secured Line of Credit
At March 31, 2024, the Company had credit availability of $125.4 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2024, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.5 million as collateral, and qualifying loans with an unpaid principal balance of $97.8 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at March 31, 2024 and December 31, 2023.
Federal Funds Unsecured Lines of Credit
At March 31, 2024, the Company had three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2024 and December 31, 2023.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2024 and December 31, 2023, were $111 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense in the consolidated statements of income. At March 31, 2024, the Company was in compliance with all covenants and terms of the Notes.
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
There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2024.

NOTE 9 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2024	2023
Net income	$4,935	$8,224

Weighted average common shares outstanding - basic	18,426,848	18,055,287
Dilutive effect of outstanding:
Stock options and unvested stock grants	374,868	565,504
Weighted average common shares outstanding - diluted	18,801,716	18,620,791

Earnings per common share - basic	$0.27	$0.46
Earnings per common share - diluted	$0.26	$0.44

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of basic EPS for the three months ended March 31, 2023 because the performance conditions had been met. At March 31, 2024 and 2023, there were 1,191 and 74,707 restricted stock units and zero and 22 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 10 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance, beginning of period	$5,928	$8,073
New credit granted	—	—
Repayments	(615)	(21)
Balance, end of period	$5,313	$8,052
Directors and related interests deposits at March 31, 2024 and December 31, 2023, amounted to approximately $16.5 million and $16.4 million, respectively.
The Company leases the Ramona branch office from a beneficial owners with more than 5% of any class of the Company’s voting securities and former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the the three months ended March 31, 2024 and 2023 was $11 thousand for both periods, and future minimum lease payments under the lease were $140 thousand and $151 thousand, respectively as of March 31, 2024 and December 31, 2023.
On April 2022, the holding company entered into a commitment of $2.0 million investment with the Castle Creek Launchpad Fund I (“Launchpad”). As of March 31, 2024, the holding company has committed to a $2.0 million investment in the Launchpad. A director of the Company is a member of the Investment Committee for Launchpad. At March 31, 2024 and December 31, 2023, total capital contributions made to this investment were $928 thousand and $910 thousand, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$384,635	$405,854
Letters of credit issued to customers	3,804	4,939
Commitments to contribute capital to other equity investments	3,177	3,170
	$391,616	$413,963
The Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three months ended March 31, 2024 and 2023, was $81 thousand and $78 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
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
For the three months ended March 31, 2024 and 2023, total stock-based compensation cost related to stock options and restricted shares units was $895 thousand and $1.7 million, respectively. The Company recorded an accelerated stock-based compensation expense for the performance-based restricted stock units totaling $632 thousand for the three months ended March 31, 2023, and there was no comparable transaction for the three months ended March 31, 2024.
Stock Options
As of March 31, 2024, there was $33 thousand of total unrecognized compensation cost related to the outstanding stock options. There were 81,400 and 6,950 stock options exercised during the three months ended March 31, 2024 and 2023. The intrinsic value of stock options exercised was approximately $558 thousand and $49 thousand for the three months ended March 31, 2024 and 2023, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2024 and 2023.
A summary of changes in outstanding stock options during the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended
	March 31, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	272,813	$9.30
Granted	—	$—
Exercised	(81,400)	$8.68
Expired	(750)	$5.93
Forfeited	(15,300)	$10.75
Outstanding at end of period	175,363	$9.48	3.3	$953
Options exercisable	169,163	$9.43	3.2	$926

	Three Months Ended
	March 31, 2023
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	326,868	$9.53
Granted	—	$—
Exercised	(6,950)	$9.64
Forfeited	(27,580)	$12.79
Outstanding at end of period	292,338	$9.22	3.9	$1,529
Options exercisable	264,638	$8.94	3.7	$1,458

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three months ended March 31, 2024 and 2023 is presented below:

	Three Months Ended
	March 31, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	637,899	$13.11
Granted	168,035	$15.25
Vested	(110,084)	$16.14
Forfeited	(4,839)	$15.50
Unvested at end of period	691,011	$13.13

	Three Months Ended
	March 31, 2023
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	959,337	$11.55
Granted	170,934	$16.93
Vested (1)	(347,097)	$10.51
Forfeited	—	$—
Unvested at end of period	783,174	$13.18
(1)Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the three months ended March 31, 2024.

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. As of March 31, 2024, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions. For the three months ended March 31, 2023, the Company recorded accelerated stock-based compensation totaling $632 thousand.

As of March 31, 2024, there was $7.1 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.1 years. The total grant date fair value of restricted stock units vested was $1.8 million for the three months ended March 31, 2024, and $3.6 million for the three months ended March 31, 2023. Related tax expenses were approximately $79 thousand for the three months ended March 31, 2024, and related tax benefits were approximately $652 thousand for the three months ended March 31, 2023.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
NOTE 13 - REGULATORY MATTERS
At March 31, 2024 and December 31, 2023, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank also elected to exclude the effects of credit loss accounting under CECL from common equity Tier 1 capital ratio for a three-year transitional period.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of March 31, 2024 and December 31, 2023, the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no conditions or events that management believes have changed the Bank’s categories. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at March 31, 2024. At March 31, 2024, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total Capital (to Risk-Weighted Assets)	$294,620	14.12%	$166,873	8.0%	$208,592	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	274,183	13.14%	125,155	6.0%	166,873	8.0%
CET1 Capital (to Risk-Weighted Assets)	274,183	13.14%	93,866	4.5%	135,584	6.5%
Tier 1 Capital (to Average Assets)	274,183	12.03%	91,196	4.0%	113,995	5.0%

As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

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
Loans Held for Investment, net: The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. If an individually evaluated loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. For the fair value of collateral-dependent individually evaluated loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. New appraisals in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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
Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.
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
The estimated fair value hierarchy level and estimated fair value of financial instruments at March 31, 2024 and December 31, 2023, is summarized as follows:

		March 31, 2024		December 31, 2023
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$53,695	$53,695	$33,008	$33,008
Fed funds and interest-bearing balances	Level 1	32,847	32,847	53,785	53,785
Debt securities available for sale	Level 1/2	126,957	126,957	130,035	130,035
Debt securities held to maturity	Level 2	53,533	49,525	53,616	50,432
Loans held for sale	Level 2	2,803	3,038	7,349	7,834
Loans held for investment, net	Level 3	1,861,028	1,801,369	1,934,873	1,883,154
Restricted stock, at cost	Level 2	16,066	16,066	16,055	16,055
Other equity securities	Level 2	9,080	9,080	9,187	9,187
Accrued interest receivable	Level 2	7,355	7,355	7,301	7,301

Financial liabilities:
Deposits	Level 2	1,930,544	1,929,827	1,943,556	1,943,007
Borrowings	Level 2	44,889	44,843	102,865	102,447
Accrued interest payable	Level 2	1,630	1,630	477	477

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$73,634	$—	$73,634
SBA securities	—	5,456	—	5,456
U.S. Treasury	2,381	—	—	2,381
U.S. Agency	—	1,663	—	1,663
Collateralized mortgage obligations	—	41,594	—	41,594
Taxable municipals	—	1,425	—	1,425
Tax exempt bank-qualified municipals	—	804	—	804
	$2,381	$124,576	$—	$126,957

December 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$74,434	$—	$74,434
SBA securities	—	5,782	—	5,782
U.S. Treasury	2,417	—	—	2,417
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	43,501	—	43,501
Taxable municipals	—	1,421	—	1,421
Tax exempt bank-qualified municipals	—	810	—	810
	$2,417	$127,618	$—	$130,035
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At March 31, 2024, the Company did not have any collateral-dependent individually evaluated loans that was measured on the fair value of its underlying collateral.
At December 31, 2023, the Company took a partial charge-off of $1.3 million on a collateral-dependent individually evaluated loan based on its recent property appraisals during the year ended December 31, 2023.

The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Foreclosed assets:
Other real estate owned, net	$13,114	$—	$—	$13,114

December 31, 2023
Collateral dependent loans (1):
Multifamily Residential	$13,000	$—	$—	$13,000
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of March 31, 2024 and December 31, 2023.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
March 31, 2024
Other real estate owned, net	$13,114	Market approach	Cost to sell	7.50%-7.50% (7.50%)
December 31, 2023
Multifamily Residential	$13,000	Income approach	Capitalization rate	3.84%-4.94% (4.50%)

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

Overview
Southern California Bancorp is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby Bank of Southern California, N.A. became the wholly owned subsidiary of the Company. Bank of Southern California, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 13 branch offices serving Orange, Los Angeles, San Diego and Ventura counties, as well as the Inland Empire. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Proposed Merger with California BanCorp
On January 30, 2024, the Company announced the execution of a definitive merger agreement with California BanCorp (NASDAQ: CALB), the holding company for California Bank of Commerce, pursuant to which California BanCorp will merge into Southern California Bancorp in an all-stock merger valued at approximately $233.6 million based on the closing price of Southern California Bancorp on January 29, 2024. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of Southern California Bancorp and California BanCorp, each outstanding share of California BanCorp common stock will be exchanged for the right to receive 1.590 shares of Southern California Bancorp common stock. As a result of the transaction, Southern California Bancorp shareholders will own approximately 57.1% of the outstanding shares of the combined company and California BanCorp shareholders will own approximately 42.9% of the outstanding shares of the combined company. These amounts are subject to fair value adjustments upon the close of the Merger. The transaction is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Southern California Bancorp and California BanCorp shareholders. At March 31, 2024, California BanCorp had total loans of $1.52 billion, total assets of $1.92 billion, total deposits of $1.64 billion, and total equity of $200.7 million.
Impact of Federal Reserve Rapid Rate Hiking Cycle on Economy and Banking Industry
The COVID-19 pandemic has receded, with business activity returning to more normal conditions and concerns regarding a potential recession moderating with full year 2023 increase in GDP reported at 2.5%, slowing to 1.6% in the first quarter of 2024. California’s 2023 GDP increased by 2.8% from 2022 and it is forecast by Moody’s to slow to 2.1% in 2024. High interest rates and broader economic headwinds have put a damper on investment, particularly in the near term for the tech industry, which employs 8% of the state’s workforce, as tech payrolls have trended lower over the past year. Moody’s forecast for the state’s 2024 unemployment rate is 5.1%, up from 4.4% in 2023. Despite the anticipated slowdown in California, it is still considered to have the fifth largest economy in the world.
Between March 2022 and September 2023, the Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years. The rapid rate hiking cycle was in response to an increase in inflation, as measured by the Consumer Price Index, from 1.2% in November 2020 to 9.1% in July 2022, which has since moderated to 3.5% in March 2024. The Federal Reserve paused interest rates increases in September 2023. In its April 2024 statement, the Federal Reserve acknowledged that progress in bringing the inflation rate down to its 2% target was stalling and opted to hold the benchmark interest rate at current levels for longer.
The rapid rise in interest rates between 2022 and 2023 resulted in an industry-wide reduction in the fair value of many banks’ securities portfolios, pressuring their liquidity. The subsequent bank runs led to the failure of several financial institutions beginning in March of 2023, among other events, fostered a state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation is stabilizing due to strong actions taken by federal regulators in attempts to calm the markets.
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, and with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. The recent uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. However, in an abundance of caution, we proactively responded to these events by reaching out to our customers and explaining what differentiates us from the recently failed banks. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs.
We have a highly skilled and experienced lending production team and credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at March 31, 2024, our concentration of such loans represented 506% of our total risk-based capital. In addition, at March 31, 2024, total loans secured by commercial real estate under construction and land development represented 82% of our total risk-based capital. The non-performing assets for these segments per the regulatory definition of commercial real estate loans at March 31, 2024 were $19.3 million and there were no charge-offs during the three months ended March 31, 2024.
Given the nature of our commercial banking business, approximately 43% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2024. However, we offer our deposit customers access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product decreased to $245.3 million, or 13% of total deposits at March 31, 2024, compared to $274.1 million, or 14% of total deposits at December 31, 2023. In the third quarter of 2023, we appointed new leadership to oversee our Bank-wide deposit and treasury operations and continue to focus on defending our deposit base while managing our deposit costs.
We have a small investment portfolio of high-quality securities. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment. At March 31, 2024, the amortized cost of our held-to-maturity debt securities was $53.5 million, or approximately 2.3% of total assets. The fair value of our available-for-sale debt securities was $127.0 million, or approximately 5.5% of total assets. The increases in the 10-Year Treasury Bond to nearly 5% resulted in higher net unrealized losses on our debt securities. At March 31, 2024, our accumulated other comprehensive loss, net of taxes, increased to $6.1 million, compared to $4.5 million at December 31, 2023. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $9.0 million at March 31, 2024. The results of our stress testing on our debt security portfolio at March 31, 2024, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $39.4 million at 300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
At March 31, 2024, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2023:
•Total cash and cash equivalents of approximately $86.5 million, compared to $86.8 million.
•Total liquidity ratio of approximately 11.0%, compared to 11.1%.
•Unpledged, liquid securities at fair value were approximately $127.0 million, compared to $130.0 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $395.3 million, compared to $339.2 million. At March 31, 2024, we had overnight FHLB borrowings of $27.0 million.
•Available borrowing capacity from the Federal Reserve Discount Window program was approximately $125.4 million, compared to $141.6 million. There were no outstanding borrowings under this program at March 31, 2024.
•Available borrowing capacity from three unsecured credit lines from correspondent banks totaling $75.0 million at both period ends. There were no outstanding borrowings on these lines at March 31, 2024.
•Did not participate in Federal Reserve Bank Term Funding Program borrowings at March 31, 2024.
•Total available borrowing capacity was approximately $595.7 million at March 31, 2024, compared to $555.8 million.
•Total available liquidity was approximately $809.2 million at March 31, 2024.
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
•Margin pressure as we increase deposit rates in response to potential further rate increases by our competitors;

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

	Three Months Ended
($ in thousands except share and per share data)	March 31, 2024	December 31, 2023	March 31, 2023
EARNINGS
Net interest income	$20,494	$22,559	$24,892
(Reversal of) provision for credit losses	$(331)	$824	$202
Noninterest income	$1,413	$(102)	$1,570
Noninterest expense	$14,981	$15,339	$15,019
Income tax expense	$2,322	$1,882	$3,017
Net income	$4,935	$4,412	$8,224
Pre-tax pre-provision income (1)	$6,926	$7,118	$11,443
Adjusted pre-tax pre-provision income (1)	$7,475	$7,118	$11,443
Diluted earnings per share	$0.26	$0.24	$0.44
Ending shares outstanding	18,527,178	18,369,115	18,271,194

PERFORMANCE RATIOS
Return on average assets	0.86%	0.75%	1.46%
Adjusted return on average assets (1)	0.95%	0.75%	1.46%
Return on average common equity	6.85%	6.21%	12.72%
Adjusted return on average common equity (1)	7.61%	6.21%	12.72%
Yield on loans	6.02%	6.08%	5.78%
Yield on earning assets	5.79%	5.85%	5.53%
Cost of deposits	2.05%	1.81%	0.80%
Cost of funds	2.17%	1.95%	0.88%
Net interest margin	3.80%	4.05%	4.71%
Efficiency ratio (1)	68.4%	68.3%	56.8%
Adjusted efficiency ratio (1)	65.9%	68.3%	56.8%
Net (charge-offs) recoveries to average loans held-for-investment	0.00%	(0.26)%	0.00%
(1) Refer to Non-GAAP Financial Measures in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

	March 31, 2024	December 31, 2023
CAPITAL
Tangible equity to tangible assets (1)	11.27%	10.73%
Book value (BV) per common share	$15.79	$15.69
Tangible BV per common share (1)	$13.69	$13.56

ASSET QUALITY
Allowance for loan losses (ALL)	$22,254	$22,569
Reserve for unfunded loan commitments	916	933
Allowance for credit losses (ACL)	$23,170	$23,502
ALL to total loans	1.18%	1.15%
ACL to total loans	1.23%	1.20%
30-89 days past due, excluding nonaccrual loans	$—	$19
Over 90 days past due, excluding nonaccrual loans	$—	$—
Special mention loans	$39,591	$2,996
Special mention loans to total loans held for investment	2.10%	0.15%
Substandard loans	$11,299	$19,502
Substandard loans to total loans held for investment	0.60%	1.00%
Nonperforming loans	$6,153	$13,004
Nonperforming loans to total loans held for investment	0.33%	0.66%
Other real estate owned	$13,114	$—
Nonperforming assets	$19,267	$13,004
Nonperforming assets to total assets	0.84%	0.55%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,886,085	$1,964,791
Total assets	$2,289,715	$2,360,252
Deposits	$1,930,544	$1,943,556
Loans to deposits	97.7%	101.1%
Shareholders' equity	$292,499	$288,152
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

(1) Efficiency ratio is computed by dividing noninterest expense by total net interest income and noninterest income. We measure our success and the productivity of our operations through monitoring of the efficiency ratio. Adjusted noninterest expense is computed by adjusting noninterest expense for merger related expense adjustments for the period indicated. Adjusted efficiency ratio is computed by dividing adjusted noninterest expense by total net interest income and noninterest income.
(2) Pre-tax pre-provision income is computed by adding net interest income and noninterest income and subtracting noninterest expense. This non–GAAP financial measure provides a greater understanding of pre–tax profitability before giving effect to credit loss expense. Adjusted pre-tax pre-provision income is computed by adding net interest income and noninterest income and subtracting adjusted noninterest expense.
(3) Adjusted net income is computed by adjusting net income for tax-effected merger related expense adjustments for the periods indicated.
(4) Average tangible common equity is computed by subtracting goodwill and core intangible deposits, net, from average shareholders’ equity.
(5) Adjusted return on average assets is computed by dividing annualized adjusted net income by average assets. Adjusted return on average equity is computed by dividing annualized adjusted net income by average shareholders’ equity.
(6) Return on average tangible common equity is computed by dividing net income by average tangible common equity. It helps us measure our performance of businesses consistently, whether they were acquired or developed internally. Adjusted return on average tangible common equity is computed by dividing adjusted net income by average tangible common equity
(7) Tangible common equity and tangible assets are computed by subtracting goodwill and core deposit intangibles, net, from total shareholders’ equity and total assets, respectively.
(8) Tangible common equity to tangible assets ratio is computed by dividing tangible common equity by tangible assets.
(9) Tangible book value per share is computed by dividing tangible common equity by total common shares outstanding. We consider tangible book value per share a meaningful measure because it suggests what our common shareholders can expect to receive if we are in financial distress and are forced to liquidate our assets at the book value price. Intangible assets like goodwill are not a part of the process since they cannot be sold for cash during liquidation.
We consider average tangible common equity, tangible common equity, and tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Efficiency Ratio
Noninterest expense	$14,981	$15,339	$15,019
Less: Merger and related expenses	549	—	—
Adjusted noninterest expense	$14,432	$15,339	$15,019

Net interest income	20,494	22,559	24,892
Noninterest income	1,413	(102)	1,570
Total net interest income and noninterest income	$21,907	$22,457	$26,462
(1) Efficiency ratio (non-GAAP)	68.4%	68.3%	56.8%
(1) Adjusted efficiency ratio (non-GAAP)	65.9%	68.3%	56.8%

Pre-tax Pre-provision Income
Net interest income	$20,494	$22,559	$24,892
Noninterest income	1,413	(102)	1,570
Total net interest income and noninterest income	21,907	22,457	26,462
Less: Noninterest expense	14,981	15,339	15,019
(2) Pre-tax pre-provision income (non-GAAP)	$6,926	$7,118	$11,443
Add: Merger and related expenses	549	—	—
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$7,475	$7,118	$11,443

Return on Average Assets, Equity, and Tangible Equity
Net income	$4,935	$4,412	$8,224
Add: After-tax merger and related expenses (1)	$547	$—	$—
(3) Adjusted net income (non-GAAP)	$5,482	$4,412	$8,224

Average assets	$2,309,827	$2,345,323	$2,277,971
Average shareholders’ equity	289,763	282,072	262,118
Less: Average intangible assets	38,964	39,035	39,340
(4) Average tangible common equity (non-GAAP)	$250,799	$243,037	$222,778

Return on average assets	0.86%	0.75%	1.46%
(5) Adjusted return on average assets (non-GAAP)	0.95%	0.75%	1.46%
Return on average equity	6.85%	6.21%	12.72%
(5) Adjusted return on average equity (non-GAAP)	7.61%	6.21%	12.72%
(6) Return on average tangible common equity (non-GAAP)	7.91%	7.20%	14.97%
(6) Adjusted return on average tangible common equity (non-GAAP)	8.79%	7.20%	14.97%
(1) After-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$292,499	$288,152
Less: Intangible assets	38,933	38,998
(7) Tangible common equity (non-GAAP)	$253,566	$249,154

Total assets	$2,289,715	$2,360,252
Less: Intangible assets	38,933	38,998
(7) Tangible assets (non-GAAP)	$2,250,782	$2,321,254

Equity to asset ratio	12.77%	12.21%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	11.27%	10.73%
Book value per share	$15.79	$15.69
(9) Tangible book value per share (non-GAAP)	$13.69	$13.56
Shares outstanding	18,527,178	18,369,115

Results of Operations
Net Income
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
Net income for the three months ended March 31, 2024 was $4.9 million, or $0.26 per diluted share, compared to $4.4 million or $0.24 per diluted share in the prior quarter. The $523 thousand increase in net income from the prior quarter was primarily due to a $1.5 million increase in noninterest income, a $1.2 million decrease in the (reversal of) provision for credit losses, and a $358 thousand decrease in noninterest expense, partially offset by a $2.1 million decrease in net interest income. Pre-tax, pre-provision income for the three months ended March 31, 2024 was $6.9 million, a decrease of $192 thousand, or 2.7% compared to pre-tax, pre-provision income of $7.1 million for the three months ended December 31, 2023.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net income for the three months ended March 31, 2024 was $4.9 million, or $0.26 per diluted share, compared to a net income of $8.2 million, or $0.44 per diluted share for the same 2023 period. The $3.3 million decrease in net income from the three months ended March 31, 2023 was primarily due to a $4.4 million decrease in net interest income, partially offset by a $695 thousand decrease in income taxes, a $533 thousand decrease in the (reversal of) provision for credit losses. Pre-tax, pre-provision income for the three months ended March 31, 2024 was $6.9 million, a decrease of $4.5 million, or 39.5% compared to pre-tax, pre-provision income of $11.4 million for the same 2023 period.

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

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,909,271	$28,584	6.02%	$1,954,396	$29,968	6.08%	$1,894,234	$27,019	5.78%
Taxable debt securities	126,803	1,213	3.85%	113,375	991	3.47%	97,023	731	3.06%
Tax-exempt debt securities (2)	53,842	306	2.89%	58,644	353	3.02%	74,188	487	3.37%
Deposits in other financial institutions	54,056	716	5.33%	56,313	759	5.35%	37,611	457	4.93%
Fed funds sold/resale agreements	9,771	134	5.52%	9,008	125	5.51%	25,306	287	4.60%
Restricted stock investments and other bank stock	16,412	311	7.62%	16,394	373	9.03%	14,902	228	6.20%
Total interest-earning assets	2,170,155	31,264	5.79%	2,208,130	32,569	5.85%	2,143,264	29,209	5.53%
Total noninterest-earning assets	139,672			137,193			134,707
Total assets	$2,309,827			$2,345,323			$2,277,971

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$359,784	$2,045	2.29%	$362,579	$1,860	2.04%	$206,785	$316	0.62%
Money market and savings accounts	648,640	4,725	2.93%	669,391	4,746	2.81%	685,368	2,587	1.53%
Time deposits	255,474	3,021	4.76%	208,700	2,331	4.43%	152,613	975	2.59%
Total interest-bearing deposits	1,263,898	9,791	3.12%	1,240,670	8,937	2.86%	1,044,766	3,878	1.51%
Borrowings:
FHLB advances	50,593	708	5.63%	56,380	802	5.64%	14,356	168	4.75%
Subordinated debt	17,878	271	6.10%	17,854	271	6.02%	17,783	271	6.18%
Total borrowings	68,471	979	5.75%	74,234	1,073	5.73%	32,139	439	5.54%
Total interest-bearing liabilities	1,332,369	10,770	3.25%	1,314,904	10,010	3.02%	1,076,905	4,317	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	661,265			721,169			915,160
Other liabilities	26,430			27,178			23,788
Shareholders’ equity	289,763			282,072			262,118
Total Liabilities and Shareholders’ Equity	$2,309,827			$2,345,323			$2,277,971
Net interest spread			2.54%			2.83%			3.90%
Net interest income and margin(4)		$20,494	3.80%		$22,559	4.05%		$24,892	4.71%
Cost of deposits(5)	$1,925,163	$9,791	2.05%	$1,961,839	$8,937	1.81%	$1,959,926	$3,878	0.80%
Cost of funds(6)	$1,993,634	$10,770	2.17%	$2,036,073	$10,010	1.95%	$1,992,065	$4,317	0.88%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $604 thousand, $501 thousand and $532 thousand for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.35%, 36.76% and 46.69% of average total deposits for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
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

	Three Months Ended March 31, 2024 vs. December 31, 2023			Three Months Ended March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$(1,083)	$(301)	$(1,384)	$465	$1,100	$1,565
Taxable debt securities	109	113	222	264	218	482
Tax-exempt debt securities	(29)	(18)	(47)	(102)	(79)	(181)
Deposits in other financial institutions	(40)	(3)	(43)	219	40	259
Fed fund sold/resale agreements	9	—	9	(202)	49	(153)
Restricted stock investments and other bank stock	(5)	(57)	(62)	27	56	83
Total interest-earning assets	(1,039)	(266)	(1,305)	671	1,384	2,055

Interest-bearing liabilities:
Interest-bearing NOW accounts	(39)	224	185	375	1,354	1,729
Money market and savings accounts	(211)	190	(21)	(125)	2,263	2,138
Time deposits	515	175	690	990	1,056	2,046
Total interest-bearing deposits	265	589	854	1,240	4,673	5,913
Borrowings:
FHLB advances	(93)	(1)	(94)	502	38	540
Subordinated debt	(3)	3	—	4	(4)	—
Total borrowings	(96)	2	(94)	506	34	540
Total interest-bearing liabilities	169	591	760	1,746	4,707	6,453
Net interest income	$(1,208)	$(857)	$(2,065)	$(1,075)	$(3,323)	$(4,398)

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
Net interest income for the three months ended March 31, 2024 was $20.5 million, compared to $22.6 million in the prior quarter. The $2.1 million decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, coupled with lower average balances and yields on interest-earning assets.
Net interest margin for the three months ended March 31, 2024 was 3.80%, compared with 4.05% in the prior quarter. The decrease was primarily related to a 22 basis point increase in the cost of funds, coupled with a 6 basis point decrease in the total average interest-earning assets yield. The yield on total average earning assets during the three months ended March 31, 2024 was 5.79%, compared with 5.85% in the prior quarter. The yield on total average loans during the three months ended March 31, 2024 was 6.02%, a decrease of 6 basis points from 6.08% in the prior quarter. The yield on average total loans during the three months ended March 31, 2024 included the impact of the reversal of a nonaccrual loan's interest income of $168 thousand, which decreased the overall loan yield by 4 basis points. There was no significant reversal of interest income in the prior quarter.
During the three months ended March 31, 2024, total interest income decreased by $1.3 million to $31.3 million, comprised primarily of a $1.4 million decrease in loan interest income and a $96 thousand decrease in interest and dividend income from other financial institutions and other interest-earning assets, partially offset by a $175 thousand increase in total debt securities income. The decrease in interest income was due to a number of factors: one fewer day in the current quarter than prior quarter, a lower average total loan balance from organic loan growth, a decrease in yield on total average interest-earning assets, a change in the interest-earning asset mix, and the reversal of an aforementioned nonaccrual loan's interest income of $168 thousand. Average total interest-earning assets decreased $38.0 million, the result of a $45.1 million decrease in total average loans, a $2.3 million decrease in average deposits in other financial institutions, partially offset by an $8.6 million increase in average total debt securities, a $763 thousand increase in average Fed funds sold/resale agreements, and a $18 thousand increase in average restricted stock investments and other bank stock. The increase in interest expense during the three months ended March 31, 2024 was primarily due to a $854 thousand increase in interest expense on interest-bearing deposits, the result of a $23.2 million increase in average interest-bearing deposits, coupled with a 26 basis point increase in interest-bearing deposit costs, partially offset by a $94 thousand decrease in interest expense on Federal Home Loan Bank (FHLB) borrowings, the result of a $5.8 million decrease in average FHLB borrowings.
Total cost of funds for the three months ended March 31, 2024 was 2.17%, an increase of 22 basis points from 1.95% in the prior quarter. The increase was primarily driven by a 26 basis point increase in the cost of interest-bearing deposits, an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $59.9 million to $661.3 million and represented 34.3% of total average deposits during the three months ended March 31, 2024, compared with $721.2 million and 36.8%, respectively, for the prior quarter; average interest-bearing deposits increased $23.2 million to $1.26 billion during the three months ended March 31, 2024. The total cost of deposits during the three months ended March 31, 2024 was 205 basis points, an increase of 24 basis points from 181 basis points in the prior quarter. The cost of total interest-bearing deposits increased due primarily to repricing deposits in the higher interest rate environment and peer bank deposit competition.
Average total borrowings decreased $5.8 million to $68.5 million for the three months ended March 31, 2024 resulting primarily from a decrease of $5.8 million in average FHLB advances. The average cost of total borrowings was 5.75% for the three months ended March 31, 2024, a 2 basis point increase from 5.73% in the prior quarter.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net interest income for the three months ended March 31, 2024 was $20.5 million, compared to $24.9 million for the three months ended March 31, 2023. The $4.4 million decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, partially offset by higher average balances and yields on interest-earning assets.

Net interest margin for the three months ended March 31, 2024 was 3.80%, compared with 4.71% for the same 2023 period. The 91 basis point decrease was primarily related to a 129 basis point increase in the cost of funds, partially offset by a 26 basis point increase in the total average interest-earning assets yield resulting from higher market interest rates and a change in our average interest-earning asset mix. The yield on total average earning assets during the three months ended March 31, 2024 was 5.79%, compared with 5.53% for the same 2023 period. The yield on average loans during the three months ended March 31, 2024 was 6.02%, an increase of 24 basis points from 5.78% for the same 2023 period.
During the three months ended March 31, 2024, total interest income increased $2.1 million, comprised of a $1.6 million increase in total loan interest income, and a $301 thousand increase in total debt securities income, coupled with a $189 thousand increase interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors: higher average loans from organic loan growth; a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. Average interest-earning assets increased $26.9 million, resulting primarily from a $15.0 million increase in average total loans, a $16.4 million increase in average deposits in other financial institutions, a $9.4 million increase in total average debt securities, and a $1.5 million increase in average restricted stock investments and other bank stock, partially offset by a $15.5 million decrease in average Fed fund sold/resale agreements.
During the three months ended March 31, 2024, total interest expense increased by $6.5 million to $10.8 million, comprised primarily of a $5.9 million increase in interest on interest-bearing deposits due to repricing deposits in the higher interest rate environment and peer bank deposit competition, coupled with the increase in average interest-bearing liabilities balances between periods.
Total cost of funds for the three months ended March 31, 2024 was 2.17%, an increase of 129 basis points from 0.88% for the same 2023 period. The increase was primarily driven by a 161 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $253.9 million to $661.3 million and represented 34.3% of total average deposits for the three months ended March 31, 2024, compared with $915.2 million and 46.7%, respectively, for the same 2023 period; average interest-bearing deposits increased $219.1 million to $1.26 billion during the three months ended March 31, 2024. The total cost of deposits for the three months ended March 31, 2024 was 2.05%, up 125 basis points from 0.80% for the same 2023 period.
Average total borrowings increased $36.3 million to $68.5 million for the three months ended March 31, 2024 resulting from a $36.2 million increase in average FHLB advances. The average cost of total borrowings was 5.75% for the three months ended March 31, 2024, a 21 basis point increase from 5.54% for the same 2023 period.
Provision for Credit Losses
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
We recorded a reversal of credit losses of $331 thousand for the three months ended March 31, 2024, compared to a provision for credit losses of $824 thousand in the prior quarter. The reversal of provision for credit losses included a $17 thousand negative provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $22.4 million to $388.4 million at March 31, 2024 from $410.8 million at December 31, 2023. The reversal of credit losses for the loans held for investments for the three months ended March 31, 2024 was $314 thousand, a decrease of $1.4 million from $1.1 million in the prior quarter. The decrease was driven primarily by decreases in net charge-offs, loans held for investment and substandard accruing loans, coupled with changes in the portfolio mix, and a change in our reasonable and supportable forecast, primarily related to the economic outlook for California and a change in historical prepayment and curtailment rates analysis, partially offset by an increase in special mention loans. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and we believe it is appropriately provisioned for the current environment.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
We recorded a reversal of credit losses of $331 thousand for the three months ended March 31, 2024, compared to a provision for credit losses of $202 thousand for the same 2023 period.
We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $5.5 million, of which included $439 thousand to establish a reserve for unfunded commitments and a $3.9 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $1.6 million tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet. The determination of the ACL in each period is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the “Financial Condition — Allowance For Credit Losses” below
Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Service charges and fees on deposit accounts	$362	$321	$262
Interchange and ATM income	163	186	177
Gain on sale of loans	415	—	808
Income from bank-owned life insurance	261	253	223
Servicing and related income on loans, net	73	17	75
Loss on sale of debt securities	—	(1,008)	—
Other charges and fees	139	129	25
Total noninterest income (loss)	$1,413	$(102)	$1,570
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
Total noninterest income during the three months ended March 31, 2024 was $1.4 million, an increase of $1.5 million compared to total noninterest loss of $102 thousand in the prior quarter. During the three months ended March 31, 2024, we recorded a gain on sale of loans of $415 thousand, at an average premium of 6.56%, on the sale of $6.3 million in SBA 7(a) loans, compared to no gain on SBA 7(a) loan sales in the prior quarter. In the prior quarter, we recorded a loss on sale of available-for-sale debt securities of $1.0 million in order to redeploy the proceeds into higher-yielding available-for-sale debt securities, for which there was no comparable transaction during the three months ended March 31, 2024.
Servicing and related income on loans was $73 thousand during the three months ended March 31, 2024, compared to $17 thousand for prior quarter. The $56 thousand increase was primarily due to higher net servicing fee income for the current quarter. Net servicing fee income was lower in the prior quarter due to a higher accelerated amortization from loan payoffs.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Total noninterest income during the three months ended March 31, 2024 was $1.4 million, a decrease of $157 thousand compared to total noninterest income of $1.6 million for the same 2023 period. The decrease was due primarily to lower gain on sale of loans, partially offset by higher deposit-related fees, and higher other charges and fees.

Gain on sale of loans was $415 thousand during the three months ended March 31, 2024, compared to a gain of $808 thousand for the same 2023 period. The $393 thousand decrease was primarily due to lower average premium on sales of SBA 7(a) loans during the three months ended March 31, 2024. There were six SBA 7(a) loan sales during the three months ended March 31, 2024, compared to seven SBA loans sold with a net carrying value of $9.9 million, resulting in a gain of $797 thousand, at an average premium of 8.04% and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand during the three months ended March 31, 2023.
Service charges and fees on deposit accounts was $362 thousand, an increase of $100 thousand, compared to $262 thousand for the same 2023 period. The increase was primarily due to higher analysis charges for certain deposit accounts.
Other charges and fees during the three months ended March 31, 2024 was $139 thousand, an increase of $114 thousand compared to $25 thousand for the same 2023 period. The increase was due primarily to a higher OREO income in the current quarter. There was no OREO income for the same 2023 period.
Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Salaries and employee benefits	$9,610	$9,598	$10,241
Occupancy and equipment	1,452	1,678	1,447
Data processing and communications	1,150	1,158	1,056
Legal, audit and professional	516	1,161	785
Regulatory assessments	387	320	452
Director and shareholder expenses	203	207	213
Merger and related expenses	549	—	—
Core deposit intangible amortization	65	80	91
Other expenses	1,049	1,137	734
Total noninterest expense	$14,981	$15,339	$15,019
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
Total noninterest expense during the three months ended March 31, 2024 was $15.0 million, a decrease of $358 thousand compared with total noninterest expense of $15.3 million in the prior quarter. The decrease was primarily due to decreases in occupancy and equipment expenses, legal, audit and professional fees, and other expenses, partially offset by increases in merger and related expenses of $549 thousand.
Occupancy and equipment expenses was $1.5 million during the three months ended March 31, 2024, compared to $1.7 million during the prior quarter. The $226 thousand decrease in occupancy and equipment expenses was due primarily to an impairment charge of $134 thousand related to the right-of-use asset associated with a Company lease in the prior quarter.
Legal, audit and professional expenses were $516 thousand during the three months ended March 31, 2024, compared to $1.2 million during the prior quarter. The $645 thousand decrease was due primarily to a decrease in legal and consulting expenses related to compliance projects and loan review projects incurred in the prior quarter.
Merger and related expenses were $549 thousand during the three months ended March 31, 2024 related to the recently announced merger with California BanCorp, which is expected to be completed later this year. There were no merger and related expenses in the prior quarter.

Other expenses were $1.0 million during the three months ended March 31, 2024, compared to $1.1 million in the prior quarter. The $88 thousand decrease in other expenses was primarily due to decreases in office expense, customer service related expense, and marketing, advertising and public relation expense, partially offset by an increase in loan related expense.
Our efficiency ratio for the three months ended March 31, 2024 was 68.4%, compared to 68.3% for the three months ended December 31, 2023. Excluding the merger and related expenses of $549 thousand, the efficiency ratio for the three months ended March 31, 2024 would have been 65.9%.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Total noninterest expense during the three months ended March 31, 2024 was $15.0 million, a decrease of $38 thousand compared with total noninterest expense of $15.0 million for the same 2023 period. The decrease was primarily due to decreases in salaries and employee benefits, legal, audit and professional costs, partially offset by increases in merger and related expenses, and other expenses.
Salaries and employee benefits were $9.6 million during the three months ended March 31, 2024, compared to $10.2 million for the same 2023 period. The $631 thousand decrease in salaries and benefits was due primarily to accelerated stock compensation expense related to the vesting of performance-based restricted stock units of $632 thousand recorded during the three months ended March 31, 2023. There were no accelerated stock compensation related expenses for the three months ended March 31, 2024.
Legal, audit and professional expenses were $516 thousand during the three months ended March 31, 2024, compared to $785 thousand for the same 2023 period. The $269 thousand decrease was due primarily to a decrease in legal expenses related to the higher legal expenses associated with preparation for the Company's listing to Nasdaq during the three months ended March 31, 2023.
There were $549 thousand merger and related expenses during the three months ended March 31, 2024, related to the recently announced merger with California BanCorp, which is expected to be completed later this year. There were no merger and related expenses during the three months ended March 31, 2023.
Other expenses were $1.0 million during the three months ended March 31, 2024, compared to $734 thousand for the same 2023 period. The $315 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses, partially offset by the decreases in sundry losses during the three months ended March 31, 2024.
Our efficiency ratio for the three months ended March 31, 2024 was 68.4%, compared to 56.8% for the three months ended March 31, 2023. Excluding the merger and related expenses of $549 thousand, the efficiency ratio for the three months ended March 31, 2024 would have been 65.9%.
Income Taxes
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
Income tax expense during the three months ended March 31, 2024 was $2.3 million, compared to $1.9 million in the prior quarter. The effective rate was 32.0% during the three months ended March 31, 2024, compared to 29.9% for the prior quarter. The increase in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, and excess executive compensation.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Income tax expense for the three months ended March 31, 2024 was $2.3 million, compared to $3.0 million for the same 2023 period. The effective rate was 32.0% during the three months ended March 31, 2024, compared to 26.8% for the same 2023 period. The increase in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, and excess executive compensation.
Financial Condition
Summary
Total assets at March 31, 2024 were $2.29 billion, a decrease of $70.5 million from $2.36 billion at December 31, 2023. The decrease in total assets was primarily related to a $251 thousand decrease in cash and cash equivalents, a $73.8 million decrease in loans held for investment, net (including ACL), a $4.5 million decrease in loans held for sale, a $3.2 million decrease in total debt securities, a $933 thousand decrease in deferred tax asset, and a $580 thousand decrease in right of use asset, partially offset by a $13.1 million increase in OREO, net.
Total liabilities were $2.00 billion at March 31, 2024, a decrease of $74.9 million from $2.07 billion at December 31, 2023. The decrease in total liabilities was driven by a $13.0 million decrease in total deposits, and a $677 thousand decrease in operating lease liability, coupled with a $58.0 million decrease in borrowings. Shareholders’ equity was $292.5 million at March 31, 2024, an increase of $4.3 million from $288.2 million at December 31, 2023. The increase in shareholders’ equity was driven by $4.9 million of net income generated during the three months ended March 31, 2024, $895 thousand related to share-based compensation activity, partially offset by a $1.7 million increase in net of tax unrealized losses on available-for-sale debt securities during the period.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $180.5 million and $183.7 million at March 31, 2024 and December 31, 2023, respectively. Our held-to-maturity debt securities and available-for-sale debt securities represented 2.34% and 5.54%, respectively, of total assets at March 31, 2024, compared to 2.27% and 5.51%, respectively, at December 31, 2023.
During the three months ended March 31, 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2024 and December 31, 2023, held-to-maturity debt securities with an amortized cost of $53.5 million and $53.6 million, respectively, were pledged to the Federal Reserve Bank as collateral for a secured line of credit of $46.3 million and $47.3 million, respectively,
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Taxable municipals	$552	$—	$(77)	$475
Tax exempt bank-qualified municipals	52,981	—	(3,931)	49,050
	$53,533	$—	$(4,008)	$49,525

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

At March 31, 2024, we had 61 held-to-maturity debt securities in a gross unrealized loss position with an amortized cost basis of $53.5 million with pre-tax unrealized losses of $4.0 million, compared to 58 held-to-maturity debt securities with an amortized cost basis of $51.5 million with pre-tax unrealized losses of $3.2 million at December 31, 2023. The effective duration of the held-to-maturity debt securities was 6.39 years and 5.58 years at March 31, 2024 and December 31, 2023, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At March 31, 2024 and December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $475 thousand and $478 thousand, respectively, and $49.1 million and $50.0 million, respectively. At March 31, 2024 and December 31, 2023, the total held-to-maturity debt securities rated AA and above was $46.2 million and $47.0 million, respectively, and rated AA- was $3.3 million and $3.4 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2024 and December 31, 2023.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,824	$162	$(4,352)	$73,634
SBA securities	5,568	4	(116)	5,456
U.S. Treasury	2,746	—	(365)	2,381
U.S. Agency	2,000	—	(337)	1,663
Collateralized mortgage obligations	45,176	24	(3,606)	41,594
Taxable municipal	1,528	—	(103)	1,425
Tax exempt bank-qualified municipals	831	—	(27)	804
	$135,673	$190	$(8,906)	$126,957

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035
The estimated fair value of available-for-sale debt securities were $127.0 million at March 31, 2024, a decrease of $3.1 million, from $130.0 million at December 31, 2023. The decrease was primarily due to principal reductions and amortization of discounts and premiums aggregating to $2.7 million, and fair value market adjustments of $2.4 million, partially offset by purchases of $2.0 million.
At March 31, 2024, we had 84 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $123.9 million and $115.0 million, respectively, with pre-tax unrealized losses of $8.9 million, compared to 76 available-for-sale debt securities with an amortized cost basis and fair value of $100.7 million and $93.5 million, respectively with pre-tax unrealized holding losses of $7.1 million at December 31, 2023. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 5.24 years and 5.13 years at March 31, 2024 and December 31, 2023, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. Increases in longer-term market interest rates during 2023 and into 2024 have resulted in higher net unrealized losses in our debt securities. There may be further net unrealized losses on our debt securities classified as available–for-sale, which would negatively affect our total and tangible shareholders’ equity.
We determined that the increase in unrealized losses related to each available-for-sale debt securities at March 31, 2024 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At March 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $804 thousand, respectively. All of these available-for-sale debt securities rated AA and above totaled $2.2 million. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These available-for-sale debt securities rated AA and above totaled $1.4 million and rated AA+ totaled $810 thousand at December 31, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of March 31, 2024 and December 31, 2023.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of March 31, 2024 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$520	$515	3.00%
Due after one year through five years	—	—	—%	5,528	5,008	2.10%
Due after five years through ten years	18,473	17,281	2.22%	21,935	19,675	3.01%
Due after ten years	35,060	32,244	2.31%	107,690	101,759	3.80%
	$53,533	$49,525	2.28%	$135,673	$126,957	3.60%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of March 31, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$552	2.30%	$—	—%	$552	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	17,921	2.22%	35,060	2.31%	52,981	2.28%
Total	$—	—%	$—	—%	$18,473	2.22%	$35,060	2.31%	$53,533	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of March 31, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$877	1.52%	$11,563	2.25%	$61,194	3.90%	$73,634	3.59%
SBA securities	—	—%	446	6.57%	4,805	5.21%	205	6.98%	5,456	5.39%
U.S. Treasury	—	—%	2,381	0.95%	—	—%	—	—%	2,381	0.95%
U.S. Agency	—	—%	—	—%	1,663	2.05%	—	—%	1,663	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,234	4.49%	40,360	3.64%	41,594	3.66%
Taxable municipals	515	3.00%	500	5.24%	410	1.72%	—	—%	1,425	3.31%
Tax exempt bank-qualified municipals	—	—%	804	2.28%	—	—%	—	—%	804	2.28%
Total	$515	3.00%	$5,008	2.10%	$19,675	3.01%	$101,759	3.80%	$126,957	3.60%

Loans Held for Sale
Loans held for sale consist of SBA 7(a) loans originated and held for sale in the secondary market. At March 31, 2024, loans held for sale totaled $2.8 million, compared to $7.3 million loans held for sale at December 31, 2023. Loans held for sale at March 31, 2024 are expected to be sold in the secondary market in 2024.
During the three months ended March 31, 2024, we originated $1.8 million of SBA 7(a) loans. During the three months ended March 31, 2024, loan sales related to six SBA loans with a net carrying value of $6.3 million, resulted in a gain of $415 thousand, at an average premium of 6.56%. This compares to seven SBA loans sold with a net carrying value of $9.9 million resulting in a gain on sale of $797 thousand, at an average premium of 8.04%, and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand during the three months ended March 31, 2023.
Loans Held for Investment
The composition of our loans held for investment at March 31, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	March 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction and land development	$242,098	12.9%	$243,521	12.4%
Real estate - other:
1-4 family residential	149,361	7.9%	143,903	7.4%
Multifamily residential	183,846	9.8%	221,247	11.3%
Commercial real estate and other	1,025,381	54.4%	1,024,243	52.3%
Commercial and industrial	279,788	14.9%	320,142	16.4%
Consumer	2,808	0.1%	4,386	0.2%
Loans(1)	1,883,282	100.0%	1,957,442	100.0%
Allowance for loan losses	(22,254)		(22,569)
Net loans	$1,861,028	100.0%	$1,934,873	100.0%
(1)Loans held for investment includes net unearned fees of $1.7 million and $2.3 million and net unearned discounts of $1.4 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.

Total loans held for investment were $1.88 billion, or 82.2% of total assets, at March 31, 2024, a decrease of $74.2 million from $1.96 billion, or 82.9% of total assets, at December 31, 2023. The change during the three months ended March 31, 2024, was due primarily to originations of $28.9 million and net advances of $8.0 million, offset by payoffs and transfer to OREO of $98.3 million and $13.0 million, respectively.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $32.2 million to $1.60 billion at March 31, 2024. The decrease in loans secured by real estate was primarily driven by a $1.4 million decrease in construction and land development loans, and a $37.4 million decrease in multifamily residential loans, partially offset by a $5.5 million increase in 1-4 family residential loans, and $1.1 million increase in commercial real estate and other loans
Commercial and industrial loans were $279.8 million at March 31, 2024, a decrease of $40.4 million from $320.1 million at December 31, 2023. The decrease in commercial and industrial loans was primarily attributable to net paydowns of $4.8 million and payoffs of $39.4 million, partially offset by originations of $4.6 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at March 31, 2024:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$173,104	$63,816	$5,178	$—	$242,098
Real estate - other:
1-4 family residential	34,588	42,788	46,646	25,339	149,361
Multifamily residential	26,448	57,305	80,323	19,770	183,846
Commercial real estate and other	84,333	286,140	578,324	76,584	1,025,381
Commercial and industrial	135,054	95,119	49,611	4	279,788
Consumer	2,677	129	—	2	2,808
	$456,204	$545,297	$760,082	$121,699	$1,883,282

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at March 31, 2024:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$18,448	$50,546	$68,994
Real estate - other:
1-4 family residential	32,651	82,122	114,773
Multifamily residential	86,219	71,179	157,398
Commercial real estate and other	328,742	612,306	941,048
Commercial and industrial	64,781	79,953	144,734
Consumer	131	—	131
	$530,972	$896,106	$1,427,078
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 54.4% of our total loan portfolio, including loans held for sale, is comprised of commercial real estate loans as of March 31, 2024 as presented below:

(dollars in thousands)	March 31, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV [2]
Commercial real estate loans [1]:
Industrial	$294,700	28.8%	$1,675	52%
Office	177,100	17.3%	1,789	52%
Medical/dental office	36,000	3.5%	1,161	48%
Retail	127,500	12.5%	1,250	47%
Special purpose	123,800	12.1%	2,427	40%
Self storage	51,100	5.0%	8,511	46%

(dollars in thousands)	March 31, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV [2]
Restaurant	35,000	3.4%	1,458	44%
Other	178,600	17.4%	3,800	49%
Total	$1,023,800	100.0%	$1,910	49%
1.CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
2.Weighted average LTV is based on current loan balance as of March 31, 2024, and collateral value at origination or renewal.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of March 31, 2024:

	March 31, 2024
	Owner Occupied		Non-owner Occupied
Commercial real estate loans [1]:	Balance	% of Total	Balance	% of Total
Industrial	$179,400	47.1%	$115,300	17.9%
Office	49,000	12.9%	128,100	19.9%
Medical/dental office	27,400	7.2%	8,600	1.3%
Retail	28,400	7.5%	99,100	15.4%
Special purpose	61,100	16.0%	62,700	9.8%
Self storage	—	—%	51,100	7.9%
Restaurant	9,000	2.4%	26,000	4.0%
Other	26,700	6.9%	151,900	23.8%
Total	$381,000	100.0%	$642,800	100.0%
1.CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of March 31, 2024:

(dollars in thousands)	March 31, 2024	Weighted Average LTV [1]
Office loans:
Up to $500	$12,800	44%
More than $500 through $2,000	57,100	50%
More than $2,000 through $5,000	42,500	50%
More than $5,000 through $10,000	42,200	56%
More than $10,000 through $20,000	33,600	50%
Greater than $20,000	24,900	55%
Total	$213,100	51%
1.Weighted average LTV is based on current loan balance as of March 31, 2024, and collateral value at origination or renewal.

Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of March 31, 2024 and December 31, 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
March 31, 2024
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	6,153
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$6,153

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2023
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	13,004
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	19	—	—	19	—
Consumer	—	—	—	—	—
	$19	$—	$—	$19	$13,004
There were no past due loans still accruing at March 31, 2024. The $19 thousand 30-59 days past due loan was paid off during the three months ended March 31, 2024.
Total nonaccrual loans decreased during the three months ended March 31, 2024 to $6.2 million primarily due to the transfer of a nonaccrual multifamily loan with a net carrying value of $13.0 million to OREO, and the addition of a three-year multifamily bridge loan collateralized by an 8-unit multifamily apartment building located in Los Angeles, California, originated in May 2022 with an original loan-to-value of 75%, with a carrying value of $6.2 million, that was downgraded from a Pass risk rating to nonaccrual during the three months ended March 31, 2024. The property has one 10% owner and guarantor in common with the OREO multifamily property discussed later. Given the subject loan's relationship with the previously foreclosed OREO, the Company acted conservatively to downgrade the loan to nonaccrual when it was less than 90 days past due, at which time the borrower defaulted on the subject loan's collateral property taxes. A court appointed receiver was in place at the end of March 2024 and the Company is pressing forward with the foreclosure process.
The following table presents the risk categories for total loans by class of loans as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2024
Construction and land development	$231,580	$10,428	$90	$242,098
Real estate - other:
1-4 family residential	144,596	4,765	—	149,361

(dollars in thousands)	Pass	Special Mention	Substandard	Total
Multifamily residential	177,693	—	6,153	183,846
Commercial real estate and other	1,012,932	12,186	263	1,025,381
Commercial and industrial	262,783	12,212	4,793	279,788
Consumer	2,808	—	—	2,808
	$1,832,392	$39,591	$11,299	$1,883,282

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2023
Construction and land development	$243,429	$—	$92	$243,521
Real estate - other:
1-4 family residential	143,903	—	—	143,903
Multifamily residential	208,243	—	13,004	221,247
Commercial real estate and other	1,020,076	2,996	1,171	1,024,243
Commercial and industrial	314,907	—	5,235	320,142
Consumer	4,386	—	—	4,386
	$1,934,944	$2,996	$19,502	$1,957,442
Special mention loans increased by $36.6 million during the three months ended March 31, 2024 to $39.6 million at March 31, 2024 due mostly to a $10.4 million increase in special mention construction and land development loans, a $4.8 million increase in special mention 1-4 family residential loans, a $9.2 million increase in special mention commercial real estate loans, and $12.2 million increase in special mention commercial and industrial loans.
Substandard loans decreased by $8.2 million during the three months ended March 31, 2024 to $11.3 million at March 31, 2024 due mostly to the aforementioned multifamily nonaccrual loan transferred to OREO during the first quarter, and one commercial real estate loan of $906 thousand that was paid off, partially offset by a downgrade of a multifamily loan of $6.2 million.
There were no loans classified as doubtful or loss loans at March 31, 2024 and December 31, 2023.
Loan Modifications
We do not have any modifications of loans that were made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and March 31, 2023. There were no TDRs at March 31, 2024 and December 31, 2023.
Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:

(dollars in thousands)	March 31, 2024	December 31, 2023
1-4 family residential	—	—
Multifamily residential	6,153	13,004
Commercial real estate and other	—	—
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	6,153	13,004
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	6,153	13,004
Other real estate owned	13,114	—
Total nonperforming assets	$19,267	$13,004

Allowance for loan losses to total loans	1.18%	1.15%
Nonaccrual loans to total loans	0.33%	0.66%
Allowance for loan losses to nonaccrual loans	3.62x	1.74x
Nonperforming assets to total assets	0.84%	0.55%
At March 31, 2024, nonaccrual and nonperforming loans were $6.2 million, compared to $13.0 million at December 31, 2023. The decrease from December 31, 2023 was due primarily to the transfer of a nonaccrual loan with a net carrying value of $13.0 million to OREO, and the addition of the aforementioned multifamily loan with a carrying value of $6.2 million, that was downgraded from a Pass risk rating to nonaccrual during the three months ended March 31, 2024. We foreclosed on three multifamily properties in Santa Monica, California, and transferred them to OREO, net with their estimated fair value of $13.1 million during the three months ended March 31, 2024. At March 31, 2024, OREO, net was $13.1 million, compared to no OREO at December 31, 2023.
Allowance for Credit Losses
We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $5.5 million, which included $439 thousand to establish a reserve for unfunded commitments and a $3.9 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $1.6 million tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.
Our ACL is an estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Our ACL model incorporates assumptions for prepayment/curtailment rates with covering the period starting from December 2020 to estimate the ACL, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle.

Accrued interest receivable on loans receivable, net totaled $6.3 million and $6.4 million at March 31, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,569	$933	$23,502	$17,099	$1,310	$18,409
Adoption of ASU No. 2016-13 (1)	—	—	—	5,027	439	5,466
(Reversal of) provision for credit losses	(314)	(17)	(331)	278	(76)	202
Charge-offs	(1)	—	(1)	(27)	—	(27)
Recoveries	—	—	—	14	—	14
Net charge-offs	(1)	—	(1)	(13)	—	(13)
Balance, end of period	$22,254	$916	$23,170	$22,391	$1,673	$24,064
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

The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$2,133	12.9%	$2,032	12.4%
Real estate - other:
1-4 family residential	1,275	7.9%	1,195	7.4%
Multifamily residential	1,255	9.8%	1,449	11.3%
Commercial real estate and other	14,042	54.4%	13,636	52.3%
Commercial and industrial	3,538	14.9%	4,242	16.4%
Consumer	11	0.1%	15	0.2%
	$22,254	100.0%	$22,569	100.0%
The ALL was $22.3 million at March 31, 2024, compared to $22.6 million at December 31, 2023. The $315 thousand change in the ALL during the three months ended March 31, 2024 was driven by a number of factors, including decreases in net charge-offs, loans held for investment of $74.2 million and substandard accruing loans of $1.4 million, coupled with changes in the portfolio mix, and a change in the reasonable and supportable forecast, primarily related to the economic outlook for California and change and historical prepayment and curtailment rates analysis, partially offset by an increase in special mention loans of $36.6 million. We also updated qualitative risk factors based on the our judgment of our market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.

At March 31, 2024, our ratio of ALL to total loans held for investment was 1.18%, and increase from 1.15% at December 31, 2023.
We evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics. At March 31, 2024, we used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The economic forecasts released by Moody’s Analytics during the fourth week of March 2024. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by us when determining the scenario weighting. At March 31, 2024 as compared to December 31, 2023, the Moody’s economic forecast suggested a minimal change in the interest-rate forecasts, the national unemployment rate and the national gross domestic product forecast based on the current economic data, which included the impact of the ongoing inflationary pressures throughout the U.S. economy, general uncertainty concerning future economic conditions, the potential for recessionary conditions, political uncertainty, geopolitical instability, and the financial system turmoil and related governmental and other reactions to the rising interest rate environment. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening. This resulted in no change in Moody’s expectation that the Federal Reserve’s first rate cut would take place in the second quarter of 2024, and that a Fed funds rate of 5.25% combined with continued reductions in the Federal Reserve’s balance sheet will be sufficient to slow the economy and bring inflation back to the Federal Reserve’s target rate of 2% without tipping the economy into recession. Moody’s expectation is for the unemployment rate to edge slightly higher, reaching 4% by the end of 2024 before peaking just above that in mid-2025. These forecasts suggested little change from the December 2023 forecasts in their national outlook. Their outlook for Gross Domestic Product (“GDP”) growth rate was improved to 2.5% in 2024 and 1.5% in 2025. This is consistent with the Federal Reserve’s outlook for GDP growth of 2.1% in 2024, and consistent with the Conference Board’s forecast for GDP growth of 2.1% in 2024 and 1.5% in 2025.
Moody’s economic forecasts for California are marginally more pessimistic than the December 2023 forecasts, especially in unemployment rate and state GDP. Moody’s baseline forecast suggested unemployment rate and GDP for California will peak in the second quarter of 2024 at 5.13% and 2.53%, respectively, with those numbers dropping to 4.96% and 0.98%, respectively, in the first quarter of 2025. Moody’s downside scenario suggested the unemployment of 5.90% in the second quarter of 2024, peaking at 7.39% in the first quarter of
2025, with GDP of 2.19% in the second quarter of 2024, troughing at -0.85% in the first quarter of 2025, for an average of 0.27% for the year. The pessimistic changes in key economic forecasts for California would have a negative impact to the Company ACL. During the first quarter of 2024, the Company updated its historical prepayment and curtailment rates analysis, and they increased slightly due to higher payoffs and paydowns.
During the three months ended March 31, 2024, changes in loan volume/mix and qualitative risk factors decreased the ACL by approximately $712 thousand, changes in projected loss drivers and prepayment/ curtailment rates assumptions increased the ACL by approximately $200 thousand, and changes in classified loans increased the ACL by approximately $198 thousand. Net charge-offs during the period were $1 thousand.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $3.4 million, or an additional 18 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2024.

The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	(Charge-off) Recovery Ratio
Construction and land development	$—	$240,693	—%	$—	$219,372	—%
Real estate - other:
1-4 family residential	(1)	141,394	—%	(12)	137,367	(0.03)%
Multifamily residential	—	217,560	—%	—	231,923	—%
Commercial real estate and other	—	1,017,551	—%	—	986,068	—%
Commercial and industrial	—	289,574	—%	(1)	317,452	—%
Consumer	—	2,499	—%	—	2,052	—%
	$(1)	$1,909,271	—%	$(13)	$1,894,234	—%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $916 thousand and $933 thousand at March 31, 2024 and December 31, 2023, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $17 thousand reversal of provision for credit losses on unfunded loan commitments from lower unfunded loan commitment balances at March 31, 2024. Total unfunded loan commitments decreased $22.4 million to $388.4 million at March 31, 2024, from $410.8 million at December 31, 2023.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $63.6 million and $58.8 million at March 31, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $40.4 million at March 31, 2024 and $35.4 million at December 31, 2023 for which there was a related servicing asset of $624 thousand and $546 thousand, respectively. The fair value of the servicing asset approximated its carrying value at March 31, 2024 and December 31, 2023. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 18.9%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 included a weighted average discount rate of 16.1% and a weighted average prepayment speed assumption of 19.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at March 31, 2024 and December 31, 2023.

Core deposit intangibles totaled $1.1 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively. The $65 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At March 31, 2024, core deposit intangibles had a weighted average remaining amortization period of 5.9 years.
Refer to Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$651,991	33.8%	0.0%	$675,098	34.7%	0.0%
Interest-bearing NOW accounts (2)	358,598	18.6%	2.4%	381,943	19.7%	2.1%
Money market and savings accounts (3)	661,835	34.2%	3.0%	636,685	32.8%	2.9%
Time deposits	144,401	7.5%	4.7%	142,005	7.3%	4.5%
Broker time deposits	$113,719	5.9%	5.0%	$107,825	5.5%	4.6%
Total deposits	$1,930,544	100.0%	2.1%	$1,943,556	100.0%	1.9%
(1) Weighted average interest rates at March 31, 2024 and December 31, 2023.
(2) Included ICS products of $241.7 million and $265.8 million at March 31, 2024 and December 31, 2023, respectively.
(3) Included ICS products of $3.6 million and $8.3 million at March 31, 2024 and December 31, 2023, respectively.
We offer our depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product decreased to $245.3 million, or 12.7% of total deposits at March 31, 2024, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023.
Total deposits were $1.93 billion at March 31, 2024, a decrease of $13.0 million from $1.94 billion at December 31, 2023. The decrease in total deposits was primarily driven by a $28.7 million decrease in ICS deposits, and a $23.1 million decrease in noninterest-bearing demand deposits, partially offset by a $29.8 million increase in money market and savings accounts, excluding ICS, and a $5.9 million increase in brokered time deposits, a $701 thousand increase in interest-bearing NOW accounts, excluding ICS, and a $2.4 million increase in time deposits.
At March 31, 2024, noninterest-bearing demand deposits totaled $652.0 million and represented 33.8% of total deposits, compared to $675.1 million or 34.7% at December 31, 2023. At March 31, 2024 and December 31, 2023, total deposits exceeding FDIC deposit insured limits were $833.5 million, or 43% of total deposits and $816.6 million, or 42% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$661,265	—%	$915,160	—%
Interest-bearing NOW accounts	359,784	2.29%	206,785	0.62%
Money market and savings accounts	648,640	2.93%	685,368	1.53%
Time deposits	255,474	4.76%	152,613	2.59%
Total deposits	$1,925,163	2.05%	$1,959,926	0.80%
The increase in the weighted average rate on deposits was primarily due to repricing deposits in the higher interest rate environment and peer bank deposit competition during the three months ended March 31, 2024. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC has raised the target Fed funds rate by 525 basis points.
The following table sets forth the maturities of time deposits at March 31, 2024:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$95,099	$5,855	$17,000	$14,180	$132,134
Time deposits in amounts over $250,000	76,912	25,060	22,237	1,777	125,986
Total time deposits	$172,011	$30,915	$39,237	$15,957	$258,120
Borrowings
Total borrowings decreased $58.0 million to $44.9 million at March 31, 2024 from $102.9 million at December 31, 2023. The decrease was attributable to a $58.0 million decrease in FHLB overnight borrowings (refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of or for the three months ended March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
FHLB Advances
Outstanding balance	$27,000	$85,000
Weighted average interest rate, end of period	5.69%	5.70%
Average balance outstanding during the quarter	$50,593	$56,380
Weighted average interest rate during the quarter	5.63%	5.64%
Maximum amount outstanding at any month-end during the quarter	$70,000	$85,000
Subordinated Notes
Outstanding balance	$17,889	$17,865
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding during the quarter(1)	$17,878	$17,854
Weighted average interest rate during the quarter(2)	6.10%	6.02%
Maximum amount outstanding at any month-end during the quarter	$17,889	$17,865

(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $292.5 million at March 31, 2024, compared to $288.2 million at December 31, 2023. The $4.3 million increase between periods was primarily due to net income of $4.9 million, stock-based compensation expense of $895 thousand, the repurchase of shares in settlement of restricted stock units of $509 thousand, and increase in net of tax of unrealized losses on debt securities available-for-sale of $1.7 million.
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
There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2024.
Tangible book value per common share at March 31, 2024 was $13.69, compared with $13.56 at December 31, 2023. The $0.13 increase in tangible book value per common share during the three months ended March 31, 2024 was primarily the result of net income generated and the impact of share-based compensation expense, partially offset by other comprehensive losses related to changes in unrealized losses, net of taxes on available-for-sale securities. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 12.03% and 14.12%, respectively, at March 31, 2024.

Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 11.0% at March 31, 2024 and 11.1% at December 31, 2023. During the three months ended March 31, 2024, we deployed our excess liquidity into repaying a portion of the high cost FHLB overnight advances.
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
At March 31, 2024, we had a secured line of credit of $499.3 million from the FHLB, of which $395.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2024, we had pledged qualifying loans with an unpaid principal balance of $882.9 million for this line. In addition, at March 31, 2024, we used $77.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. We had an overnight borrowing of $27.0 million at March 31, 2024.
At March 31, 2024, we had credit availability of $125.4 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2024, we had pledged our held-to-maturity debt securities with an amortized cost of $53.5 million, and qualifying loans with an unpaid principal balance of $97.8 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at March 31, 2024 and December 31, 2023.
We have three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2024 and December 31, 2023.
Southern California Bancorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2024 and December 31, 2023, were $111 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At March 31, 2024, we were in compliance with all covenants and terms of the Notes.
At March 31, 2024, consolidated cash and cash equivalents totaled $86.5 million, a decrease of $251 thousand from $86.8 million at December 31, 2023. The decrease in cash and cash equivalents is the result of $8.1 million in net cash provided by operating cash flows, $62.5 million net cash provided by investing cash flows and $70.8 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for loan losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $8.1 million for the three months ended March 31, 2024, compared to $18.3 million for the same 2023 period. The $10.2 million decrease was primarily due to a decrease in net income generated during the three months ended March 31, 2024 and a $4.3 million decrease in net cash provided by sales of loans held for sale, net of originations.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash used for business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $62.5 million for the year ended March 31, 2024, compared to net cash used in investing activities $6.5 million for the same 2023 period. The $69.0 million decrease in cash provided by investing activities was primarily due to a decrease in net loan fundings of $57.5 million, and a decrease in net investment securities purchased of $11.5 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $70.8 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $3.6 million for the same 2023 period. The $74.5 million decrease in financing cash flows was primarily due to an $8.0 million increase in net repayment activity on FHLB advances, coupled with a $67.0 million net decrease in deposit cash flows.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2024.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of March 31, 2024:

(Dollars in thousands)	One Year of Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$199,520	$105,603	$20,891	$58,621	$384,635
Letters of credit issued to customers	3,764	40	—	—	3,804
Total commitments	$203,284	$105,643	$20,891	$58,621	$388,439

FHLB advances	$27,000	$—	$—	$—	$27,000
Subordinated notes	—	—	—	17,889	17,889
Certificates of deposit	242,163	15,761	196	—	258,120
Lease obligations	2,081	4,067	3,536	1,756	11,440
Total contractual obligations	$271,244	$19,828	$3,732	$19,645	$314,449
At March 31, 2024 and December 31, 2023, we also had unfunded commitments of $3.2 million and $3.2 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 18,527,178 have been issued as of March 31, 2024. We are also authorized to issue

50,000,000 shares of preferred stock, of which none have been issued as of March 31, 2024. On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares.
As of March 31, 2024 and December 31, 2023, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level.
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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of March 31, 2024 and December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since March 31, 2024. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total Capital (to Risk-Weighted Assets)	$294,620	14.12%	$166,873	8.0%	$208,592	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	274,183	13.14%	125,155	6.0%	166,873	8.0%
CET1 Capital (to Risk-Weighted Assets)	274,183	13.14%	93,866	4.5%	135,584	6.5%
Tier 1 Capital (to Average Assets)	274,183	12.03%	91,196	4.0%	113,995	5.0%

As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%
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
The Bank did not pay dividends to the Company during the three months ended March 31, 2024 and 2023.
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
During the three months ended March 31, 2024 and 2023, there were no dividends declared to shareholders by the Company.

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
•Yield curve risk — changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk — changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate, Constant Maturity Treasury Rates (“CMT”).

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at March 31, 2024 and December 31, 2023:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
March 31, 2024
+300bps	$333.2	$23.5	7.6%	$84.4	$0.6	0.7%
+200bps	328.5	18.8	6.1%	84.8	0.9	1.1%
+100bps	321.1	11.4	3.7%	84.6	0.7	0.9%
Base case	309.7			83.9
-100bps	293.0	(16.7)	(5.4)%	80.9	(3.0)	(3.6)%
-200bps	267.7	(42.0)	(13.6)%	79.5	(4.4)	(5.2)%

December 31, 2023
+300bps	$359.1	$37.1	11.5%	$86.9	$(0.4)	(0.4)%
+200bps	351.1	29.1	9.0%	87.6	0.3	0.3%
+100bps	339.5	17.5	5.4%	87.7	0.4	0.5%
Base case	322.0			87.3
-100bps	295.4	(26.6)	(8.3)%	84.4	(2.9)	(3.3)%
-200bps	252.8	(69.2)	(21.5)%	83.1	(4.2)	(4.8)%
The modeled NII results at March 31, 2024 and December 31, 2023 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment at March 31, 2024, our NII results indicated there would be a modest increase in the net interest income in all scenarios, compared to an increase in the net interest income in the +100 and +200 rate shock scenarios, and a slight decrease in the net interest income in the +300 rate shock scenario at December 31, 2023. The changes in NII in a rising rate environment are primarily attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing liquidity and deposit pressures in the banking industry.
The modeled EVE results at March 31, 2024 and December 31, 2023 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
The projected changes are forecasts based on estimates of historical behavior and assumptions that may change over time and may turn out to be different. Factors affecting our estimates and assumptions include, but are not limited to, competitor behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve, customer behavior and our management’s responses. Changes that vary significantly from our assumptions and estimates significantly affect our earnings and EVE.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes to the Company’s risk factors described under Item 1A. “Risk Factors” disclosed in Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2024.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
January 1 - 31, 2024	—	$—	—	550,000
February 1 - 29, 2024	—	$—	—	550,000
March 1 - 31, 2024	—	$—	—	550,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.
Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Articles of Incorporation of Southern California Bancorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
3.2
Certificate of Amendment of Articles of Incorporation of Southern California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2023)

3.3	Bylaws of Southern California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
10.1
Employment Agreement by and among David Rainer, Southern California Bancorp and Bank of Southern California, N.A. dated as of January 30, 2024(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

10.2
Employment Agreement by and among Steven Shelton, Southern California Bancorp and Bank of Southern California, N.A. dated as of January 30, 2024(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

10.3
Termination and Waiver Agreement by and among Thomas A. Sa, Southern California Bancorp and Bank of Southern California, N.A. dated as of January 30, 2024(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA BANCORP

Date: May 8, 2024	/s/ David I. Rainer
David I. Rainer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)