Form 10-Q
period 2024-06-30
California BanCorp \ CA
filed 2024-08-12
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or

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

Southern California Bancorp
(Former name or former address, if changed since last report.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2024, the registrant had 18,547,352 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
JUNE 30, 2024

Cautionary Note Regarding Forward-Looking Statements
In this quarterly report on Form 10-Q, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to California BanCorp, formerly known as Southern California Bancorp, and California Bank of Commerce, N.A., formerly know as Bank of Southern California, N.A. collectively and on a consolidated basis. The words “Southern California Bancorp,” “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
The statements in this quarterly report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, statements made about the Company’s prospects and results following the merger of the former California BanCorp into the Company and the merger of California Bank of Commerce into the Bank on July 31, 2024 (collectively, the “Merger”, as well as forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
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
•our ability to manage our liquidity;
•business and economic conditions nationally, regionally and in our target markets, particularly in California, which are the principal areas in which we operate;
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
•concentration of our business activities within the geographic area of Southern and Northern California;
•credit risks in our loan portfolio, the adequacy of our reserves for credit losses and the appropriateness of our methodology for calculating such allowance for credit losses;
•the impacts of pandemics, natural disasters, including earthquakes, floods, droughts, and fires, particularly in Southern and Northern California;
•our ability to manage a contracting balance sheet or revenue consideration;

•our ability to retain deposits during the integration and conversion activities related to the Merger;
•the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas we do business;
•    potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger and the integration of the two companies and banks;
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$29,153	$33,008
Federal funds and interest-bearing balances	75,580	53,785
Total cash and cash equivalents	104,733	86,793
Debt securities available-for-sale, at fair value (amortized cost of $132,862 and $136,366 at June 30, 2024 and December 31, 2023)	123,653	130,035
Debt securities held-to-maturity, at amortized cost (fair value of $48,476 and $50,432 at June 30, 2024 and December 31, 2023)	53,449	53,616
Loans held for sale, at lower of cost or fair value	6,982	7,349
Loans held for investment	1,877,617	1,957,442
Allowance for credit losses on loans	(23,788)	(22,569)
Loans held for investment, net	1,853,829	1,934,873
Restricted stock, at cost	16,898	16,055
Premises and equipment, net	12,741	13,270
Right-of-use asset	8,298	9,291
Goodwill	37,803	37,803
Core deposit intangible, net	1,065	1,195
Bank owned life insurance	39,445	38,918
Deferred taxes, net	11,080	11,137
Accrued interest receivable and other assets	23,717	19,917
Total assets	$2,293,693	$2,360,252
LIABILITIES
Noninterest-bearing demand	$666,606	$675,098
Interest-bearing NOW accounts	355,994	381,943
Money market and savings accounts	660,808	636,685
Time deposits	252,454	249,830
Total deposits	1,935,862	1,943,556
Borrowings	42,913	102,865
Operating lease liability	10,931	12,117
Accrued interest payable and other liabilities	10,768	13,562
Total liabilities	2,000,474	2,072,100
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 18,547,352 and 18,369,115 at June 30, 2024 and December 31, 2023	224,006	222,036
Retained earnings	75,700	70,575
Accumulated other comprehensive loss - net of taxes	(6,487)	(4,459)
Total shareholders’ equity	293,219	288,152
Total liabilities and shareholders’ equity	$2,293,693	$2,360,252
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,057	$27,987	$57,641	$55,006
Interest on debt securities	1,229	833	2,442	1,564
Interest on tax-exempted debt securities	306	456	612	943
Interest on deposits at other financial institutions	899	765	1,749	1,509
Interest and dividends on other interest-earning assets	358	219	669	447
Total interest and dividend income	31,849	30,260	63,113	59,469
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	7,039	4,730	13,809	7,633
Interest on time deposits	3,145	1,531	6,166	2,506
Interest on borrowings	658	573	1,637	1,012
Total interest expense	10,842	6,834	21,612	11,151
Net interest income	21,007	23,426	41,501	48,318
Provision for (reversal of) credit losses	2,893	(15)	2,562	187
Net interest income after provision for (reversal of) credit losses	18,114	23,441	38,939	48,131
NONINTEREST INCOME
Service charges and fees on deposit accounts	378	333	740	595
Interchange and ATM income	190	197	353	374
Gain on sale of loans	—	77	415	885
Income from bank owned life insurance	266	232	527	455
Servicing and related (expense) income on loans, net	(5)	87	68	162
Gain on sale of available-for-sale debt securities	—	34	—	34
Loss on sale and disposal of fixed assets	(19)	—	(19)	—
Other charges and fees	359	136	498	161
Total noninterest income	1,169	1,096	2,582	2,666
NONINTEREST EXPENSE
Salaries and employee benefits	8,776	9,674	18,386	19,915
Occupancy and equipment	1,445	1,527	2,897	2,974
Data processing and communications	1,186	1,176	2,336	2,232
Legal, audit and professional	557	667	1,073	1,452
Regulatory assessments	347	367	734	819
Director and shareholder expenses	229	214	432	427
Merger and related expenses	491	—	1,040	—
Core deposit intangible amortization	65	90	130	181
Other real estate owned expenses	4,935	—	5,023	—
Other expenses	974	892	1,935	1,626
Total noninterest expense	19,005	14,607	33,986	29,626
Income before income taxes	278	9,930	7,535	21,171
Income tax expense	88	3,212	2,410	6,229
Net income	$190	$6,718	$5,125	$14,942
Earnings per share:
Basic	$0.01	$0.37	$0.28	$0.82
Diluted	$0.01	$0.36	$0.27	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$190	$6,718	$5,125	$14,942

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale:
Change in net unrealized loss	(493)	(2,168)	(2,878)	(208)
Reclassification of gain recognized in net income	—	(34)	—	(34)
	(493)	(2,202)	(2,878)	(242)
Income tax benefit:
Change in net unrealized loss	(145)	(641)	(850)	(113)
Reclassification of gain recognized in net income	—	(10)	—	(10)
	(145)	(651)	(850)	(123)
Total other comprehensive loss, net of tax	(348)	(1,551)	(2,028)	(119)
Total comprehensive (loss) income, net of tax	$(158)	$5,167	$3,097	$14,823

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2024:
Balance at March 31, 2024	18,527,178	$223,128	$75,510	$(6,139)	$292,499
Stock-based compensation	—	996	—	—	996
Restricted stock units vested	28,704	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(8,530)	(118)	—	—	(118)
Net income	—	—	190	—	190
Other comprehensive loss	—	—	—	(348)	(348)
Balance at June 30, 2024	18,547,352	$224,006	$75,700	$(6,487)	$293,219

Six months ended June 30, 2024:
Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
Stock-based compensation	—	1,891	—	—	1,891
Stock options exercised	81,400	706	—	—	706
Restricted stock units vested	138,788	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(41,951)	(627)	—	—	(627)
Net income	—	—	5,125	—	5,125
Other comprehensive loss	—	—	—	(2,028)	(2,028)
Balance at June 30, 2024	18,547,352	$224,006	$75,700	$(6,487)	$293,219

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2023:
Balance at March 31, 2023	18,271,194	$219,659	$52,889	$(5,009)	$267,539
Stock-based compensation	—	1,085	—	—	1,085
Stock options exercised	4,000	26	—	—	26
Restricted stock units vested	26,075	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(4,904)	(68)	—	—	(68)
Net income	—	—	6,718	—	6,718
Other comprehensive loss	—	—	—	(1,551)	(1,551)
Balance at June 30, 2023	18,296,365	$220,702	$59,607	$(6,560)	$273,749

Six months ended June 30, 2023:
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	$218,280	$44,665	$(6,441)	$256,504
Stock-based compensation	—	2,771	—	—	2,771
Stock options exercised	10,950	93	—	—	93
Restricted stock units vested	373,172	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(28,040)	(442)	—	—	(442)
Net income	—	—	14,942	—	14,942
Other comprehensive loss	—	—	—	(119)	(119)
Balance at June 30, 2023	18,296,365	$220,702	$59,607	$(6,560)	$273,749

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2024 and 2023
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$5,125	$14,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	738	801
Core deposit intangible amortization	130	181
Amortization of (discounts) premiums of debt securities	(274)	235
Gain on sale of loans	(415)	(885)
Loss on sale and disposal of fixed assets	19	—
Loans originated for sale	(5,956)	(2,954)
Proceeds from sales of and principal collected on loans held for sale	6,778	11,887
Provision for credit losses	2,562	187
Deferred income tax expense	907	770
Stock-based compensation	1,891	2,771
Increase in cash surrender value of bank owned life insurance	(527)	(455)
Gain on sale of available-for-sale debt securities	—	(34)
Loss on sale of other real estate owned	4,783	—
Accretion of net discounts and deferred loan fees	(990)	(922)
Net decrease (increase) in other items	(6,409)	3,899
Net cash provided by operating activities	8,362	30,423

INVESTING ACTIVITIES
Proceeds from sale of debt securities available for sale	—	17,307
Proceeds from maturities and paydowns of debt securities available for sale	5,983	4,029
Purchases of debt securities available for sale	(2,041)	(28,736)
Net change in stock investments	(1,046)	(3,530)
Net repayment (funding) of loans	65,750	(15,028)
Proceeds from sale of loans held for investment	456	50
Proceeds from sale of other real estate owned	8,327	—
Purchases of premises and equipment	(227)	(283)
Net cash provided by (used in) investing activities	77,202	(26,191)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(7,703)	48,984
Proceeds from Federal Home Loan Bank advances	—	15,000
Repayment of Federal Home Loan Bank advances	(60,000)	(50,000)
Proceeds from exercise of stock options	706	93
Repurchase of common shares	(627)	(442)
Net cash (used in) provided by financing activities	(67,624)	13,635

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended June 30, 2024 and 2023
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net change in cash and cash equivalents	17,940	17,867
Cash and cash equivalents at beginning of period	86,793	86,760
Cash and cash equivalents at end of period	$104,733	$104,627

Supplemental Disclosures of Cash Flow Information:
Interest paid	$20,763	$11,020
Taxes paid	4,510	—
Lease liability arising from obtaining right-of-use assets	105	405
Loans transferred to other real estate owned	13,004	—
Net impact of adoption of ASU 2016-13 on retained earnings	—	3,851

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
California BanCorp (formerly Southern California Bancorp) is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. (formerly Bank of Southern California, N.A.) under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the California BanCorp (formerly Southern California Bancorp) completed a reorganization whereby California Bank of Commerce, N.A. became a wholly-owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010. Bank of Southern California, N.A. and to California Bank of Commerce, N.A. on July 31, 2024. California Bank of Commerce, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to the new California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 14 branch offices serving Southern and Northern California. Many of the banking offices have been acquired through a number of acquisitions.
On May 11, 2023, our common stock became listed on the Nasdaq Capital Market under the symbol BCAL. Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.

Merger with California Bancorp
On January 30, 2024, the Southern California Bancorp announced the execution of a definitive merger agreement with the former California BanCorp, the holding company for California Bank of Commerce, pursuant to which the former California BanCorp would merge into Southern California Bancorp in an all-stock merger. The merger received all required regulatory on May 13, 2024, shareholder approvals on July 17, 2024 and closed on July 31, 2024. Shareholders of Southern California Bancorp also approved a change of the Company’s name from Southern California Bancorp to California BanCorp. Refer to Note 15 - Subsequent Events for additional information. The new California BanCorp retains the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recently Adopted Accounting Guidance
On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under the CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses. If the measurement indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. The Company elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
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
At adoption of CECL and continuing through June 30, 2024, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 2 – Investment Securities, for more information.
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

On January 1, 2024, the Company adopted ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This standard requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years. The Company did not have any such common control leases, so adoption of this standard had no impact to the consolidated financial statements.
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
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation and is updated each period to reflect management’s expectations of CECL as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the provision for (reversal of) credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
Allowance for Credit Losses — Available-for-Sale Debt Securities
For available-for-sale debt securities, the Company evaluates, on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the provision for (reversal of) credit losses in the consolidated statements of income. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.
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
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in provision for (reversal of) credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The Company measures the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which is then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level.
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

Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for (reversal of) credit losses in the consolidated statements of income and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

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
GAAP requires that certain types of modifications be reported, which consist of (1) principal forgiveness; (2) interest rate reduction; (3) other-than-insignificant payment delay; (4) term extension; and any combination of the above. Since adoption of ASU 2022-02 on January 1, 2023, the Company did not have any loan modifications under ASU 2022-02. At June 30, 2024 and December 31, 2023, the Company did not have any loans that have been modified and classified as TDRs under previous GAAP.

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
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” to require, among other things, that a public entity that has a single reportable segment provide enhanced disclosures about significant segment expenses. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company has a single reportable segment and continues to assess ASU 2023-07 and its impact on its accounting and disclosures.
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
NOTE 2 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Taxable municipals	$552	$—	$(93)	$459
Tax exempt bank-qualified municipals	52,897	—	(4,880)	48,017
	$53,449	$—	$(4,973)	$48,476

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$76,502	$160	$(4,585)	$72,077
SBA securities	5,229	6	(106)	5,129
U.S. Treasury	2,733	—	(360)	2,373
U.S. Agency	2,000	—	(337)	1,663
Collateralized mortgage obligations	44,040	13	(3,877)	40,176
Taxable municipals	1,528	—	(101)	1,427
Tax exempt bank-qualified municipals	830	—	(22)	808
	$132,862	$179	$(9,388)	$123,653

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

During the three and six months ended June 30, 2024 and 2023, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $775 thousand and $788 thousand at June 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At June 30, 2024, held-to-maturity debt securities with an amortized cost of $53.4 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured line of credit of $45.3 million. There were $53.6 million held-to-maturity debt securities pledged to the Federal Reserve as collateral for a secured line of credit of $47.3 million at December 31, 2023. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of June 30, 2024 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2024
Due in one year or less	$—	$—	$520	$518
Due after one year through five years	—	—	10,474	9,270
Due after five years through ten years	21,202	19,405	17,406	15,816
Due after ten years	32,247	29,071	104,462	98,049
	$53,449	$48,476	$132,862	$123,653
Realized Gains and Losses
The following table presents gross realized gains and losses, and related proceeds, for sales and calls of available-for-sale debt securities for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross gains on sales and calls	$—	$181	$—	$181
Gross losses on sales and calls	—	(147)	—	(147)
Gain on sale of available-for-sale debt securities	—	34	—	34
Proceeds from sales and calls	$—	$17,307	$—	$17,312

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
June 30, 2024:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,081)	$38,482	$(3,504)	$27,192	$(4,585)	$65,674
SBA securities	—	175	(106)	3,393	(106)	3,568
U.S. Treasury	—	—	(360)	2,373	(360)	2,373
U.S. Agency	—	—	(337)	1,663	(337)	1,663
Collateralized mortgage obligations	(250)	3,429	(3,627)	33,570	(3,877)	36,999
Taxable municipals	—	—	(101)	927	(101)	927
Tax exempt bank-qualified municipals	—	—	(22)	808	(22)	808
	$(1,331)	$42,086	$(8,057)	$69,926	$(9,388)	$112,012
December 31, 2023:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(160)	$23,738	$(3,068)	$20,951	$(3,228)	$44,689
SBA securities	(8)	2,193	(101)	1,790	(109)	3,983
U.S. Treasury	—	—	(343)	2,417	(343)	2,417
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(311)	15,684	(2,691)	23,360	(3,002)	39,044
Taxable municipals	—	—	(107)	921	(107)	921
Tax exempt bank-qualified municipals	—	—	(21)	810	(21)	810
	$(479)	$41,615	$(6,661)	$51,919	$(7,140)	$93,534

As of June 30, 2024, the Company had a total of 84 available-for-sale debt securities in a gross unrealized loss position totaling $9.4 million, consisting of 68 securities with total gross unrealized losses of $8.1 million that had been in a continual loss position for twelve months and longer. As of December 31, 2023, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $7.1 million, consisting of 58 securities with total gross unrealized losses of $6.7 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At June 30, 2024, the Company had a net unrealized loss on available-for-sale debt securities of $9.2 million, or $6.5 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $6.3 million, or $4.5 million net of tax in accumulated other comprehensive loss, at December 31, 2023.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At June 30, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $808 thousand, respectively. At June 30, 2024, all of these securities were rated AA and above. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand at December 31, 2023.
At June 30, 2024, 61 held-to-maturity debt securities with fair values totaling $48.5 million had gross unrealized losses totaling $5.0 million, compared to 58 held-to-maturity debt securities with fair values totaling $48.3 million had gross unrealized losses totaling $3.2 million at December 31, 2023. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At June 30, 2024 and December 31, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $45.2 million and $47.0 million, respectively and rated AA- totaled $3.2 million and $3.4 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at June 30, 2024 and 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023.

Restricted Stock
As a member of the Federal Reserve System, the Company must hold stock of the Federal Reserve in an amount equal to 3% of the Company’s common stock and additional paid-in capital. In addition, as a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own stock of the FHLB based on the Company’s outstanding mortgage assets and outstanding advances from the FHLB.
The table below summarizes the Company’s restricted stock investments at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Federal Reserve Bank	$7,453	$7,430
Federal Home Loan Bank	9,445	8,625
	$16,898	$16,055

During the three and six months ended June 30, 2024, the Company purchased $12 thousand and $23 thousand, respectively, of Federal Reserve stock, and there were $820 thousand and $820 thousand, respectively, of purchases of FHLB stock.
During the three and six months ended June 30, 2023, the Company purchased $40 thousand and $54 thousand of Federal Reserve stock, respectively, and purchased $1.4 million and $1.4 million, respectively, of FHLB stock.
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $351 thousand at June 30, 2024 and December 31, 2023. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and six months ended June 30, 2024 and 2023, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and an investment in a technology venture capital fund focused on the intersection of fintech and community banking. At June 30, 2024 and December 31, 2023, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $7.2 million and $7.0 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three and six months ended June 30, 2024, the Company made $170 thousand and $97 thousand, respectively, of net capital contributions to these equity investments. During the three and six months ended June 30, 2023, the Company made $1.5 million and $2.1 million, respectively, of net capital contributions to these equity investments. At June 30, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and six months ended June 30, 2024 and 2023, there were no losses recognized related to changes in the fair value.
The Company has also invested in a limited partnership that operates affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. This tax credit investment is reported in accrued interest receivable and other assets in the consolidated balance sheets, and is recorded net of accumulated amortization, using the proportional amortization method. The aggregate funding commitment for this investment was $2.0 million at June 30, 2024 and December 31, 2023. The unfunded portion of this investment totaled $1.4 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets. The following table presents activity in qualifying low income housing projects for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Proportional amortization	$(15)	$—	$(51)	$—
Tax credits	87	—	136	—
Contributions	155	—	155	—

At June 30, 2024 and December 31, 2023, the Company evaluated the carrying value of this tax credit equity investment and determined it was not impaired, and no loss was recognized related to changes in the fair value.
NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern and Northern California markets effective July 31, 2024. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 85% and 83% of total loans at June 30, 2024 and December 31, 2023, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s loan portfolio at June 30, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Construction and land development	$205,072	$243,521
Real estate - other:
1-4 family residential	157,323	143,903
Multifamily residential	187,960	221,247
Commercial real estate and other	1,043,662	1,024,243
Commercial and industrial	283,203	320,142
Consumer	397	4,386
Loans held for investment (1)	1,877,617	1,957,442
Allowance for credit losses	(23,788)	(22,569)
Loans held for investment, net	$1,853,829	$1,934,873
(1)Loans held for investment includes net unearned fees of $1.7 million and $2.3 million and net unearned discounts of $1.3 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively.

The Company has pledged $1.36 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $855.1 million was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $115.7 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of June 30, 2024. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At June 30, 2024 and December 31, 2023, the Company had loans held for sale, consisting primarily of SBA 7(a) loans totaling $7.0 million and $7.3 million, respectively. The Company accounts for loans held for sale at the lower of carrying value or fair value. At June 30, 2024 and December 31, 2023, the fair value of loans held for sale totaled $7.5 million and $7.8 million, respectively.

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

The risk category of loans by class of loans and origination year as of June 30, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
Construction and land development
Pass	$—	$27,832	$101,883	$47,522	$16,189	$945	$—	$—	$194,371
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	10,614	—	—	87	—	—	10,701
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	—	27,832	112,497	47,522	16,189	1,032	—	—	205,072
Real estate - other:
1-4 family residential
Pass	1,430	23,623	33,534	18,083	6,786	17,758	52,365	—	153,579
Special mention	—	—	—	—	—	849	—	—	849
Substandard	—	—	2,895	—	—	—	—	—	2,895
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	1,430	23,623	36,429	18,083	6,786	18,607	52,365	—	157,323
Multifamily residential
Pass	—	18,809	57,397	66,318	5,430	35,310	—	—	183,264
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,696	—	—	—	—	—	4,696
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	—	18,809	62,093	66,318	5,430	35,310	—	—	187,960

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
Commercial real estate and other
Pass	38,656	67,225	305,860	282,866	51,336	236,510	48,323	—	1,030,776
Special mention	—	—	3,832	1,159	2,286	3,903	946	498	12,624
Substandard	—	—	—	—	—	262	—	—	262
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	38,656	67,225	309,692	284,025	53,622	240,675	49,269	498	1,043,662
Commercial and industrial
Pass	15,584	24,522	47,398	9,610	5,459	17,888	143,828	—	264,289
Special mention	—	—	—	1,363	—	1,203	11,822	—	14,388
Substandard	—	—	335	52	—	1,218	2,921	—	4,526
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	15,584	24,522	47,733	11,025	5,459	20,309	158,571	—	283,203
Consumer
Pass	265	—	—	30	—	10	92	—	397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	265	—	—	30	—	10	92	—	397
Total loans	$55,935	$162,011	$568,444	$427,003	$87,486	$315,943	$260,297	$498	$1,877,617

Total by risk rating:
Pass	$55,935	$162,011	$546,072	$424,429	$85,200	$308,421	$244,608	$—	$1,826,676
Special mention	—	—	3,832	2,522	2,286	5,955	12,768	498	27,861
Substandard	—	—	18,540	52	—	1,567	2,921	—	23,080
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$55,935	$162,011	$568,444	$427,003	$87,486	$315,943	$260,297	$498	$1,877,617

The risk category of loans by class of loans and origination year as of December 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Construction and land development
Pass	$25,113	$127,496	$71,199	$17,022	$2,071	$528	$—	$—	$243,429
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,113	127,496	71,199	17,022	2,071	620	—	—	243,521
Real estate - other:
1-4 family residential
Pass	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Multifamily residential
Pass	18,803	61,677	73,365	5,712	27,292	21,245	149	—	208,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	13,004	—	—	—	—	—	—	13,004
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,803	74,681	73,365	5,712	27,292	21,245	149	—	221,247

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	76,434	304,524	287,245	57,736	51,992	203,976	36,543	1,626	1,020,076
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	—	—	—	—	1,171	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	76,434	307,225	287,245	57,736	51,992	205,147	36,838	1,626	1,024,243
Commercial and industrial
Pass	46,701	70,658	12,883	7,095	8,266	13,715	153,712	1,877	314,907
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	346	64	—	1,208	121	3,097	399	5,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	46,701	71,004	12,947	7,095	9,474	13,836	156,809	2,276	320,142
Consumer
Pass	163	—	39	91	6	11	4,076	—	4,386
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	163	—	39	91	6	11	4,076	—	4,386
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

Total by risk rating:
Pass	$192,142	$600,025	$464,938	$94,543	$94,511	$255,057	$230,125	$3,603	$1,934,944
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	13,350	64	—	1,208	1,384	3,097	399	19,502
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

A summary of gross charge-offs by class of loans and origination year for the six months ended June 30, 2024 and 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Six Months Ended June 30, 2024
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	—	1	—	1
Multifamily residential	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$—	$1,456	$—	$—	$—	$1	$—	$1,457

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Six Months Ended June 30, 2023
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	12	—	—	12
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	15	—	9	—	—	24
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$15	$—	$21	$—	$—	$36

Past Due Loans
A summary of past due loans as of June 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
June 30, 2024
Construction and land development	$—	$—	$—	$—	$205,072	$—	$205,072
Real estate - other:
1-4 family residential	—	—	—	—	157,323	—	157,323
Multifamily residential	—	—	—	—	183,264	4,696	187,960
Commercial real estate and other	—	—	—	—	1,043,662	—	1,043,662
Commercial and industrial	—	—	—	—	283,203	—	283,203
Consumer	—	—	—	—	397	—	397
	$—	$—	$—	$—	$1,872,921	$4,696	$1,877,617

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2023
Construction and land development	$—	$—	$—	$—	$243,521	$—	$243,521
Real estate - other:
1-4 family residential	—	—	—	—	143,903	—	143,903
Multifamily residential	—	—	—	—	208,243	13,004	221,247
Commercial real estate and other	—	—	—	—	1,024,243	—	1,024,243
Commercial and industrial	19	—	—	19	320,123	—	320,142
Consumer	—	—	—	—	4,386	—	4,386
	$19	$—	$—	$19	$1,944,419	$13,004	$1,957,442

There were no loans over 90 days past due loans and still accruing interest as of June 30, 2024 and December 31, 2023.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—
Multifamily residential	4,696	4,696	13,004	13,004
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$4,696	$4,696	$13,004	$13,004

Collateral Dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At June 30, 2024, a multifamily residential three-year bridge loan originated in May 2022 was classified as a collateral dependent loan, and was collateralized by an 8-unit multifamily apartment building located in Los Angeles, California. Based on the Company's internal analysis, the estimated collateral value was $4.7 million, and was $1.5 million lower than the subject loan’s net carrying value resulting in a partial charge-off in the second quarter of 2024. At December 31, 2023, a $13.0 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. The subject loan was partially charged off by $1.3 million in the fourth quarter of 2023, foreclosed on in the first quarter of 2024 and sold in the second quarter of 2024.

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had no foreclosed assets at June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024, the Company foreclosed on and sold $13.1 million of other real estate owned related to a three-property multifamily OREO in Santa Monica, California, and recognized a $4.8 million pre-tax loss.

Modified Loans to Borrowers Experiencing Financial Difficulty
The were no modifications or refinancings (including those with borrowers that are experiencing financial difficulty) of loans representing a new loan or a continuation of an existing loan during the three and six months ended June 30, 2024, and 2023.

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
For prepayment and curtailment rates, the Company used its own historical prepayment and curtailment experience with covering the period starting from December 2020 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the fourth week of June 2024. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by the Company when determining the scenario weighting. At June 30, 2024, the Moody’s economic forecast assumes two interest rate cuts in 2024. In its July 2024 meeting, the Federal Reserve continued to hold steady on interest rates, leaving the Fed Funds Target Rate unchanged at 5.25% to 5.50%, and suggested an interest rate cut may occur as early as September 2024. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve is done raising rates and will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at a slower pace.
Moody’s baseline national gross domestic product forecast was 2.4% in 2024 on an annual average basis. The forecast assumes that growth would decelerate in response to fiscal tightening and high interest rates, gradually returning to trend by 2026. Growth in the following two years is forecasted at 1.8% in 2025 and 1.9% in 2026. On June 21, 2024, the Conference Board decreased their forecast from 1% to “less than 1%”, while the Federal Reserve members median projection for GDP growth in 2024 remained at 2.1%, with a range between 1.4% and 2.7%.
Moody’s economic forecasts for California suggested a minimal change for its June 2024 baseline forecast in unemployment rate and expects it will peak in the third quarter of 2024 at 5.19% with those numbers dropping to 4.88% in second quarter of 2025. Moody’s downside scenario suggested an upward revision in the unemployment rate to 6.01% in the third quarter of 2024, peaking at 7.58% in the second quarter of 2025. The outlook for California Gross State Product (GSP) growth rate declined in baseline and downside scenario from 1.73% and 1.23%, respectively, in the third quarter of 2024 to 1.34% and -0.77%, respectively, in the second quarter of 2025. The pessimistic changes in key economic forecasts for California would have a negative impact to the Company ACL.
During the second quarter of 2024, the Company updated its historical prepayment and curtailment rates analysis, and they reflected a moderate decrease from the first quarter of 2024 primarily due to lower payoffs and paydowns.
Accrued interest receivable on loans receivable, net, totaled $6.7 million and $6.4 million at June 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a negative provision for unfunded loan commitments of $97 thousand and $114 thousand, respectively, for the three and six months ended June 30, 2024. There was a $135 thousand and $211 thousand negative provision for unfunded loan commitments for the three and six months ended June 30, 2023, respectively. The provision for unfunded loan commitments is included in provision for (reversal of) credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $819 thousand and $933 thousand at June 30, 2024 and

December 31, 2023, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for loan losses (ALL)
Balance, beginning of period	$22,254	$22,391	$22,569	$17,099
Adoption of ASU No. 2016-13(1)	—	—	—	5,027
Provision for loan losses	2,990	120	2,676	398
Charge-offs	(1,456)	(9)	(1,457)	(36)
Recoveries	—	—	—	14
Net charge-offs	(1,456)	(9)	(1,457)	(22)
Balance, end of period	$23,788	$22,502	$23,788	$22,502
Reserve for unfunded loan commitments
Balance, beginning of period	$916	$1,673	$933	$1,310
Adoption of ASU No. 2016-13(1)	—	—	—	439
Reversal of credit losses for unfunded loan commitments	(97)	(135)	(114)	(211)
Balance, end of period	819	1,538	819	1,538
Allowance for credit losses (ACL), end of period	$24,607	$24,040	$24,607	$24,040
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended June 30, 2024
Beginning of period	$2,133	$16,572	$3,538	$11	$22,254
Provision for (reversal of) loan losses	809	1,932	257	(8)	2,990
Charge-offs	—	(1,456)	—	—	(1,456)
Recoveries	—	—	—	—	—
Net charge-offs	—	(1,456)	—	—	(1,456)
End of period	$2,942	$17,048	$3,795	$3	$23,788
Three Months Ended June 30, 2023
Beginning of period	$3,397	$14,699	$4,241	$54	$22,391
Provision for (reversal of) loan losses	159	398	(424)	(13)	120
Charge-offs	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—
Net charge-offs	—	—	(9)	—	(9)
End of period	$3,556	$15,097	$3,808	$41	$22,502

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Six Months Ended June 30, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Provision for (reversal of) loan losses	910	2,225	(447)	(12)	2,676
Charge-offs	—	(1,457)	—	—	(1,457)
Recoveries	—	—	—	—	—
End of period	$2,942	$17,048	$3,795	$3	$23,788

Six Months Ended June 30, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(1)	881	2,983	1,132	31	5,027
Provision for (reversal of) loan losses	374	435	(393)	(18)	398
Charge-offs	—	(12)	(24)	—	(36)
Recoveries	—	—	14	—	14
End of period	$3,556	$15,097	$3,808	$41	$22,502
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 4 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $58.4 million and $58.8 million at June 30, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $35.3 million and $35.4 million at June 30, 2024, and December 31, 2023, for which there was a related servicing asset of $521 thousand and $546 thousand, respectively.
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

A summary of changes in the SBA servicing asset for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$624	$684	$546	$514
Additions	—	24	109	216
Amortization (1)	(103)	(25)	(134)	(47)
Balance, end of period	$521	$683	$521	$683
(1) Amortization included accelerated amortization of $80 thousand and zero for the three months ended June 30, 2024 and 2023, respectively, and $90 thousand and $3 thousand for the six months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024, no SBA 7(a) loans were sold. SBA 7(a) loans sold during the three months ended June 30, 2023 totaled $1.0 million, resulting in total gains on sale of SBA loans of $77 thousand.
SBA 7(a) loans sold during the six months ended June 30, 2024 totaled $6.3 million resulting in total gains on sale of SBA loans of $415 thousand. SBA 7(a) loans sold during the six months ended June 30, 2023 totaled $10.9 million resulting in total gains on sale of SBA loans of $874 thousand.
The fair value of the servicing asset approximated the carrying value at June 30, 2024 and December 31, 2023. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2024 and December 31, 2023 included:

(dollars in thousands)	June 30, 2024	December 31, 2023
Discount rate:
Range	6.6% – 24.7%	10.5% – 26.2%
Weighted average	14.0%	16.1%
Prepayment speed:
Range	11.9% – 38.0%	11.2% – 48.1%
Weighted average	19.6%	19.0%

The following table presents the components of net servicing (expenses) fees, included in servicing and related income on loans, net in the consolidated statements of income, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Contractually specified fees	$91	$104	183	196
Amortization	(103)	(25)	(134)	(47)
Net servicing (expenses) fees	$(12)	$79	$49	$149
NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $37.8 million at June 30, 2024 and December 31, 2023. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. During the three months ended June 30, 2024, the Company’s stock price and market capitalization decreased due to the continued market volatility. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed at December 31, 2023 and therefore, believes that there is no impairment as of June 30, 2024. There were no triggering events during the second quarter of 2024 that caused management to evaluate goodwill for a quantitative impairment analysis as of June 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
The Company performed a qualitative assessment for potential impairment at December 31, 2023, and as a result of that assessment had determined that there has been no impairment to the goodwill. There were no changes to goodwill during the three and six months ended June 30, 2024 and 2023.
Core deposit intangibles are amortized over periods of 4.50 to 7.33 years. As of June 30, 2024, the weighted-average remaining amortization period for core deposit intangibles was approximately 5.6 years. The Company performed the annual impairment analysis for the core deposit intangibles at least annually during the fourth quarter of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual core deposit intangibles impairment test performed at September 30, 2023 and therefore, believes that there was no impairment as of June 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in core deposit intangibles for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gross balance, beginning of period	$4,185	$4,185	$4,185	$4,185
Additions	—	—	—	—
Gross balance, end of period	$4,185	$4,185	$4,185	$4,185

Accumulated amortization:
Balance, beginning of period	$(3,055)	$(2,692)	$(2,990)	$(2,601)
Amortization	(65)	(90)	(130)	(181)
Balance, end of period	(3,120)	(2,782)	(3,120)	(2,782)
Net core deposit intangible, end of period	$1,065	$1,403	$1,065	$1,403

Future estimated amortization expense for each of the next five years is as follows:

(dollars in thousands)	Amount
Remainder of 2024	$128
2025	237
2026	217
2027	205
2028	134
Thereafter	144
$1,065

NOTE 6 - DEPOSITS
The Company offers the Insured Cash Sweep (“ICS”) product, providing customers with FDIC insurance coverage at ICS network institutions. As of June 30, 2024, ICS deposits decreased to $239.8 million, or 12.4% of total deposits, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $131.7 million and $122.6 million as of June 30, 2024 and December 31, 2023, respectively. Brokered time deposits totaled $103.4 million and $107.8 million as of June 30, 2024 and December 31, 2023, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of June 30, 2024 and December 31, 2023, total collateralized deposits, including the deposits of State of California and their public agencies, were $78.1 million and $72.7 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At June 30, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2024	$212,680
2025	35,192
2026	4,256
2027	74
2028 and thereafter	252
$252,454

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of June 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
FHLB advances	$25,000	$85,000
Subordinated notes	17,913	17,865
Total borrowings	$42,913	$102,865
Federal Home Loan Bank Secured Line of Credit
At June 30, 2024, the Company had a secured line of credit of $484.8 million from the FHLB, of which $377.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2024, the Company had pledged $1.36 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $855.1 million was considered as eligible collateral under this secured borrowing arrangement. In addition, at June 30, 2024, the Company used $82.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
The Company had overnight borrowings of $25.0 million with an interest rate of 5.65% and $85.0 million with an interest of 5.70% at June 30, 2024 and December 31, 2023, respectively.

Federal Reserve Bank Secured Line of Credit
At June 30, 2024, the Company had credit availability of $139.5 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2024, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.4 million as collateral, and qualifying loans with an unpaid principal balance of $115.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at June 30, 2024 and December 31, 2023.
Federal Funds Unsecured Lines of Credit
At June 30, 2024, the Company had three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2024 and December 31, 2023.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 350 basis points, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2024 and December 31, 2023, were $87 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense in the consolidated statements of income. At June 30, 2024, the Company was in compliance with all covenants and terms of the Notes.
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
There were no shares repurchased under this share repurchase plan during the three and six months ended June 30, 2024.

NOTE 9 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net income	$190	$6,718	$5,125	$14,942

Weighted average common shares outstanding - basic	18,537,507	18,287,595	18,482,177	18,172,083
Dilutive effect of outstanding:
Stock options and unvested stock grants	262,006	308,633	318,437	440,861
Weighted average common shares outstanding - diluted	18,799,513	18,596,228	18,800,614	18,612,944

Earnings per common share - basic	$0.01	$0.37	$0.28	$0.82
Earnings per common share - diluted	$0.01	$0.36	$0.27	$0.80

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of basic EPS for the three and six months ended June 30, 2023 because the performance conditions had been met. For the three months ended June 30, 2024 and 2023, there were 145,422 and 184,441 restricted stock units and 8,000 and 13,000 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the six months ended June 30, 2024 and 2023, there were 73,306 and 129,877 restricted stock units and 4,000 and 6,547 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 10 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$5,313	$8,052	$5,928	$8,073
New credit granted	—	—	—	—
Repayments	(18)	(320)	(633)	(341)
Balance, end of period	$5,295	$7,732	$5,295	$7,732
Directors and related interests deposits at June 30, 2024 and December 31, 2023, amounted to approximately $15.3 million and $16.4 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of any class of the Company’s voting securities and is former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and six months ended June 30, 2024 and 2023 was $11 thousand and $22 thousand, respectively, and future minimum lease payments under the lease were $129 thousand and $151 thousand, respectively as of June 30, 2024 and December 31, 2023.
On April 2022, the holding company entered into a commitment of $2.0 million investment with the Castle Creek Launchpad Fund I (“Launchpad”). As of June 30, 2024, the holding company has committed to a $2.0 million investment in the Launchpad. A director of the Company is a member of the Investment Committee for Launchpad. At June 30, 2024 and December 31, 2023, total capital contributions made to this investment were $1.1 million and $910 thousand, respectively.

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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$368,082	$405,854
Letters of credit issued to customers	3,434	4,939
Commitments to contribute capital to other equity investments	2,843	3,170
	$374,359	$413,963
The Company entered into deferred compensation agreements with certain key officers. Under these agreements, the Company is obligated to provide, upon retirement, a 10-year benefit to the officers. The annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and six months ended June 30, 2024 was $81 thousand and $162 thousand, respectively, and for the three and six months ended June 30, 2023 was $79 thousand and $157 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
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
For the three and six months ended June 30, 2024, total stock-based compensation cost related to stock options and restricted shares units was $996 thousand and $1.9 million, respectively. For the three and six months ended June 30, 2023, total stock-based compensation cost related to stock options and restricted shares units was $1.1 million and $2.8 million, respectively. The Company recorded an accelerated stock-based compensation expense for the performance-based restricted stock units totaling zero and $632 thousand for the three and six months ended June 30, 2023, and there was no comparable transaction for the three and six months ended June 30, 2024.
Stock Options
As of June 30, 2024, there was $29 thousand of total unrecognized compensation cost related to the outstanding stock options. There were no stock options exercised during the three months ended June 30, 2024, and 4,000 stock options exercised during the three months ended June 30, 2023. The intrinsic value of stock options exercised was zero and approximately $29 thousand for the three months ended June 30, 2024 and 2023, respectively.
There were 81,400 and 10,950 stock options exercised during the six months ended June 30, 2024 and 2023, respectively. The intrinsic value of stock options exercised was approximately $558 thousand and $78 thousand for the six months ended June 30, 2024 and 2023, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2024 and 2023.
A summary of changes in outstanding stock options during the three and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	175,363	$9.48	272,813	$9.30
Granted	—	$—	—	$—
Exercised	—	$—	(81,400)	$8.68
Expired	—	$—	(750)	$5.93
Forfeited	—	$—	(15,300)	$10.75
Outstanding at end of period	175,363	$9.47	175,363	$9.47	3.1	$701
Options exercisable	169,163	$9.43	169,163	$9.43	2.9	$683

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	292,338	$9.22	326,868	$9.53
Granted	—	$—	—	$—
Exercised	(4,000)	$6.61	(10,950)	$8.53
Forfeited	—	$—	(27,580)	$12.79
Outstanding at end of period	288,338	$9.26	288,338	$9.26	3.7	$1,286
Options exercisable	260,638	$8.97	260,638	$8.97	3.4	$1,238

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and six months ended June 30, 2024 and 2023 is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	691,011	$13.13	637,899	$13.11
Granted	—	$—	168,035	$15.25
Vested	(28,704)	$14.63	(138,788)	$15.83
Forfeited	(1,191)	$16.80	(6,030)	$15.76
Unvested at end of period	661,116	$13.06	661,116	$13.06

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	783,174	$13.18	959,337	$11.55
Granted	21,324	$15.16	192,258	$16.73
Vested (1)	(26,075)	$14.67	(373,172)	$10.80
Forfeited	—	$—	—	$—
Unvested at end of period	778,423	$13.19	778,423	$13.19
(1)Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the six months ended June 30, 2023.

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. As of June 30, 2024, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions. For the six months ended June 30, 2023, the Company recorded accelerated stock-based compensation totaling $632 thousand.
As of June 30, 2024, there was $6.1 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 1.9 years. The total grant date fair value of restricted stock units vested was $420 thousand and $2.2 million for the three and six months ended June 30, 2024, and $383 thousand and $4.0 million for the three and six months ended June 30, 2023. Related tax expenses were approximately $6 thousand and $85 thousand for the three months ended June 30, 2024, respectively. Related tax expenses were approximately $8 thousand for the three months ended June 30, 2023 and related tax benefits were $644 thousand for the six months ended June 30, 2023.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
NOTE 13 - REGULATORY MATTERS
At June 30, 2024 and December 31, 2023, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the bank holding company level.
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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of June 30, 2024 and December 31, 2023, the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no conditions or events that management believes have changed the Bank’s categories. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At June 30, 2024, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total Capital (to Risk-Weighted Assets)	$297,449	14.34%	$165,925	8.0%	$207,406	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	275,575	13.29%	124,444	6.0%	165,925	8.0%
CET1 Capital (to Risk-Weighted Assets)	275,575	13.29%	93,333	4.5%	134,814	6.5%
Tier 1 Capital (to Average Assets)	275,575	12.16%	90,663	4.0%	113,329	5.0%

As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

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
The estimated fair value hierarchy level and estimated fair value of financial instruments at June 30, 2024 and December 31, 2023, is summarized as follows:

		June 30, 2024		December 31, 2023
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$29,153	$29,153	$33,008	$33,008
Fed funds and interest-bearing balances	Level 1	75,580	75,580	53,785	53,785
Debt securities available for sale	Level 1/2	123,653	123,653	130,035	130,035
Debt securities held to maturity	Level 2	53,449	48,476	53,616	50,432
Loans held for sale	Level 2	6,982	7,524	7,349	7,834
Loans held for investment, net	Level 3	1,853,829	1,805,281	1,934,873	1,883,154
Restricted stock, at cost	Level 2	16,898	16,898	16,055	16,055
Other equity securities	Level 2	9,368	9,368	9,187	9,187
Accrued interest receivable	Level 2	7,658	7,658	7,301	7,301

Financial liabilities:
Deposits	Level 2	1,935,862	1,935,152	1,943,556	1,943,007
Borrowings	Level 2	42,913	42,752	102,865	102,447
Accrued interest payable	Level 2	1,278	1,278	477	477

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$72,077	$—	$72,077
SBA securities	—	5,129	—	5,129
U.S. Treasury	2,373	—	—	2,373
U.S. Agency	—	1,663	—	1,663
Collateralized mortgage obligations	—	40,176	—	40,176
Taxable municipals	—	1,427	—	1,427
Tax exempt bank-qualified municipals	—	808	—	808
	$2,373	$121,280	$—	$123,653

December 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$74,434	$—	$74,434
SBA securities	—	5,782	—	5,782
U.S. Treasury	2,417	—	—	2,417
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	43,501	—	43,501
Taxable municipals	—	1,421	—	1,421
Tax exempt bank-qualified municipals	—	810	—	810
	$2,417	$127,618	$—	$130,035
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At June 30, 2024, the Company’s individual evaluated collateral dependent loan was evaluated based on the estimated fair value of its underlying collateral from the Company’s internal review, including a review of the most recent appraisals and the current sale market condition. This review resulted in a partial charge off of $1.5 million on the individually evaluated loan in the second quarter of 2024.
At December 31, 2023, the Company took a partial charge-off of $1.3 million on an individually evaluated collateral-dependent loan based on its recent property appraisals during the year ended December 31, 2023.

The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Collateral dependent loans (1):
Multifamily Residential	$4,697	$—	$—	$4,697
December 31, 2023
Collateral dependent loans (1):
Multifamily Residential	$13,000	$—	$—	$13,000
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of June 30, 2024 and December 31, 2023.

	Asset Fair	Valuation	Unobservable	% or Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
June 30, 2024
Multifamily Residential	$4,697	Income approach	Capitalization rate	5.75%
			Vacancy rate	17.50%
December 31, 2023
Multifamily Residential	$13,000	Income approach	Capitalization rate	3.84%-4.94% (4.50%)
NOTE 15 - SUBSEQUENT EVENTS
On July 31, 2024, the Company completed its all-stock merger with the former California BanCorp on the terms set forth in that certain Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between Southern California Bancorp and the former California BanCorp. Immediately following the merger of the former California BanCorp with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of the former California BanCorp, merged with and into California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A.. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger provides the Company with the opportunity to expand its footprint in Northern California providing opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retains the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.

Under the terms of the Agreement and Plan of Merger and Reorganization, each outstanding share of the former California BanCorp common stock was exchanged for the right to receive 1.590 shares of the Company’s common stock, resulting in the issuance of approximately 13,576,627 shares, with cash (without interest) paid in lieu of fractional shares. At June 30, 2024, the former California BanCorp had total loans of $1.49 billion, total assets of $1.92 billion, total deposits of $1.64 billion, and total equity of $195.5 million.

The Company has not completed the purchase accounting for this transaction and is still in the process of determining total purchase consideration and the allocation of purchase considerations to acquired assets and liabilities.

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
Overview
California BanCorp, formerly know as Southern California Bancorp, is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A., became the wholly owned subsidiary of the Company. California Bank of Commerce, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 14 branch offices serving Southern and Northern California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Merger with California BanCorp
On July 31, 2024, the Company completed its all-stock merger with the former California BanCorp on the terms set forth in that certain Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between Southern California Bancorp and California BanCorp. Immediately following the merger of the former California BanCorp with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of the former California BanCorp, merged with and into the California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A.. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger provides the Company with the opportunity to expand its footprint in Northern California providing opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retains the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.

Under the terms of the Agreement and Plan of Merger and Reorganization, each outstanding share of California BanCorp common stock was exchanged for the right to receive 1.590 shares of the Company’s common stock, resulting in the issuance of approximately 13,576,627 shares, with cash (without interest) paid in lieu of fractional shares. At June 30, 2024, California BanCorp had total loans of $1.49 billion, total assets of $1.92 billion, total deposits of $1.64 billion, and total equity of $195.5 million.
Impact of Federal Reserve Rapid Rate Hiking Cycle on Economy and Banking Industry
Between March 2022 and September 2023, the Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years. The rapid rate hiking cycle was in response to an increase in inflation, as measured by the Consumer Price Index, from 1.2% in November 2020 to 9.1% in July 2022, which has since moderated to 3.0% in June 2024. In its July 2024 statement, the Federal Reserve noted the economy is moving closer to the point at which it will be appropriate to reduce the policy rate and Chairman Powell stated a reduction could come as soon as the FOMC meeting in September 2024.
Concerns regarding a potential recession have moderated with full year U.S. 2023 GDP reported at 2.5%, slowing to 1.3% in the first quarter of 2024 and rebounding to an advance estimate of 2.8% for the second quarter of 2024, with Moody’s full-year 2024 GDP forecast at 2.4%. California’s 2023 GDP increased by 2.1% from 2022 and it is forecast by Moody’s to increase by 2.1% in 2024; however, it slowed to 1.2% in the first quarter of 2024 and is forecast by Comerica Bank to decrease to 1.1% mid-year before rebounding to 1.5% in the fourth quarter of 2024. Despite the anticipated slowdown in California, it is still considered to have the fifth largest economy in the world. High interest rates and broader economic headwinds have put a damper on investment, particularly in the near term for the tech industry, which employs 8% of the state’s workforce, as tech payrolls have trended lower over the past year. The U.S. Bureau of Labor Statistics reports California’s June 2024 unemployment rate at 5.2%, down slightly from 5.3% in previous quarters.
The rapid rise in interest rates between 2022 and 2023 resulted in an industry-wide reduction in the fair value of many banks’ securities portfolios, pressuring their liquidity. The subsequent bank runs led to the failure of several financial institutions beginning in March of 2023 and the distress at New York Community Bank in early 2024, fostering a state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation has stabilized due to strong actions taken by federal regulators in attempts to calm the markets.
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. The recent uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. However, in an abundance of caution, we proactively responded to these events by reaching out to our customers and explaining what differentiates us from the recently failed banks. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs by increasing the rates we pay on interest-bearing deposits.
We have a highly skilled and experienced lending production team and credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at June 30, 2024, our concentration of such loans represented 498% of our total risk-based capital. In addition, at June 30, 2024, total loans secured by commercial real estate under construction and land development represented 69% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at June 30, 2024 were $4.7 million and there were $1.5 million charge-offs during the six months ended June 30, 2024. Our only OREO from a collateral-dependent commercial real estate loan was sold with a $4.8 million pre-tax loss recognized in the second quarter of 2024.

Given the nature of our commercial banking business, approximately 44% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2024. However, we offer our deposit customers access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product decreased to $239.8 million, or 12% of total deposits at June 30, 2024, compared to $274.1 million, or 14% of total deposits at December 31, 2023.
We have a small investment portfolio of high-quality securities. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment. At June 30, 2024, the amortized cost of our held-to-maturity debt securities was $53.4 million, or approximately 2.3% of total assets. The fair value of our available-for-sale debt securities was $123.7 million, or approximately 5.4% of total assets. The increases in the 10-Year Treasury Bond to nearly 5% in the second quarter, resulted in a higher net unrealized losses on our debt securities at June 30, 2024, but the 10-Year Treasury Bond has decreased to a lower 4% range in July 2024. At June 30, 2024, our accumulated other comprehensive loss, net of taxes, increased to $6.5 million, compared to $4.5 million at December 31, 2023. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $10.0 million at June 30, 2024. The results of our stress testing on our debt security portfolio at June 30, 2024, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $40.0 million at 300 basis point rate shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
At June 30, 2024, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2023:
•Total cash and cash equivalents of approximately $104.7 million, compared to $86.8 million.
•Total liquidity ratio of approximately 12.0%, compared to 11.1%.
•Unpledged, liquid securities at fair value were approximately $123.7 million, compared to $130.0 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $377.8 million, compared to $339.2 million. At June 30, 2024, we had overnight FHLB borrowings of $25.0 million.
•Available borrowing capacity from the Federal Reserve Discount Window program was approximately $139.5 million, compared to $141.6 million. There were no outstanding borrowings under this program at June 30, 2024.
•Available borrowing capacity from three unsecured credit lines from correspondent banks totaling $75.0 million at both period ends. There were no outstanding borrowings on these lines at June 30, 2024.
•Total available borrowing capacity was approximately $592.3 million at June 30, 2024, compared to $555.8 million.
•Total available liquidity was approximately $820.7 million at June 30, 2024.
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
•Merger and related costs being higher than anticipated;
•Cost savings being less than anticipated;
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

	Three Months Ended			Six Months Ended June 30,
($ in thousands except share and per share data)	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
EARNINGS
Net interest income	$21,007	$20,494	$23,426	$41,501	$48,318
Provision for (reversal of) credit losses	$2,893	$(331)	$(15)	$2,562	$187
Noninterest income	$1,169	$1,413	$1,096	$2,582	$2,666
Noninterest expense	$19,005	$14,981	$14,607	$33,986	$29,626
Income tax expense	$88	$2,322	$3,212	$2,410	$6,229
Net income	$190	$4,935	$6,718	$5,125	$14,942
Pre-tax pre-provision income (1)	$3,171	$6,926	$9,915	$10,097	$21,358
Adjusted pre-tax pre-provision income (1)	$3,662	$7,475	$9,915	$11,137	$21,358
Diluted earnings per share	$0.01	$0.26	$0.36	$0.27	$0.80
Ending shares outstanding	18,547,352	18,527,178	18,296,365	18,547,352	18,296,365

PERFORMANCE RATIOS
Return on average assets	0.03%	0.86%	1.18%	0.45%	1.32%
Adjusted return on average assets (1)	0.11%	0.95%	1.18%	0.53%	1.32%
Return on average common equity	0.26%	6.85%	9.93%	3.53%	11.29%
Adjusted return on average common equity (1)	0.82%	7.61%	9.93%	4.19%	11.29%
Yield on loans	6.21%	6.02%	5.91%	6.11%	5.85%
Yield on earning assets	5.97%	5.79%	5.64%	5.88%	5.58%
Cost of deposits	2.12%	2.05%	1.29%	2.08%	1.05%
Cost of funds	2.21%	2.17%	1.38%	2.19%	1.13%
Net interest margin	3.94%	3.80%	4.36%	3.87%	4.54%
Efficiency ratio (1)	85.7%	68.4%	59.6%	77.1%	58.1%
Adjusted efficiency ratio (1)	83.5%	65.9%	59.6%	74.7%	58.1%
Net (charge-offs) recoveries to average loans held-for-investment	(0.31)%	0.00%	0.00%	(0.15)%	0.00%
(1) Refer to Non-GAAP Financial Measures in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this filing.

	June 30, 2024	December 31, 2023
CAPITAL
Tangible equity to tangible assets (1)	11.28%	10.73%
Book value (BV) per common share	$15.81	$15.69
Tangible BV per common share (1)	$13.71	$13.56

ASSET QUALITY
Allowance for loan losses (ALL)	$23,788	$22,569
Reserve for unfunded loan commitments	819	933
Allowance for credit losses (ACL)	$24,607	$23,502
Allowance for loan losses to nonperforming loans	507%	174%
ALL to total loans	1.27%	1.15%
ACL to total loans	1.31%	1.20%
Net (charge-offs) recoveries to average loans held-for-investment	(0.15)%	(0.07)%
30-89 days past due, excluding nonaccrual loans	$—	$19
Over 90 days past due, excluding nonaccrual loans	$—	$—
Special mention loans	$27,861	$2,996
Special mention loans to total loans held for investment	1.48%	0.15%
Substandard loans	$23,080	$19,502
Substandard loans to total loans held for investment	1.23%	1.00%
Nonperforming loans	$4,696	$13,004
Nonperforming loans to total loans held for investment	0.25%	0.66%
Other real estate owned	$—	$—
Nonperforming assets	$4,696	$13,004
Nonperforming assets to total assets	0.20%	0.55%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$1,884,599	$1,964,791
Total assets	$2,293,693	$2,360,252
Deposits	$1,935,862	$1,943,556
Loans to deposits	97.4%	101.1%
Shareholders' equity	$293,219	$288,152
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Efficiency Ratio
Noninterest expense	$19,005	$14,981	$14,607	$33,986	$29,626
Less: Merger and related expenses	491	549	—	1,040	—
Adjusted noninterest expense	$18,514	$14,432	$14,607	$32,946	$29,626

Net interest income	21,007	20,494	23,426	41,501	48,318
Noninterest income	1,169	1,413	1,096	2,582	2,666
Total net interest income and noninterest income	$22,176	$21,907	$24,522	$44,083	$50,984
(1) Efficiency ratio (non-GAAP)	85.7%	68.4%	59.6%	77.1%	58.1%
(1) Adjusted efficiency ratio (non-GAAP)	83.5%	65.9%	59.6%	74.7%	58.1%

Pre-tax Pre-provision Income
Net interest income	$21,007	$20,494	$23,426	$41,501	$48,318
Noninterest income	1,169	1,413	1,096	2,582	2,666
Total net interest income and noninterest income	22,176	21,907	24,522	44,083	50,984
Less: Noninterest expense	19,005	14,981	14,607	33,986	29,626
(2) Pre-tax pre-provision income (non-GAAP)	$3,171	$6,926	$9,915	$10,097	$21,358
Add: Merger and related expenses	491	549	—	1,040	—
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$3,662	$7,475	$9,915	$11,137	$21,358

Return on Average Assets, Equity, and Tangible Equity
Net income	$190	$4,935	$6,718	$5,125	$14,942
Add: After-tax merger and related expenses (1)	412	547	—	959	—
(3) Adjusted net income (non-GAAP)	$602	$5,482	$6,718	$6,084	$14,942

Average assets	$2,294,678	$2,309,827	$2,286,875	$2,302,252	$2,282,448
Average shareholders’ equity	294,121	289,763	271,487	291,942	266,827
Less: Average intangible assets	38,900	38,964	39,250	38,932	39,294
(4) Average tangible common equity (non-GAAP)	$255,221	$250,799	$232,237	$253,010	$227,533

Return on average assets	0.03%	0.86%	1.18%	0.45%	1.32%
(5) Adjusted return on average assets (non-GAAP)	0.11%	0.95%	1.18%	0.53%	1.32%
Return on average equity	0.26%	6.85%	9.93%	3.53%	11.29%
(5) Adjusted return on average equity (non-GAAP)	0.82%	7.61%	9.93%	4.19%	11.29%
(6) Return on average tangible common equity (non-GAAP)	0.30%	7.91%	11.60%	4.07%	13.24%
(6) Adjusted return on average tangible common equity (non-GAAP)	0.95%	8.79%	11.60%	4.84%	13.24%
(1) After-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$293,219	$288,152
Less: Intangible assets	38,868	38,998
(7) Tangible common equity (non-GAAP)	$254,351	$249,154

Total assets	$2,293,693	$2,360,252
Less: Intangible assets	38,868	38,998
(7) Tangible assets (non-GAAP)	$2,254,825	$2,321,254

Equity to asset ratio	12.78%	12.21%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	11.28%	10.73%
Book value per share	$15.81	$15.69
(9) Tangible book value per share (non-GAAP)	$13.71	$13.56
Shares outstanding	18,547,352	18,369,115

Results of Operations
Net Income
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
Net income for the three months ended June 30, 2024 was $190 thousand, or $0.01 per diluted share, compared to net income of $4.9 million or $0.26 per diluted share in the prior quarter. The $4.7 million decrease in net income from the prior quarter was primarily due to a $4.0 million increase in noninterest expense, a $3.2 million increase in the provision for credit losses, and a $244 thousand decrease in noninterest income, partially offset by a $513 thousand increase in net interest income and a $2.2 million decrease in income taxes. Pre-tax, pre-provision income for the three months ended June 30, 2024 was $3.2 million, a decrease of $3.8 million, or 54.2% compared to pre-tax, pre-provision income of $6.9 million for the three months ended March 31, 2024.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net income for the three months ended June 30, 2024 was $190 thousand, or $0.01 per diluted share, compared to net income of $6.7 million, or $0.36 per diluted share for the same 2023 period. The $6.5 million decrease in net income from the three months ended June 30, 2023 was primarily due to a $4.4 million increase in noninterest expense, a $2.9 million increase in provision for credit losses, a $2.4 million decrease in net interest income, partially offset by a $3.1 million decrease in income taxes. Pre-tax, pre-provision income for the three months ended June 30, 2024 was $3.2 million, a decrease of $6.7 million, or 68.0% compared to pre-tax, pre-provision income of $9.9 million for the same 2023 period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net income for the six months ended June 30, 2024 was $5.1 million, or $0.27 per diluted share, compared to net income of $14.9 million, or $0.80 per diluted share in the prior year. The $9.8 million decrease in net income from the prior year was primarily due to a $6.8 million decrease in net interest income, a $2.4 million increase in the provision for credit losses, and a $4.4 million increase in noninterest expense, partially offset by a $3.8 million decrease in income taxes. Pre-tax, pre-provision income for the six months ended June 30, 2024 was $10.1 million, a decrease of $11.3 million, or 52.7% compared to pre-tax, pre-provision income of $21.4 million for the six months ended June 30, 2023.

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

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,882,845	$29,057	6.21%	$1,909,271	$28,584	6.02%	$1,900,033	$27,987	5.91%
Taxable debt securities	123,906	1,229	3.99%	126,803	1,213	3.85%	106,208	833	3.15%
Tax-exempt debt securities (2)	53,754	306	2.90%	53,842	306	2.89%	70,470	456	3.29%
Deposits in other financial institutions	47,417	638	5.41%	54,056	716	5.33%	42,770	537	5.04%
Fed funds sold/resale agreements	19,062	261	5.51%	9,771	134	5.52%	17,639	228	5.18%
Restricted stock investments and other bank stock	17,091	358	8.42%	16,412	311	7.62%	16,039	219	5.48%
Total interest-earning assets	2,144,075	31,849	5.97%	2,170,155	31,264	5.79%	2,153,159	30,260	5.64%
Total noninterest-earning assets	150,603			139,672			133,716
Total assets	$2,294,678			$2,309,827			$2,286,875

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$361,244	$2,134	2.38%	$359,784	$2,045	2.29%	$308,863	$1,279	1.66%
Money market and savings accounts	653,244	4,905	3.02%	648,640	4,725	2.93%	662,487	3,451	2.09%
Time deposits	259,722	3,145	4.87%	255,474	3,021	4.76%	175,161	1,531	3.51%
Total interest-bearing deposits	1,274,210	10,184	3.21%	1,263,898	9,791	3.12%	1,146,511	6,261	2.19%
Borrowings:
FHLB advances	27,391	387	5.68%	50,593	708	5.63%	22,791	302	5.31%
Subordinated debt	17,901	271	6.09%	17,878	271	6.10%	17,806	271	6.10%
Total borrowings	45,292	658	5.84%	68,471	979	5.75%	40,597	573	5.66%
Total interest-bearing liabilities	1,319,502	10,842	3.30%	1,332,369	10,770	3.25%	1,187,108	6,834	2.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	658,001			661,265			805,553
Other liabilities	23,054			26,430			22,727
Shareholders’ equity	294,121			289,763			271,487
Total Liabilities and Shareholders’ Equity	$2,294,678			$2,309,827			$2,286,875
Net interest spread			2.67%			2.54%			3.33%
Net interest income and margin(4)		$21,007	3.94%		$20,494	3.80%		$23,426	4.36%
Cost of deposits(5)	$1,932,211	$10,184	2.12%	$1,925,163	$9,791	2.05%	$1,952,064	$6,261	1.29%
Cost of funds(6)	$1,977,503	$10,842	2.21%	$1,993,634	$10,770	2.17%	$1,992,661	$6,834	1.38%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $386 thousand, $604 thousand and $390 thousand for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.05%, 34.35% and 41.27% of average total deposits for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.
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

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$1,896,058	$57,641	6.11%	$1,897,150	$55,006	5.85%
Taxable debt securities	125,355	2,442	3.92%	101,641	1,564	3.10%
Tax-exempt debt securities (2)	53,798	612	2.90%	72,318	943	3.33%
Deposits in other financial institutions	50,737	1,354	5.37%	40,205	994	4.99%
Fed funds sold/resale agreements	14,417	395	5.51%	21,451	515	4.84%
Restricted stock investments and other bank stock	16,752	669	8.03%	15,474	447	5.83%
Total interest-earning assets	2,157,117	63,113	5.88%	2,148,239	59,469	5.58%
Total noninterest-earning assets	145,135			134,209
Total assets	$2,302,252			$2,282,448

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$360,514	$4,179	2.33%	$258,106	$1,595	1.25%
Money market and savings accounts	650,942	9,630	2.98%	673,864	6,038	1.81%
Time deposits	257,598	6,166	4.81%	163,950	2,506	3.08%
Total interest-bearing deposits	1,269,054	19,975	3.17%	1,095,920	10,139	1.87%
Borrowings:
FHLB advances	38,992	1,095	5.65%	18,597	469	5.09%
Subordinated debt	17,890	542	6.09%	17,795	543	6.15%
Total borrowings	56,882	1,637	5.79%	36,392	1,012	5.61%
Total interest-bearing liabilities	1,325,936	21,612	3.28%	1,132,312	11,151	1.99%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	659,633			860,054
Other liabilities	24,741			23,255
Shareholders’ equity	291,942			266,827
Total Liabilities and Shareholders’ Equity	$2,302,252			$2,282,448
Net interest spread			2.60%			3.59%
Net interest income and margin (4)		$41,501	3.87%		$48,318	4.54%
Cost of deposits (5)	$1,928,687	$19,975	2.08%	$1,955,974	$10,139	1.05%
Cost of funds (6)	$1,985,569	$21,612	2.19%	$1,992,366	$11,151	1.13%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net purchased discounts of $990 thousand and $922 thousand for the six months ended June 30, 2024 and 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.20%, and 43.97% of average total deposits for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024 vs. March 31, 2024			Three Months Ended June 30, 2024 vs. June 30, 2023			Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$(398)	$871	$473	$(310)	$1,380	$1,070	$163	$2,472	$2,635
Taxable debt securities	(28)	44	16	150	246	396	415	463	878
Tax-exempt debt securities	—	—	—	(87)	(63)	(150)	(189)	(142)	(331)
Deposits in other financial institutions	(88)	10	(78)	59	42	101	279	81	360
Fed fund sold/resale agreements	127	—	127	18	15	33	(185)	65	(120)
Restricted stock investments and other bank stock	13	34	47	15	124	139	42	180	222
Total interest-earning assets	(374)	959	585	(155)	1,744	1,589	525	3,119	3,644

Interest-bearing liabilities:
Interest-bearing NOW accounts	8	81	89	239	616	855	812	1,772	2,584
Money market and savings accounts	34	146	180	(58)	1,512	1,454	(196)	3,788	3,592
Time deposits	48	76	124	847	767	1,614	1,861	1,799	3,660
Total interest-bearing deposits	90	303	393	1,028	2,895	3,923	2,477	7,359	9,836
Borrowings:
FHLB advances	(328)	7	(321)	63	22	85	569	57	626
Subordinated debt	—	—	—	—	—	—	—	(1)	(1)
Total borrowings	(328)	7	(321)	63	22	85	569	56	625
Total interest-bearing liabilities	(238)	310	72	1,091	2,917	4,008	3,046	7,415	10,461
Net interest income	$(136)	$649	$513	$(1,246)	$(1,173)	$(2,419)	$(2,521)	$(4,296)	$(6,817)

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
Net interest income for the second quarter of 2024 was $21.0 million, compared with $20.5 million in the prior quarter. The increase in net interest income was primarily due to a $585 thousand increase in total interest and dividend income, offset by a $72 thousand increase in total interest expense in the second quarter of 2024 as compared to the prior quarter. During the second quarter of 2024, loan interest income increased $473 thousand, total debt securities income increased $16 thousand, and interest and dividend income from other financial institutions decreased $96 thousand. The increase in interest income was due to a number of factors, including a higher average yield across most interest-earning asset categories and changes in the interest-earning asset mix, partially offset by lower average balances of loans and debt securities. Additionally, the previous quarter included the reversal of a nonaccrual loan's interest income of $168 thousand for which there was no similar activity in the current quarter. Average total interest-earning assets decreased $26.1 million, the result of a $26.4 million decrease in average total loans, a $6.6 million decrease in average deposits in other financial institutions, and a $3.0 million decrease in average total debt securities, partially offset by a $9.3 million increase in average Fed funds sold/resale agreements and a $679 thousand increase in average restricted stock investments and other bank stock. The increase in interest expense for the second quarter of 2024 was primarily due to a $393 thousand increase in interest expense on interest-bearing deposits, the result of a $10.3 million increase in average interest-bearing deposits, coupled with a 9 basis point increase in average interest-bearing deposit costs, partially offset by a $321 thousand decrease in interest expense on Federal Home Loan Bank ("FHLB") borrowings, the result of a $23.2 million decrease in average FHLB borrowings in the second quarter of 2024.
Net interest margin for the second quarter of 2024 was 3.94%, compared with 3.80% in the prior quarter. The increase was primarily related to an 18 basis point increase in the total interest-earning assets yield, partially offset by a 4 basis point increase in the cost of funds. The yield on total average earning assets in the second quarter of 2024 was 5.97%, compared with 5.79% in the prior quarter. The yield on average total loans in the second quarter of 2024 was 6.21%, an increase of 19 basis points from 6.02% in the prior quarter. The yield on average total loans in the prior quarter included the reversal of nonaccrual loan interest, which decreased the overall loan yield by 4 basis points in the first quarter of 2024. There was no significant reversal of interest income in the second quarter of 2024.
Cost of funds for the second quarter of 2024 was 2.21%, an increase of 4 basis points from 2.17% in the prior quarter. The increase was primarily driven by a 9 basis point increase in the cost of average interest-bearing deposits, an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $3.3 million to $658.0 million and represented 34.1% of total average deposits for the second quarter of 2024, compared with $661.3 million and 34.3%, respectively, in the prior quarter; average interest-bearing deposits increased $10.3 million to $1.27 billion during the second quarter of 2024. The total cost of deposits in the second quarter of 2024 was 2.12%, an increase of 7 basis points from 2.05% in the prior quarter. The cost of total interest-bearing deposits increased due primarily to repricing deposits in the higher interest rate environment and peer bank deposit competition.

Average total borrowings decreased $23.2 million to $45.3 million for the second quarter of 2024, primarily due to a decrease of $23.2 million in average FHLB borrowings during the second quarter of 2024. The average cost of total borrowings was 5.84% for the second quarter of 2024, up from 5.75% in the prior quarter.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net interest income for the three months ended June 30, 2024 was $21.0 million, compared to $23.4 million for the three months ended June 30, 2023. The $2.4 million decrease in net interest income was due to higher average balances and costs of interest-bearing liabilities, partially offset by higher yields on interest-earning assets.
Net interest margin for the three months ended June 30, 2024 was 3.94%, compared with 4.36% for the same 2023 period. The 42 basis point decrease was primarily related to an 83 basis point increase in the cost of funds, partially offset by a 33 basis point increase in the total average interest-earning assets yield resulting from higher market interest rates and a change in our average interest-earning asset mix. The yield on total average earning assets during the three months ended June 30, 2024 was 5.97%, compared with 5.64% for the same 2023 period. The yield on average loans during the three months ended June 30, 2024 was 6.21%, an increase of 30 basis points from 5.91% for the same 2023 period.
During the three months ended June 30, 2024, total interest income increased $1.6 million, comprised of a $1.1 million increase in total loan interest income, and a $246 thousand increase in total debt securities income, coupled with a $273 thousand increase interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was due to a number of factors: a change in the interest-earning asset mix; and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. The increase in interest income was primarily due to a 33 basis point increase in yield on the interest-earning assets for the three months ended June 30, 2024 compared to the same 2023 period. Average interest-earning assets decreased $9.1 million, resulting primarily from a $17.2 million decrease in average total loans, partially offset by a $4.6 million increase in average deposits in other financial institutions, a $1.0 million increase in total average debt securities, a $1.1 million increase in average restricted stock investments and other bank stock, and a $1.4 million increase in average Fed fund sold/resale agreements.
During the three months ended June 30, 2024, total interest expense increased by $4.0 million to $10.8 million, comprised primarily of a $3.9 million increase in interest on interest-bearing deposits due to repricing deposits in the higher interest rate environment and peer bank deposit competition, coupled with an increase in average interest-bearing liabilities balances between periods.
Total cost of funds for the three months ended June 30, 2024 was 2.21%, an increase of 83 basis points from 1.38% for the same 2023 period. The increase was primarily driven by a 102 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $147.6 million to $658.0 million and represented 34.1% of total average deposits for the three months ended June 30, 2024, compared with $805.6 million and 41.3%, respectively, for the same 2023 period; average interest-bearing deposits increased $127.7 million to $1.27 billion during the three months ended June 30, 2024. The total cost of deposits for the three months ended June 30, 2024 was 2.12%, up 83 basis points from 1.29% for the same 2023 period.
Average total borrowings increased $4.7 million to $45.3 million for the three months ended June 30, 2024 resulting from a $4.6 million increase in average FHLB advances. The average cost of total borrowings was 5.84% for the three months ended June 30, 2024, an 18 basis point increase from 5.66% for the same 2023 period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net interest income for the six months ended June 30, 2024 was $41.5 million, compared to $48.3 million for the six months ended June 30, 2023. The decrease was primarily due to a $3.6 million increase in total interest income, offset by a $10.5 million increase in total interest expense. During the six months ended June 30, 2024, total loan interest income increased $2.6 million, total debt securities income increased $547 thousand, and interest and dividend income from other financial institutions and other interest-earning assets increased $462 thousand. The increase in interest income was due to a number of factors: a change in the interest-earning asset mix and increases in yields on interest-earning assets resulting from increases in the target Fed fund rates. The increase in interest income was primarily due to a 30 basis point increase in yield on the interest-earning assets for the six months ended June 30, 2024 compared to the same 2023 period. Average interest-earning assets increased $8.9 million, resulting from a $5.2 million increase in total average debt securities and a $10.5 million increase in average deposits in other financial institutions, partially offset by a $1.1 million decrease in average total loans and a $7.0 million decrease in average Fed funds sold/resale agreements.
During the six months ended June 30, 2024, total interest expense increased by $10.5 million to $21.6 million, comprised primarily of a $9.8 million increase in interest on average interest-bearing deposits due to increases in target Fed fund rates, coupled with the increase in average interest-bearing liabilities balances between periods.
Net interest margin for the six months ended June 30, 2024 was 3.87%, compared with 4.54% for the six months ended June 30, 2023. The decrease was primarily related to a 106 basis point increase in the cost of funds, partially offset by a 30 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix. The yield on total earning assets during the six months ended June 30, 2024 was 5.88%, compared with 5.58% for the six months ended June 30, 2023. The yield on average total loans during the six months ended June 30, 2024 was 6.11%, a 26 basis points increase from 5.85% for the six months ended June 30, 2023. The cost on total interest-bearing liabilities during the six months ended June 30, 2024 was 3.28%, a 129 basis points increase from 1.99% for the same 2023 period.
Total cost of funds for the six months ended June 30, 2024 was 2.19%, an increase of 106 basis points from 1.13% for the six months ended June 30, 2023. The increase was primarily driven by a 130 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $200.4 million to $659.6 million and represented 34.2% of total average deposits for the six months ended June 30, 2024, compared with $860.1 million and 44.0%, respectively, for the same 2023 period; average interest-bearing deposits increased $173.1 million to $1.27 billion during the six months ended June 30, 2024. The total cost of deposits for the six months ended June 30, 2024 was 2.08%, up 103 basis points from 1.05% for the same 2023 period.
Average total borrowings increased $20.5 million to $56.9 million for the six months ended June 30, 2024 resulting primarily from a $20.4 million increase in average FHLB advances. The average cost of total borrowings was 5.79% for the six months ended June 30, 2024, an 18 basis points increase from 5.61% for the same 2023 period.

Provision for Credit Losses
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
We recorded a provision for credit losses of $2.9 million for the three months ended June 30, 2024, compared to a reversal of credit losses of $331 thousand in the prior quarter. The provision for credit losses for the three months ended June 30, 2024 included a $3.0 million provision for credit losses on loans held for investment, partially offset by a $97 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $16.9 million to $371.5 million at June 30, 2024 from $388.4 million at March 31, 2024. The provision for credit losses for the loans held for investment for the three months ended June 30, 2024 was $3.0 million, an increase of $3.3 million from a reversal of credit losses of $314 thousand in the prior quarter. The increase was driven primarily by increases in net charge-offs, and substandard accruing loans, coupled with changes in the portfolio mix, and a change in our reasonable and supportable forecast, primarily related to the economic outlook for California, partially offset by decreases in special mention loans and loans held for investment. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
We recorded a provision for credit losses of $2.9 million for the three months ended June 30, 2024, compared to a reversal of credit losses of $15 thousand for the same 2023 period. The provision for credit losses for the three months ended June 30, 2023 included a $120 thousand provision for credit losses on loans held for investment, partially offset by a $135 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. The increase in the provision for credit losses on loans held for investment from the three months ended June 30, 2023 was primarily driven by increases in net charge-offs, special mention loans and substandard accruing loans, partially offset by a decline in loan growth.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

We recorded a provision for credit losses of $2.6 million for the six months ended June 30, 2024, compared to a provision for credit losses of $187 thousand for the same 2023 period. The provision for credit losses for the six months ended June 30, 2024 included a $2.7 million provision for credit losses on loans held for investment, partially offset by a $114 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. The provision for credit losses for the six months ended June 30, 2023 included a $398 thousand provision for credit losses on loans held for investment, partially offset by a $211 thousand reversal of credit provision for unfunded loan commitments. The increase in the provision for credit losses on loans held for investment from the six months ended June 30, 2023 was primarily driven by increases in net charge-offs, special mention loans and substandard accruing loans, and a change in our reasonable and supportable forecast, partially offset by a decline in loan growth.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service charges and fees on deposit accounts	$378	$362	$333	$740	$595
Interchange and ATM income	190	163	197	353	374
Gain on sale of loans	—	415	77	415	885
Income from bank-owned life insurance	266	261	232	527	455
Servicing and related (expense) income on loans, net	(5)	73	87	68	162
Gain on sale of debt securities	—	—	34	—	34
Loss on sale and disposal of fixed assets	(19)	—	—	(19)	—
Other charges and fees	359	139	136	498	161
Total noninterest income	$1,169	$1,413	$1,096	$2,582	$2,666
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
Total noninterest income during the three months ended June 30, 2024 was $1.2 million, a decrease of $244 thousand compared to total noninterest income of $1.4 million in the prior quarter. During the three months ended June 30, 2024, there were no gains on sale of SBA loans, compared to a gain on sale of loans of $415 thousand, at an average premium of 6.56%, on the sale of $6.3 million in SBA 7(a) loans in the prior quarter.
Servicing and related income on loans was an expense of $5 thousand during the three months ended June 30, 2024, compared to an income of $73 thousand for the prior quarter. The $78 thousand decrease was primarily due to higher accelerated amortization of servicing asset from higher than anticipated loan payoffs.
Other charges and fees increased $220 thousand to $359 thousand for the three months ended June 30, 2024. The increase was primarily due to higher income from equity investments of $133 thousand and higher wire fee income. There was no income from equity investments in the prior quarter.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Total noninterest income during the three months ended June 30, 2024 was $1.2 million, an increase of $73 thousand compared to total noninterest income of $1.1 million for the same 2023 period. The increase was due primarily to higher deposit-related fees and higher other charges and fees, partially offset by lower gain on sale of loans.

There was no gain on sale of loans during the three months ended June 30, 2024, compared to a gain of $77 thousand for the same 2023 period. There were no SBA 7(a) loan sales during the three months ended June 30, 2024, compared to two SBA loans sold with a net carrying value of $1.0 million, resulting in a gain of $77 thousand, at an average premium of 7.71% during the three months ended June 30, 2023.
Service charges and fees on deposit accounts was $378 thousand, an increase of $45 thousand, compared to $333 thousand for the same 2023 period. The increase was primarily due to higher analysis charges for certain deposit accounts.
Other charges and fees during the three months ended June 30, 2024 was $359 thousand, an increase of $223 thousand compared to $136 thousand for the same 2023 period. The increase was due primarily to a higher income on equity investments and higher OREO income in the current quarter. There was no OREO income for the same 2023 period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Total noninterest income during the six months ended June 30, 2024 was $2.6 million, a decrease of $84 thousand compared to total noninterest income of $2.7 million in the prior year. The decrease was due primarily to lower gains on sale of loans and lower servicing and related income on loans, partially offset by higher deposit-related fees, higher income from bank-owned life insurance and higher other charges and fees.
Gain on sale of loans was $415 thousand during the six months ended June 30, 2024, compared to $885 thousand for the same 2023 period. The $470 thousand decrease was primarily due to fewer SBA 7(a) loan sales during the six months ended June 30, 2024. During the six months ended June 30, 2024, loan sales related to six SBA loans with a net carrying value of $6.3 million, resulted in a gain of $415 thousand, at an average premium of 6.56% and two non-SBA loans with a net carrying value of $455 thousand, resulting in no gain or loss. In the same 2023 period, we sold nine SBA 7(a) loans with a net carrying value of $10.9 million, resulting in a gain on sale of $874 thousand at an average premium of 8.01%, and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand.
Income from bank-owned life insurance was $527 thousand during the six months ended June 30, 2024, compared to $455 thousand for the same 2023 period. The $72 thousand increase between periods primarily related to higher average balances between periods.
Service charges and fees on deposit accounts was $740 thousand during the six months ended June 30, 2024, an increase of $145 thousand from $595 thousand for the same 2023 period. The increase in fees was due primarily to higher analysis charges for certain deposit accounts.
Servicing and related income on loans was $68 thousand during the six months ended June 30, 2024, compared to $162 thousand for the same 2023 period. The $94 thousand decrease was primarily due to higher accelerated amortization of servicing asset from higher than anticipated loan payoffs.
Other charges and fees during the six months ended ended June 30, 2024 was $498 thousand, an increase of $337 thousand compared to $161 thousand for the same 2023 period. The increase was due primarily to a higher income on equity investments and higher OREO income for the six months ended ended June 30, 2024. There was no OREO income for the same 2023 period.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and employee benefits	$8,776	$9,610	$9,674	$18,386	$19,915
Occupancy and equipment	1,445	1,452	1,527	2,897	2,974
Data processing and communications	1,186	1,150	1,176	2,336	2,232
Legal, audit and professional	557	516	667	1,073	1,452
Regulatory assessments	347	387	367	734	819
Director and shareholder expenses	229	203	214	432	427
Merger and related expenses	491	549	—	1,040	—
Core deposit intangible amortization	65	65	90	130	181
Other real estate owned expenses	4,935	88	—	5,023	—
Other expenses	974	961	892	1,935	1,626
Total noninterest expense	$19,005	$14,981	$14,607	$33,986	$29,626
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
Total noninterest expense during the three months ended June 30, 2024 was $19.0 million, an increase of $4.0 million compared with total noninterest expense of $15.0 million in the prior quarter. The increase was primarily due to an increase in other real estate owned expenses, partially offset by a decrease in salaries and employee benefits and a decrease in merger and related expenses.
During the three months ended June 30, 2024, the Company sold other real estate owned and recognized a $4.8 million loss. There was no comparable transaction in the prior quarter.
Salaries and employee benefits decreased $834 thousand during the quarter to $8.8 million. The decrease in salaries and employee benefits was primarily the result of lower incentive accruals and payroll taxes, which are generally higher in the first quarter each year, offset by slightly higher compensation and share-based compensation.
Merger and related expenses were $491 thousand during the three months ended June 30, 2024 related to the recently completed merger with California BanCorp, which closed on July 31, 2024. There were $549 thousand in merger and related expenses in the prior quarter.
Our efficiency ratio (non-GAAP) for the three months ended June 30, 2024 was 85.7%, compared to 68.4% for the three months ended March 31, 2024. Excluding the loss on sale of OREO, the efficiency ratio (non-GAAP) for the second quarter of 2024 would have been 64.1%. Excluding the merger and related expenses of $491 thousand, the efficiency ratio (non-GAAP) for the three months ended June 30, 2024 would have been 83.5%.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Total noninterest expense during the three months ended June 30, 2024 was $19.0 million, an increase of $4.4 million compared with total noninterest expense of $14.6 million for the same 2023 period. The increase was primarily due to increase in merger and related expenses, other real estate owned expenses, and other expenses, partially offset by decreases in salaries and employee benefits, legal, audit and professional costs.
Salaries and employee benefits were $8.8 million during the three months ended June 30, 2024, compared to $9.7 million for the same 2023 period. The $898 thousand decrease in salaries and benefits was driven primarily by a decrease in salary and employee benefits from reduced staffing levels and lower incentive accruals, partially offset by a decrease in the deferred loan origination costs resulting from decline in loan growth during the three months ended June 30, 2024. There were no accelerated stock compensation related expenses for the three months ended June 30, 2024 and 2023.

Legal, audit and professional expenses were $557 thousand during the three months ended June 30, 2024, compared to $667 thousand for the same 2023 period. The $110 thousand decrease was due primarily to the higher costs associated with completion of the Company's listing to Nasdaq during the three months ended June 30, 2023.
During the three months ended June 30, 2024, the Company sold other real estate owned and recognized a $4.8 million loss. There was no comparable transaction in the prior quarter.
There were $491 thousand merger and related expenses during the three months ended June 30, 2024, related to the recently completed merger with California BanCorp, which closed on July 31, 2024. There were no merger and related expenses during the three months ended June 30, 2023.
Other expenses were $974 thousand during the three months ended June 30, 2024, compared to $892 thousand for the same 2023 period. The $82 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses, partially offset by the decreases in sundry losses during the three months ended June 30, 2024.
Our efficiency ratio for the three months ended June 30, 2024 was 85.7%, compared to 59.6% for the three months ended June 30, 2023. Excluding the loss on sale of OREO, the efficiency ratio (non-GAAP) for the second quarter of 2024 would have been 64.1%. Excluding the merger and related expenses of $491 thousand, the efficiency ratio (non-GAAP) for the three months ended June 30, 2024 would have been 83.5%.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Total noninterest expense during the six months ended June 30, 2024 was $34.0 million, an increase of $4.4 million compared with total noninterest expense of $29.6 million for the same 2023 period. The increase was primarily due to increases in merger and related expenses, other real estate owned expenses and other expenses, partially offset by decreases in salaries and employee benefits and legal, audit and professional expenses.
Salaries and employee benefits were $18.4 million during the six months ended June 30, 2024, compared to $19.9 million during the prior year. The $1.5 million decrease in salaries and benefits was driven primarily by a decrease in salary and employee benefits from reduced staffing levels and lower incentive accruals, partially offset by a decrease in the deferred loan origination costs resulting from a decline in loan growth in 2024, and the comparable 2023 period including accelerated stock compensation expense resulting from the vesting of performance-based restricted stock units of $632 thousand.
Legal, audit and professional expenses were $1.1 million during the six months ended June 30, 2024, compared to $1.5 million for the same 2023 period. The $379 thousand decrease was due primarily to the comparable 2023 period including higher costs associated with preparation for the Company's listing on the Nasdaq Capital Market, which was completed in the second quarter of 2023.
During the six months ended June 30, 2024, the Company sold other real estate owned and recognized a $4.8 million loss. There was no comparable transaction in the same 2023 period.
There were $1.0 million in merger and related expenses during the six months ended June 30, 2024, compared to none for the same 2023 period. The increase was due to the aforementioned merger with California BanCorp, which closed on July 31, 2024.
Other expenses were $1.9 million during the six months ended June 30, 2024, compared to $1.6 million for the same 2023 period. The $309 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses, partially offset by the decreases in sundry losses during the six months ended ended June 30, 2024.
Our efficiency ratio (non-GAAP) for the six months ended June 30, 2024 and 2023 was 77.1% and 58.1%, respectively. Excluding the loss on sale of OREO, the efficiency ratio (non-GAAP) for the six months ended June 30, 2024 would have been 66.2%. Excluding the merger and related expenses of $1.0 million, the efficiency ratio (non-GAAP) for the six months ended June 30, 2024 would have been 74.7%.

Income Taxes
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
Income tax expense during the three months ended June 30, 2024 was $88 thousand, compared to $2.3 million in the prior quarter. The effective rate was 31.7% during the three months ended June 30, 2024, compared to 32.0% for the prior quarter. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Income tax expense for the three months ended June 30, 2024 was $88 thousand, compared to $3.2 million for the same 2023 period. The effective rate was 31.7% during the three months ended June 30, 2024, compared to 32.3% for the same 2023 period. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Income tax expense for the six months ended June 30, 2024 was $2.4 million, compared $6.2 million for the same 2023 period. The effective rate was 32.0% during the six months ended June 30, 2024, compared to 29.4% for the same 2023 period. The increase in effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.

Financial Condition
Summary
Total assets at June 30, 2024 were $2.29 billion, a decrease of $66.6 million from $2.36 billion at December 31, 2023. The decrease in total assets was primarily related to an $81.0 million decrease in loans held for investment, net (including ACL), a $367 thousand decrease in loans held for sale, and a $6.5 million decrease in total debt securities, partially offset by a $17.9 million increase in cash and cash equivalents and a $3.8 million increase in accrued interest receivable and other assets.
Total liabilities were $2.00 billion at June 30, 2024, a decrease of $71.6 million from $2.07 billion at December 31, 2023. The decrease in total liabilities was driven by a $7.7 million decrease in total deposits, a $60.0 million decrease in borrowings and a $2.8 million decrease in accrued interest payable and other liabilities. Shareholders’ equity was $293.2 million at June 30, 2024, an increase of $5.1 million from $288.2 million at December 31, 2023. The increase in shareholders’ equity was driven by $5.1 million of net income generated during the six months ended June 30, 2024, $1.9 million related to share-based compensation activity, partially offset by a $2.0 million increase in net of tax unrealized losses on available-for-sale debt securities during the period.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $177.1 million and $183.7 million at June 30, 2024 and December 31, 2023, respectively. Our held-to-maturity debt securities and available-for-sale debt securities represented 2.33% and 5.39%, respectively, of total assets at June 30, 2024, compared to 2.27% and 5.51%, respectively, at December 31, 2023.

During the three and six months ended June 30, 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2024 and December 31, 2023, held-to-maturity debt securities with an amortized cost of $53.4 million and $53.6 million, respectively, were pledged to the Federal Reserve as collateral for a secured line of credit of $45.3 million and $47.3 million, respectively.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Taxable municipals	$552	$—	$(93)	$459
Tax exempt bank-qualified municipals	52,897	—	(4,880)	48,017
	$53,449	$—	$(4,973)	$48,476

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432
At June 30, 2024, we had 61 held-to-maturity debt securities in a gross unrealized loss position with an amortized cost basis of $53.4 million with pre-tax unrealized losses of $5.0 million, compared to 58 held-to-maturity debt securities with an amortized cost basis of $51.5 million with pre-tax unrealized losses of $3.2 million at December 31, 2023. The effective duration of the held-to-maturity debt securities was 6.54 years and 5.58 years at June 30, 2024 and December 31, 2023, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At June 30, 2024 and December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $459 thousand and $478 thousand, respectively, and $48.0 million and $50.0 million, respectively. At June 30, 2024 and December 31, 2023, the total held-to-maturity debt securities rated AA and above was $45.2 million and $47.0 million, respectively, and rated AA- was $3.2 million and $3.4 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2024 and December 31, 2023.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$76,502	$160	$(4,585)	$72,077
SBA securities	5,229	6	(106)	5,129
U.S. Treasury	2,733	—	(360)	2,373

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency	2,000	—	(337)	1,663
Collateralized mortgage obligations	44,040	13	(3,877)	40,176
Taxable municipal	1,528	—	(101)	1,427
Tax exempt bank-qualified municipals	830	—	(22)	808
	$132,862	$179	$(9,388)	$123,653

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035
The estimated fair value of available-for-sale debt securities were $123.7 million at June 30, 2024, a decrease of $6.4 million, from $130.0 million at December 31, 2023. The decrease was primarily due to principal reductions and amortization of discounts and premiums aggregating to $5.5 million, and fair value market adjustments of $2.9 million, partially offset by purchases of $2.0 million.
At June 30, 2024, we had 84 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $121.4 million and $112.0 million, respectively, with pre-tax unrealized losses of $9.4 million, compared to 76 available-for-sale debt securities with an amortized cost basis and fair value of $100.7 million and $93.5 million, respectively with pre-tax unrealized holding losses of $7.1 million at December 31, 2023. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 5.14 years and 5.13 years at June 30, 2024 and December 31, 2023, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
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
We determined that the increase in unrealized losses related to each available-for-sale debt securities at June 30, 2024 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At June 30, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $808 thousand, respectively. All of these available-for-sale debt securities rated AA and above totaled $2.2 million. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively.

These available-for-sale debt securities rated AA and above totaled $1.4 million and rated AA+ totaled $810 thousand at December 31, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of June 30, 2024 and December 31, 2023.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of June 30, 2024 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$520	$518	3.00%
Due after one year through five years	—	—	—%	10,474	9,270	1.81%
Due after five years through ten years	21,202	19,405	2.22%	17,406	15,816	3.42%
Due after ten years	32,247	29,071	2.31%	104,462	98,049	3.89%
	$53,449	$48,476	2.27%	$132,862	$123,653	3.66%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of June 30, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$552	2.29%	$—	—%	$552	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	20,650	2.22%	32,247	2.31%	52,897	2.27%
Total	$—	—%	$—	—%	$21,202	2.22%	$32,247	2.31%	$53,449	2.27%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of June 30, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$5,100	1.55%	$7,279	2.66%	$59,698	4.06%	$72,077	3.71%
SBA securities	—	—%	489	5.52%	4,442	5.59%	198	5.15%	5,129	5.57%
U.S. Treasury	—	—%	2,373	0.93%	—	—%	—	—%	2,373	0.93%
U.S. Agency	—	—%	—	—%	1,663	2.05%	—	—%	1,663	2.05%
Collateralized mortgage obligations	—	—%	—	—%	2,023	3.47%	38,153	3.63%	40,176	3.62%
Taxable municipals	518	3.00%	500	5.24%	409	1.73%	—	—%	1,427	3.31%
Tax exempt bank-qualified municipals	—	—%	808	2.31%	—	—%	—	—%	808	2.31%
Total	$518	3.00%	$9,270	1.81%	$15,816	3.42%	$98,049	3.89%	$123,653	3.66%

Loans Held for Sale
Loans held for sale consist of SBA 7(a) loans originated and held for sale in the secondary market. At June 30, 2024, loans held for sale totaled $7.0 million, compared to $7.3 million loans held for sale at December 31, 2023. Loans held for sale at June 30, 2024 are expected to be sold in the secondary market in 2024.
During the six months ended June 30, 2024, we originated $6.0 million of SBA 7(a) loans. During the six months ended June 30, 2024, loan sales related to six SBA loans with a net carrying value of $6.3 million, resulted in a gain of $415 thousand, at an average premium of 6.56%. This compares to nine SBA loans sold with a net carrying value of $10.9 million resulting in a gain on sale of $874 thousand, at an average premium of 8.01%, and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand during the six months ended June 30, 2023.
Loans Held for Investment
The composition of our loans held for investment at June 30, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	June 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction and land development	$205,072	10.9%	$243,521	12.4%
Real estate - other:
1-4 family residential	157,323	8.4%	143,903	7.4%
Multifamily residential	187,960	10.0%	221,247	11.3%
Commercial real estate and other	1,043,662	55.6%	1,024,243	52.3%
Commercial and industrial	283,203	15.1%	320,142	16.4%
Consumer	397	—%	4,386	0.2%
Loans(1)	1,877,617	100.0%	1,957,442	100.0%
Allowance for loan losses	(23,788)		(22,569)
Net loans	$1,853,829		$1,934,873
(1) Loans held for investment includes net unearned fees of $1.7 million and $2.3 million and net unearned discounts of $1.3 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively.

Total loans held for investment were $1.88 billion, or 81.9% of total assets, at June 30, 2024, a decrease of $79.8 million from $1.96 billion, or 82.9% of total assets, at December 31, 2023. The change during the six months ended June 30, 2024, was due primarily to originations of $72.2 million and net advances of $37.4 million, offset by payoffs, transfer to OREO and partial loan charge-off of $174.9 million, $13.0 million, and $1.5 million, respectively.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $38.9 million to $1.59 billion at June 30, 2024. The decrease in loans secured by real estate was primarily driven by a $38.4 million decrease in construction and land development loans, and a $33.3 million decrease in multifamily residential loans, partially offset by a $13.4 million increase in 1-4 family residential loans, and $19.4 million increase in commercial real estate and other loans
Commercial and industrial loans were $283.2 million at June 30, 2024, a decrease of $36.9 million from $320.1 million at December 31, 2023. The decrease in commercial and industrial loans was primarily attributable to net paydowns of $13.2 million and payoffs of $47.4 million, partially offset by originations of $23.7 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at June 30, 2024:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$171,190	$31,324	$2,558	$—	$205,072
Real estate - other:
1-4 family residential	20,864	49,864	60,447	26,148	157,323
Multifamily residential	32,764	56,348	79,185	19,663	187,960
Commercial real estate and other	81,983	319,279	568,285	74,115	1,043,662
Commercial and industrial	152,259	91,774	39,167	3	283,203
Consumer	355	40	—	2	397
	$459,415	$548,629	$749,642	$119,931	$1,877,617

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at June 30, 2024:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$689	$33,193	$33,882
Real estate - other:
1-4 family residential	31,109	105,350	136,459
Multifamily residential	85,955	69,241	155,196
Commercial real estate and other	340,578	621,101	961,679
Commercial and industrial	65,209	65,735	130,944
Consumer	40	2	42
	$523,580	$894,622	$1,418,202
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 55.4% of our total loan portfolio, including loans held for sale, is comprised of commercial real estate loans as of June 30, 2024 as presented below:

(dollars in thousands)	June 30, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV [2]
Commercial real estate loans [1]:
Industrial	$302,200	28.9%	$1,707	53%
Office	170,300	16.3%	1,811	52%
Retail	143,800	13.8%	1,424	47%
Hotel	133,300	12.8%	10,257	46%
Special purpose	107,300	10.3%	2,104	39%
Self storage	60,800	5.8%	8,689	45%

(dollars in thousands)	June 30, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV [2]
Other	54,700	5.2%	1,608	50%
Medical/dental office	36,600	3.5%	1,143	50%
Restaurant	35,000	3.4%	1,457	44%
Total	$1,044,000	100.0%	$1,959	49%
1.CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
2.Weighted average loan-to-value (“LTV”) is based on current loan balance as of June 30, 2024, and collateral value at origination or renewal.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of June 30, 2024:

	June 30, 2024
	Owner Occupied		Non-owner Occupied
Commercial real estate loans [1]:	Balance	% of Total	Balance	% of Total
Industrial	$183,700	47.8%	$118,500	18.0%
Special purpose	60,200	15.7%	47,100	7.1%
Office	47,400	12.3%	122,900	18.6%
Retail	29,400	7.6%	114,400	17.3%
Medical/dental office	28,400	7.4%	8,200	1.2%
Other	26,400	6.9%	28,300	4.4%
Restaurant	8,900	2.3%	26,100	4.0%
Self storage	—	—%	60,800	9.2%
Hotel	—	—%	133,300	20.2%
Total	$384,400	100.0%	$659,600	100.0%
1.CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of June 30, 2024:

(dollars in thousands)	June 30, 2024	Weighted Average LTV [1]
Office loans:
Up to $500	$13,400	43%
More than $500 through $2,000	55,200	51%
More than $2,000 through $5,000	37,900	50%
More than $5,000 through $10,000	42,000	55%
More than $10,000 through $20,000	33,500	50%
Greater than $20,000	24,900	55%
Total	$206,900	52%
1.Weighted average LTV is based on current loan balance as of June 30, 2024, and collateral value at origination or renewal.

Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of June 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
June 30, 2024
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	4,696
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$4,696

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2023
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	13,004
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	19	—	—	19	—
Consumer	—	—	—	—	—
	$19	$—	$—	$19	$13,004
There were no past due loans still accruing at June 30, 2024. The $19 thousand 30-59 days past due loan was paid off during the six months ended June 30, 2024.
Total nonaccrual loans decreased during the six months ended June 30, 2024 to $4.7 million primarily due to the transfer of a nonaccrual multifamily loan collateralized by three multifamily properties in Santa Monica, California with a net carrying value of $13.0 million to OREO, and the addition of a three-year multifamily loan collateralized by an 8-unit multifamily apartment building located in Los Angeles, California, originated in May 2022 with an original loan-to-value of 75%, with a carrying value of $6.2 million, that was downgraded from a pass risk rating to nonaccrual, and partially charged off by $1.5 million during the six months ended June 30, 2024. The property has one 10% owner and guarantor in common with the three-property multifamily OREO. Given the subject loan's relationship with the previously foreclosed OREO, the Company acted based on facts and market information to downgrade the loan to nonaccrual when it was less than 90 days past due, at which time the borrower defaulted on the subject loan's collateral property taxes. A court appointed receiver was in place at the end of March 2024 and the Company foreclosed on the collateral property in July 2024.
The following table presents the risk categories for total loans by class of loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2024
Construction and land development	$194,371	$—	$10,701	$205,072
Real estate - other:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
1-4 family residential	153,579	849	2,895	157,323
Multifamily residential	183,264	—	4,696	187,960
Commercial real estate and other	1,030,776	12,624	262	1,043,662
Commercial and industrial	264,289	14,388	4,526	283,203
Consumer	397	—	—	397
	$1,826,676	$27,861	$23,080	$1,877,617

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2023
Construction and land development	$243,429	$—	$92	$243,521
Real estate - other:
1-4 family residential	143,903	—	—	143,903
Multifamily residential	208,243	—	13,004	221,247
Commercial real estate and other	1,020,076	2,996	1,171	1,024,243
Commercial and industrial	314,907	—	5,235	320,142
Consumer	4,386	—	—	4,386
	$1,934,944	$2,996	$19,502	$1,957,442
Special mention loans increased by $24.9 million during the six months ended June 30, 2024 to $27.9 million at June 30, 2024 due mostly to a $849 thousand increase in special mention 1-4 family residential loans, a $9.6 million increase in special mention commercial real estate loans, and $14.4 million increase in special mention commercial and industrial loans.
Substandard loans increased by $3.6 million during the six months ended June 30, 2024 to $23.1 million at June 30, 2024 due mostly to a $10.6 million increase in construction and land development loans, a $2.9 million increase in 1-4 family residential loans, partially offset by a $8.3 million decrease in multifamily loans, a $909 thousand decrease in commercial real estate loans, and a $709 thousand decrease in commercial and industrial loans. The increases in construction and land development loans and 1-4 family residential loans due primarily to one construction loan and one 1-4 family residential loan from one relationship totaling $13.3 million that were downgraded to substandard accruing during the second quarter of 2024. The decrease in in multifamily loans was due primarily to the aforementioned nonaccrual multifamily loan of $13.0 million transferred to OREO during the first quarter, and a three-year multifamily loan collateralized by an 8-unit multifamily apartment building with a carrying value of $6.2 million, that was partially charged off by $1.5 million during the six months ended June 30, 2024. The decrease in commercial real estate loans was due primarily to a loan with net carrying value of $ 906 thousand upgraded to pass risk rating in the first quarter of 2024. The decrease in commercial and industrial loans was due primarily to paydowns totaling $306 thousand and payoffs from two loans with net carrying values totaling $403 thousand during the six months ended June 30, 2024.
There were no loans classified as doubtful or loss loans at June 30, 2024 and December 31, 2023.
Loan Modifications
The were no modifications or refinancings (including those with borrowers that are experiencing financial difficulty) of loans representing a new loan or a continuation of an existing loan during the three and six months ended June 30, 2024, and 2023.

Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans:
Construction and land development	$—	$—
Real estate - other:
1-4 family residential	—	—
Multifamily residential	4,696	13,004
Commercial real estate and other	—	—
Commercial and industrial	—	—
Consumer	—	—
Total nonaccrual loans	4,696	13,004
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	4,696	13,004
Other real estate owned	—	—
Total nonperforming assets	$4,696	$13,004

Allowance for loan losses to total loans	1.27%	1.15%
Nonaccrual loans to total loans	0.25%	0.66%
Allowance for loan losses to nonaccrual loans	507%	174%
Nonperforming assets to total assets	0.20%	0.55%
At June 30, 2024, nonaccrual and nonperforming loans were $4.7 million, compared to $13.0 million at December 31, 2023. The decrease from December 31, 2023 was due primarily to the aforementioned nonaccrual multifamily loan of $13.0 million transferred to OREO during the first quarter, and the addition of the aforementioned multifamily loan with a carrying value of $4.7 million, net of a $1.5 million partial charge-off during the six months ended June 30, 2024. We foreclosed on three multifamily properties in Santa Monica, California, and transferred them to OREO, net with an estimated fair value of $13.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company sold this $13.0 million OREO and recognized a $4.8 million pre-tax loss. At June 30, 2024 and December 31, 2023, there was no OREO, net.
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
Our ACL is an estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Our ACL model incorporates assumptions for our own historical prepayment/curtailment rates with covering the period starting from December 2020 to estimate the ACL, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle.
Accrued interest receivable on loans receivable, net totaled $6.7 million and $6.4 million at June 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,254	$916	$23,170	$22,391	$1,673	$24,064
Provision for (reversal of) credit losses	2,990	(97)	2,893	120	(135)	(15)
Charge-offs	(1,456)	—	(1,456)	(9)	—	(9)
Recoveries	—	—	—	—	—	—
Net charge-offs	(1,456)	—	(1,456)	(9)	—	(9)
Balance, end of period	$23,788	$819	$24,607	$22,502	$1,538	$24,040

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,569	$933	$23,502	$17,099	$1,310	$18,409
Adoption of ASU No. 2016-13 (1)	—	—	—	5,027	439	5,466
Provision for (reversal of) credit losses	2,676	(114)	2,562	398	(211)	187
Charge-offs	(1,457)	—	(1,457)	(36)	—	(36)
Recoveries	—	—	—	14	—	14
Net charge-offs	(1,457)	—	(1,457)	(22)	—	(22)
Balance, end of period	$23,788	$819	$24,607	$22,502	$1,538	$24,040
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

The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	June 30, 2024		March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$2,942	10.9%	$2,133	12.9%	$2,032	12.4%
Real estate - other:
1-4 family residential	1,472	8.4%	1,275	7.9%	1,195	7.4%
Multifamily residential	1,239	10.0%	1,255	9.8%	1,449	11.3%
Commercial real estate and other	14,337	55.6%	14,042	54.4%	13,636	52.3%
Commercial and industrial	3,795	15.1%	3,538	14.9%	4,242	16.4%
Consumer	3	—%	11	0.1%	15	0.2%
	$23,788	100.0%	$22,254	100.0%	$22,569	100.0%
Since we first adopted CECL in January 2023, and through June 2024, the economic environment has experienced volatility, which has made forecasting future economic outcomes challenging. Among these challenges were the highest levels of inflation seen since the 1970s, a very aggressive rate hiking policy by the Fed— and other central banks—to combat inflation, turmoil in the banking sector that resulted in several large bank failures early in 2023 and distress at New York Community Bank in early 2024, and significant global geopolitical risks, as well as domestic political risks. On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting when determining the scenario weighting. We reduced the probability-weighted forecast from a three-scenario forecast to a two-scenario forecast in September 2023. At June 30, 2024, we used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The use of two weighted scenarios is consistent with the methodology used in our ACL model at March 31, 2024 and December 31, 2023.
We used economic forecasts released by Moody’s Analytics in the fourth week of June to update its ACL calculations for June 30, 2024. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on the our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current environment.
The ALL was $23.8 million at June 30, 2024, compared to $22.3 million at March 31, 2024. The $1.5 million increase in the ALL during the three months ended June 30, 2024 was driven by a number of factors, including an increase in net charge-offs of $1.5 million from an individually evaluated collateral-dependent loan, an increase in classified loans, which included a $13.2 million increase in substandard accruing loans that increased the ALL by $1.3 million. Changes in the loans held for investment volume and mix increased the ALL by $204 thousand. A change in the reasonable and supportable forecast, primarily related to the economic outlook for California driven by the downward adjustment in California Gross State Product (“GSP”) and change in historical prepayment and curtailment rates analysis increased the ALL by $254 thousand. Our updated historical prepayment and curtailment rates analysis reflected a moderate decrease from the prior quarter due primarily to lower payoffs and paydowns. Changes in qualitative risk factors primarily related to the improvement in model imprecision decreased the ALL by $149 thousand.

At June 30, 2024, our ratio of ALL to total loans held for investment was 1.27%, and increase from 1.18% at March 31, 2024.
The ALL was $23.8 million at June 30, 2024, compared to $22.6 million at December 31, 2023. The $1.2 million change in the ALL during the six months ended June 30, 2024 was driven by a number of factors, including an increase in net charge-offs of $1.5 million, increases in special mention loans of $24.9 million and substandard accruing loans of $11.9 million increased the ALL by $1.5 million. Changes in Moody’s economic forecasts for California at June 30, 2024 as compared to December 31, 2023 were mixed. California unemployment rate and California GSP forecasts were revised downward. California GSP for the construction section and Home Price Index forecasts were both revised upward to reflect the recent price trends. Our updated historical prepayment and curtailment rates analysis reflected a slight decrease from December 31, 2023 due primarily to lower payoffs and paydowns. Changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, coupled with a change in historical prepayment and curtailment rates analysis increased the ALL by $477 thousand. Loans held for investment decreased by $79.8 million and changes in portfolio mix decreased the ALL by $430 thousand. Changes in qualitative risk factors primarily related to the improvement in model imprecision decreased the ALL by $214 thousand.
At June 30, 2024, our ratio of ALL to total loans held for investment was 1.27%, an increase from 1.15% at December 31, 2023.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $3.8 million, or an additional 20 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2024.
The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$232,350	—%	$—	$252,291	—%
Real estate - other:
1-4 family residential	—	148,351	—%	—	149,828	—%
Multifamily residential	(1,456)	186,509	(1.56)%	—	222,014	—%
Commercial real estate and other	—	1,015,986	—%	—	960,288	—%
Commercial and industrial	—	299,013	—%	(9)	311,930	(0.01)%
Consumer	—	636	—%	—	3,682	—%
	$(1,456)	$1,882,845	(0.15)%	$(9)	$1,900,033	—%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$236,319	—%	$—	$244,836	—%
Real estate - other:
1-4 family residential	(1)	143,759	—%	(12)	145,564	(0.02)%
Multifamily residential	(1,456)	203,764	(1.43)%	—	221,524	—%
Commercial real estate and other	—	1,017,011	—%	—	967,194	—%
Commercial and industrial	—	293,645	0.00%	(10)	315,161	(0.01)%
Consumer	—	1,560	—%	—	2,871	—%
	$(1,457)	$1,896,058	(0.15)%	$(22)	$1,897,150	—%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $819 thousand and $933 thousand at June 30, 2024 and December 31, 2023, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $114 thousand reversal of provision for credit losses on unfunded loan commitments from lower unfunded loan commitment balances at June 30, 2024. Total unfunded loan commitments decreased $39.3 million to $371.5 million at June 30, 2024, from $410.8 million at December 31, 2023.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $58.4 million and $58.8 million at June 30, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $35.3 million at June 30, 2024 and $35.4 million at December 31, 2023 for which there was a related servicing asset of $521 thousand and $546 thousand, respectively. The fair value of the servicing asset approximated its carrying value at June 30, 2024 and December 31, 2023. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2024 included a weighted average discount rate of 14.0% and a weighted average prepayment speed assumption of 19.6%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 included a weighted average discount rate of 16.1% and a weighted average prepayment speed assumption of 19.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $37.8 million at June 30, 2024 and December 31, 2023.
Core deposit intangibles totaled $1.1 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively. The $130 thousand decrease in core deposit intangibles between periods was the result of amortization during the period. At June 30, 2024, core deposit intangibles had a weighted average remaining amortization period of 5.6 years.
Refer to Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$666,606	34.4%	0.0%	$675,098	34.7%	0.0%
Interest-bearing NOW accounts (2)	355,994	18.4%	2.4%	381,943	19.7%	2.1%
Money market and savings accounts (3)	660,808	34.2%	3.1%	636,685	32.8%	2.9%
Time deposits	149,054	7.7%	4.5%	142,005	7.3%	4.5%
Broker time deposits	$103,400	5.3%	5.0%	$107,825	5.5%	4.6%
Total deposits	$1,935,862	100.0%	2.1%	$1,943,556	100.0%	1.9%
(1) Weighted average interest rates at June 30, 2024 and December 31, 2023.
(2) Included ICS products of $237.0 million and $265.8 million at June 30, 2024 and December 31, 2023, respectively.
(3) Included ICS products of $2.8 million and $8.3 million at June 30, 2024 and December 31, 2023, respectively.
We offer our depositors access to the Insured Cash Sweep (“ICS Product”), which allows us to divide customers deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in the ICS Product decreased to $239.8 million, or 12.4% of total deposits at June 30, 2024, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023.
Total deposits were $1.94 billion at June 30, 2024, a decrease of $7.7 million from $1.94 billion at December 31, 2023. The decrease in total deposits was primarily driven by a $34.2 million decrease in ICS deposits, a $8.5 million decrease in noninterest-bearing demand deposits and a $4.4 million decrease in brokered time deposits, partially offset by a $29.7 million increase in money market and savings accounts, excluding ICS, a $2.7 million increase in interest-bearing NOW accounts, excluding ICS, and a $7.0 million increase in time deposits.
At June 30, 2024, noninterest-bearing demand deposits totaled $666.6 million and represented 34.4% of total deposits, compared to $675.1 million or 34.7% at December 31, 2023. At June 30, 2024 and December 31, 2023, total deposits exceeding FDIC deposit insured limits were $855.3 million, or 44% of total deposits and $816.6 million, or 42% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$658,001	—%	$805,553	—%
Interest-bearing NOW accounts	361,244	2.38%	308,863	1.66%
Money market and savings accounts	653,244	3.02%	662,487	2.09%
Time deposits	259,722	4.87%	175,161	3.51%
Total deposits	$1,932,211	2.12%	$1,952,064	1.29%

	For the Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$659,633	—%	$860,054	—%
Interest-bearing NOW accounts	360,514	2.33%	258,106	1.25%
Money market and savings accounts	650,942	2.98%	673,864	1.81%
Time deposits	257,598	4.81%	163,950	3.08%
Total deposits	$1,928,687	2.08%	$1,955,974	1.05%
The increase in the weighted average rate on deposits was primarily due to repricing deposits in the higher interest rate environment and peer bank deposit competition during the six months ended June 30, 2024. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC has raised the target Fed funds rate by 525 basis points.
The following table sets forth the maturities of time deposits at June 30, 2024:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$65,244	$35,172	$15,540	$4,806	$120,762
Time deposits in amounts over $250,000	93,694	18,570	17,644	1,784	131,692
Total time deposits	$158,938	$53,742	$33,184	$6,590	$252,454
Borrowings
Total borrowings decreased $60.0 million to $42.9 million at June 30, 2024 from $102.9 million at December 31, 2023. The decrease was attributable to a $60.0 million decrease in FHLB overnight borrowings (refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
FHLB Advances
Outstanding balance	$25,000	$85,000
Weighted average interest rate, end of period	5.65%	5.70%

(dollars in thousands)	June 30, 2024	December 31, 2023
Average balance outstanding during the period	$38,992	$26,390
Weighted average interest rate during the period	5.65%	5.43%
Maximum amount outstanding at any month-end during the period	$70,000	$85,000
Subordinated Notes
Outstanding balance	$17,913	$17,865
Weighted average interest rate, end of period	5.50%	5.50%
Average balance outstanding during the period(1)	$17,890	$17,818
Weighted average interest rate during the period(2)	6.09%	6.09%
Maximum amount outstanding at any month-end during the period	$17,913	$17,865
(1)Average balance outstanding includes average net unamortized issuance costs for the periods presented.
(2)Weighted average interest rate includes issuance costs for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $293.2 million at June 30, 2024, compared to $288.2 million at December 31, 2023. The $5.1 million increase between periods was primarily due to net income of $5.1 million, stock-based compensation expense of $1.9 million, and stock options exercised of $706 thousand, partially offset by the repurchase of shares in settlement of restricted stock units of $627 thousand, and increase in net of tax of unrealized losses on debt securities available-for-sale of $2.0 million.
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
There were no shares repurchased under this share repurchase plan during the three and six months ended June 30, 2024.
Tangible book value per common share at June 30, 2024 was $13.71, compared with $13.56 at December 31, 2023. The $0.15 increase in tangible book value per common share during the six months ended June 30, 2024 was primarily the result of net income generated and the impact of share-based compensation expense, partially offset by other comprehensive losses related to changes in unrealized losses, net of taxes on available-for-sale securities. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Bank’s leverage capital ratio and total risk-based capital ratio were 12.16% and 14.34%, respectively, at June 30, 2024.

Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 12.0% at June 30, 2024 and 11.1% at December 31, 2023. During the six months ended June 30, 2024, we deployed our excess liquidity into repaying a portion of the high cost FHLB overnight advances.
For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our consolidated financial statements contained in Item I. Financial Information, Part 1. Financial Statements of this filing.
California Bank of Commerce, N.A. (formerly Bank of Southern California, N.A.)
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
At June 30, 2024, we had a secured line of credit of $484.8 million from the FHLB, of which $377.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2024, we had pledged qualifying loans with an unpaid principal balance of $855.1 million for this line. In addition, at June 30, 2024, we used $82.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. We had an overnight borrowing of $25.0 million at June 30, 2024.
At June 30, 2024, we had credit availability of $139.5 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2024, we had pledged our held-to-maturity debt securities with an amortized cost of $53.4 million, and qualifying loans with an unpaid principal balance of $115.7 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at June 30, 2024 and December 31, 2023.
We have three overnight unsecured credit lines from correspondent banks totaling $75.0 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2024 and December 31, 2023.
California BanCorp (formerly Southern California Bancorp)
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 350 basis points, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2024 and December 31, 2023, were $87 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At June 30, 2024, we were in compliance with all covenants and terms of the Notes.
At June 30, 2024, consolidated cash and cash equivalents totaled $104.7 million, an increase of $17.9 million from $86.8 million at December 31, 2023. The increase in cash and cash equivalents is the result of $8.4 million in net cash provided by operating cash flows, $77.2 million net cash provided by investing cash flows, partially offset by $67.6 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for loan losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $8.4 million for the six months ended June 30, 2024, compared to $30.4 million for the same 2023 period. The $22.1 million decrease was primarily due to a decrease in net income generated during the six months ended June 30, 2024, and a $8.1 million decrease in net cash provided by sales of loans held for sale, net of originations, partially offset by a $4.8 million increase in loss on sale of OREO and a $2.4 million increase in provision of credit losses.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash used for business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $77.2 million for the year ended June 30, 2024, compared to net cash used in investing activities $26.2 million for the same 2023 period. The $103.4 million decrease in cash provided by investing activities was primarily due to a decrease in net loan fundings of $81.2 million and a decrease in net investment securities purchased of $13.8 million, partially offset by proceeds from the sale of other real estate owned of $8.3 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $67.6 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $13.6 million for the same 2023 period. The $81.3 million decrease in financing cash flows was primarily due to a $25.0 million increase in net repayment activity on overnight FHLB advances, coupled with a $56.7 million net decrease in deposit cash flows.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2024.

Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of June 30, 2024:

(Dollars in thousands)	One Year of Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$207,434	$89,617	$12,677	$58,354	$368,082
Letters of credit issued to customers	3,137	297	—	—	3,434
Total commitments	$210,571	$89,914	$12,677	$58,354	$371,516

FHLB advances	$25,000	$—	$—	$—	$25,000
Subordinated notes	—	—	—	17,913	17,913
Certificates of deposit	245,864	6,282	308	—	252,454
Lease obligations	1,972	4,199	3,277	1,483	10,931
Total contractual obligations	$272,836	$10,481	$3,585	$19,396	$306,298
At June 30, 2024 and December 31, 2023, we also had unfunded commitments of $2.8 million and $3.2 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 18,547,352 have been issued as of June 30, 2024. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of June 30, 2024. On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares.
As of June 30, 2024 and December 31, 2023, we qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, are not subject to consolidated capital rules at the bank holding company level.
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
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of June 30, 2024 and December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since June 30, 2024.

Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1,
Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5%
at June 30, 2024. At June 30, 2024, the Bank was in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.
As of June 30, 2024 and December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (PCA). There are no changes to the Bank’s categories since June 30, 2024. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total Capital (to Risk-Weighted Assets)	$297,449	14.34%	$165,925	8.0%	$207,406	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	275,575	13.29%	124,444	6.0%	165,925	8.0%
CET1 Capital (to Risk-Weighted Assets)	275,575	13.29%	93,333	4.5%	134,814	6.5%
Tier 1 Capital (to Average Assets)	275,575	12.16%	90,663	4.0%	113,329	5.0%

As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%
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
The Bank did not pay dividends to the Company during the three and six months ended June 30, 2024 and 2023.
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
During the three and six months ended June 30, 2024 and 2023, there were no dividends declared to shareholders by the Company.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at June 30, 2024 and December 31, 2023:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
June 30, 2024
+300bps	$337.3	$23.9	7.6%	$84.7	$(0.2)	(0.2)%
+200bps	332.8	19.4	6.2%	85.3	0.4	0.5%
+100bps	325.4	12.0	3.8%	85.4	0.5	0.6%
Base case	313.4			84.9
-100bps	296.2	(17.2)	(5.5)%	82.1	(2.8)	(3.3)%
-200bps	270.2	(43.2)	(13.8)%	80.9	(4.0)	(4.7)%
-300bps	231.3	(82.1)	(26.2)%	79.8	(5.1)	(6.0)%

December 31, 2023
+300bps	$359.1	$37.1	11.5%	$86.9	$(0.4)	(0.4)%
+200bps	351.1	29.1	9.0%	87.6	0.3	0.3%
+100bps	339.5	17.5	5.4%	87.7	0.4	0.5%
Base case	322.0			87.3
-100bps	295.4	(26.6)	(8.3)%	84.4	(2.9)	(3.3)%
-200bps	252.8	(69.2)	(21.5)%	83.1	(4.2)	(4.8)%
-300bps	186.7	(135.3)	(42.0)%	82.0	(5.3)	(6.0)%
The modeled NII results at June 30, 2024 and December 31, 2023 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower at a faster pace than the decline in deposit rates. In a rising rate environment at June 30, 2024, our NII results indicated there would be a modest increase in the net interest income in all scenarios, compared to an increase in the net interest income in the +100 and +200 rate shock scenarios, and a slight decrease in the net interest income in the +300 rate shock scenario at June 30, 2024 and December 31, 2023. The changes in NII in a rising rate environment are primarily attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing liquidity and deposit pressures in the banking industry.
The modeled EVE results at June 30, 2024 and December 31, 2023 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended June 30, 2024.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2024	—	$—	—	550,000
May 1 - 31, 2024	—	$—	—	550,000
June 1 - 30, 2024	—	$—	—	550,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.
Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed on April 24, 2023)
3.2	Agreement of Merger dated as of July 31, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification

101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: August 12, 2024	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)