Form 10-Q
period 2024-09-30
California BanCorp \ CA
filed 2024-11-14
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2024, the registrant had 32,165,188 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2024

Cautionary Note Regarding Forward-Looking Statements
In this quarterly report on Form 10-Q, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to California BanCorp, formerly known as Southern California Bancorp, and California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A., collectively and on a consolidated basis. The words “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
The statements in this quarterly report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, statements made about the Company’s prospects and results following the merger of the former California BanCorp (“CALB”) into the Company and the merger of the former California Bank of Commerce into the Bank on July 31, 2024 (collectively, the “Merger”, as well as forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
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
•concentration of our business activities within the geographic area of California;
•credit risks in our loan portfolio, the adequacy of our reserves for credit losses and the appropriateness of our methodology for calculating such allowance for credit losses;
•the impacts of pandemics, natural disasters, including earthquakes, floods, droughts, and fires, particularly in California;
•our ability to manage a contracting balance sheet or revenue consideration;

•our ability to retain deposits during the integration and conversion activities related to the Merger;
•the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of costs being greater than anticipated or cost savings being less than anticipated;
•    potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger;
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$115,165	$33,008
Federal funds and interest-bearing balances	499,258	53,785
Total cash and cash equivalents	614,423	86,793
Debt securities available-for-sale, at fair value (amortized cost of $163,384 and $136,366 at September 30, 2024 and December 31, 2023)	159,330	130,035
Debt securities held-to-maturity, at amortized cost (fair value of $49,487 and $50,432 at September 30, 2024 and December 31, 2023)	53,364	53,616
Loans held for sale, at lower of cost or fair value	33,704	7,349
Loans held for investment	3,199,714	1,957,442
Allowance for credit losses on loans	(53,552)	(22,569)
Loans held for investment, net	3,146,162	1,934,873
Restricted stock, at cost	27,394	16,055
Premises and equipment, net	13,996	13,270
Right-of-use asset	15,310	9,291
Other real estate owned, net	4,083	—
Goodwill	112,515	37,803
Core deposit intangible, net	23,031	1,195
Bank owned life insurance	66,180	38,918
Deferred taxes, net	45,644	11,137
Accrued interest receivable and other assets	47,631	19,917
Total assets	$4,362,767	$2,360,252
LIABILITIES
Noninterest-bearing demand	$1,368,303	$675,098
Interest-bearing NOW accounts	781,125	381,943
Money market and savings accounts	1,149,268	636,685
Time deposits	442,219	249,830
Total deposits	3,740,915	1,943,556
Borrowings	69,142	102,865
Operating lease liability	19,211	12,117
Accrued interest payable and other liabilities	35,435	13,562
Total liabilities	3,864,703	2,072,100
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,142,427 and 18,369,115 at September 30, 2024 and December 31, 2023	441,684	222,036
Retained earnings	59,236	70,575
Accumulated other comprehensive loss - net of taxes	(2,856)	(4,459)
Total shareholders’ equity	498,064	288,152
Total liabilities and shareholders’ equity	$4,362,767	$2,360,252
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$47,528	$28,977	$105,169	$83,983
Interest on debt securities	1,687	942	4,129	2,506
Interest on tax-exempted debt securities	306	359	918	1,302
Interest on deposits at other financial institutions	4,101	964	5,850	2,473
Interest and dividends on other interest-earning assets	505	242	1,174	689
Total interest and dividend income	54,127	31,484	117,240	90,953
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	11,073	5,922	24,882	13,555
Interest on time deposits	5,087	1,867	11,253	4,373
Interest on borrowings	1,025	434	2,662	1,446
Total interest expense	17,185	8,223	38,797	19,374
Net interest income	36,942	23,261	78,443	71,579
Provision for (reversal of) credit losses	22,963	(96)	25,525	91
Net interest income after provision for (reversal of) credit losses	13,979	23,357	52,918	71,488
NONINTEREST INCOME
Service charges and fees on deposit accounts	842	286	1,582	881
Interchange and ATM income	294	184	647	558
Gain (loss) on sale of loans	8	(54)	423	831
Income from bank owned life insurance	398	238	925	693
Servicing and related income on loans, net	82	61	150	223
Gain on sale of available-for-sale debt securities	—	—	—	34
Loss on sale and disposal of fixed assets	—	—	(19)	—
Other charges and fees	(450)	100	48	261
Total noninterest income	1,174	815	3,756	3,481
NONINTEREST EXPENSE
Salaries and employee benefits	15,385	9,736	33,771	29,651
Occupancy and equipment	2,031	1,579	4,928	4,553
Data processing and communications	1,536	1,144	3,872	3,376
Legal, audit and professional	669	598	1,742	2,050
Regulatory assessments	544	369	1,278	1,188
Director and shareholder expenses	520	215	952	642
Merger and related expenses	14,605	—	15,645	—
Core deposit intangible amortization	687	128	817	309
Other real estate owned expenses	3	—	5,026	—
Other expenses	1,700	1,012	3,635	2,638
Total noninterest expense	37,680	14,781	71,666	44,407
(Loss) income before income taxes	(22,527)	9,391	(14,992)	30,562
Income tax (benefit) expense	(6,063)	2,835	(3,653)	9,064
Net (loss) income	(16,464)	6,556	(11,339)	21,498
(Loss) earnings per share:
Basic	$(0.59)	$0.36	$(0.53)	$1.18
Diluted	$(0.59)	$0.35	$(0.53)	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(16,464)	$6,556	$(11,339)	$21,498

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale:
Change in net unrealized loss	5,155	(3,809)	2,277	(4,017)
Reclassification of gain recognized in net income	—	—	—	(34)
	5,155	(3,809)	2,277	(4,051)
Income tax expense (benefit):
Change in net unrealized loss	1,524	(1,124)	674	(1,237)
Reclassification of gain recognized in net income	—	—	—	(10)
	1,524	(1,124)	674	(1,247)
Total other comprehensive income (loss), net of tax	3,631	(2,685)	1,603	(2,804)
Total comprehensive (loss) income, net of tax	$(12,833)	$3,871	$(9,736)	$18,694

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2024:
Balance at June 30, 2024	18,547,352	$224,006	$75,700	$(6,487)	$293,219
Stock-based compensation	—	2,804	—	—	2,804
Issuance of common stock in business combination[1]	13,497,091	214,380	—	—	214,380
Restricted stock units vested[2]	141,263	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(44,779)	(341)	—	—	(341)
Net loss	—	—	(16,464)	—	(16,464)
Other comprehensive income	—	—	—	3,631	3,631
Balance at September 30, 2024	32,142,427	$441,684	$59,236	$(2,856)	$498,064

Nine months ended September 30, 2024:
Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
Stock-based compensation	—	4,695	—	—	4,695
Issuance of common stock in business combination[1]	13,497,091	214,380	—	—	214,380
Stock options exercised	82,900	716	—	—	716
Restricted stock units vested[2]	280,051	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(86,730)	(968)	—	—	(968)
Net loss	—	—	(11,339)	—	(11,339)
Other comprehensive income	—	—	—	1,603	1,603
Balance at September 30, 2024	32,142,427	$441,684	$59,236	$(2,856)	$498,064
1 Includes $1.3 million related to replacement awards granted in connection with the business combination for the three and nine months ended September 30, 2024 (Refer to Note 2 - Business Combinations).
2 The three and nine months ended September 30, 2024 include $825 thousand related to the acceleration of 123,123 replacement awards issued in connection with the business combination for non-continuing directors, executives and employees (Refer to Note 2 - Business Combinations).

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

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2024 and 2023
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(11,339)	$21,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation on premises and equipment	1,216	1,171
Core deposit intangible amortization	817	309
Amortization of (discounts) premiums of debt securities	(605)	258
Gain on sale of loans	(415)	(831)
Loss on sale and disposal of fixed assets	19	—
Loans originated for sale	(5,956)	(2,954)
Proceeds from sales of and principal collected on loans held for sale	6,778	11,887
Provision for credit losses	25,525	91
Deferred income tax expense	(4,960)	1,021
Stock-based compensation	4,695	3,763
Increase in cash surrender value of bank owned life insurance	(925)	(693)
Gain on sale of available-for-sale debt securities	—	(34)
Loss on sale of other real estate owned	4,783	—
Valuation allowance on other real estate owned	614	—
Accretion of net discounts and deferred loan fees	(5,647)	(1,471)
Net decrease in other items	12,062	7,523
Net cash provided by operating activities	26,662	41,538

INVESTING ACTIVITIES
Net cash acquired in business combination	336,298	—
Proceeds from sale of debt securities available for sale	3,400	17,307
Proceeds from maturities and paydowns of debt securities available for sale	15,097	8,339
Purchases of debt securities available for sale	(2,041)	(28,736)
Net change in stock investments	(4,178)	(3,987)
Net repayment (funding) of loans	74,768	(35,427)
Proceeds from sale of loans held for investment	456	50
Proceeds from sale of other real estate owned	8,327	—
Purchases of premises and equipment	(410)	(239)
Net cash provided by (used in) investing activities	431,717	(42,693)

FINANCING ACTIVITIES
Net increase in deposits	154,503	51,927
Proceeds from Federal Home Loan Bank advances	—	15,000
Repayment of Federal Home Loan Bank advances	(85,000)	(57,000)
Proceeds from exercise of stock options	716	93
Repurchase of common shares	(968)	(504)
Net cash provided by financing activities	69,251	9,516

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2024 and 2023
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Net change in cash and cash equivalents	527,630	8,361
Cash and cash equivalents at beginning of period	86,793	86,760
Cash and cash equivalents at end of period	$614,423	$95,121

Supplemental Disclosures of Cash Flow Information:
Interest paid	$33,935	$18,941
Taxes paid	4,770	—
Lease liability arising from obtaining right-of-use assets	105	3,193
Loans transferred to loans held for sale	25,900	—
Loans transferred to other real estate owned	17,701	—
Net impact of adoption of ASU 2016-13 on retained earnings	—	3,851
Liabilities assumed in business combination (Note 2):
Fair value of assets acquired	$1,938,700	—
Fair value of stock and equity award consideration	(215,205)	—
Cash consideration	(1,433)	—
Liabilities assumed	$1,722,062	—

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP (FORMERLY SOUTHERN CALIFORNIA BANCORP) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
California BanCorp (formerly Southern California Bancorp) is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. (formerly Bank of Southern California, N.A.) under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby the Bank. became a wholly-owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010, and to California Bank of Commerce, N.A. on July 31, 2024. The Bank has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to the new California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 14 branch offices serving California. Many of the banking offices have been acquired through a number of acquisitions.
On May 11, 2023, our common stock was listed on the Nasdaq Capital Market under the symbol BCAL. Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.

Merger with California BanCorp
On January 30, 2024, Southern California Bancorp announced the execution of a definitive merger agreement with the former California BanCorp (“CALB”), the holding company for California Bank of Commerce, pursuant to which CALB would merge into Southern California Bancorp in an all-stock merger. The merger received all required regulatory approvals on May 13, 2024, shareholder approvals on July 17, 2024 and closed on July 31, 2024 (the “merger”). Shareholders of Southern California Bancorp also approved a change of the Company’s name from Southern California Bancorp to California BanCorp. Refer to Note 2 - Business Combinations for additional information. California BanCorp retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Operating Segments
We operate one reportable segment — commercial banking. The factors considered in making this determination include that: 1) all of the banking products and services offered by the Company are available in each branch of the Company; 2) all branches are located within the same economic environment; 3) management does not allocate resources based on the performance of different lending or transaction activities; and 4) how information is reviewed by the chief executive officer and other key decision makers. As a result, the Company determined that all services we offer will be reported as a single operating segment.

Recently Adopted Accounting Guidance
On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of historical experience, current conditions and reasonable and supportable forecasts to estimate expected credit losses for financial assets held at the reporting date. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses. If the measurement indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities. The Company elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital over a three-year transition period.
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
At adoption of CECL and continuing through September 30, 2024, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 3 – Investment Securities, for more information.
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
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation and is updated each period to reflect management’s expectations of CECL as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the provision for (reversal of) credit losses in the consolidated statements of operations. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
Allowance for Credit Losses — Available-for-Sale Debt Securities
For available-for-sale debt securities, the Company evaluates, on an individual basis, whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The portion of the decline attributable to credit losses is recognized through an ACL, and changes in the ACL on available-for-sale debt securities are recorded as a component of the provision for (reversal of) credit losses in the consolidated statements of operations. The portion of decline in fair value below the amortized cost basis not attributable to credit is recognized through other comprehensive income (loss), net of applicable taxes.

Allowance for Credit Losses — Acquired Debt Securities
The Company has acquired debt securities through merger or acquisitions. To the extent acquired debt securities have more than insignificant credit deterioration since origination, they are designated as purchased credit-deteriorated (“PCD”) securities. An ACL is determined using the same methodology as with other debt securities. The sum of a PCD security’s fair value and associated ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the debt security is a noncredit discount or premium, which is amortized into interest income over the life of the security. Subsequent changes to the ACL are recorded through provision for credit losses.
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
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in provision for (reversal of) credit losses in the consolidated statements of operations. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
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
The Company’s loan portfolio consists of the following segments, based on regulatory call codes and related risk ratings:
Construction and land development loans are typically adjustable rate residential and commercial construction loans to builders, developers and consumers, with terms generally limited to 12 to 36 months. These loans generally require payment in full upon the sale or refinance of the property. Construction and development loans generally carry a higher degree of risk because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property, unless the project is user-owned which would then convert to a conventional term loan. Specific material risks may include (i) unforeseen delays in the building of the project, (ii) cost overruns or inadequate contingency reserves, (iii) poor management of construction process, (iv) inferior or improper construction techniques, (v) changes in the economic environment during the construction period, (vi) a downturn in the real estate market, (vii) rising interest rates which may impact the sale of the property and its price, and (viii) failure to sell or stabilize completed projects in a timely manner. The Company attempts to reduce risks associated with construction and land development loans by obtaining personal guarantees and by keeping the maximum loan-to-value (“LTV”) ratio at or below 75%, depending on the project type. Many of the construction and land development loans include interest reserves built into the loan commitment. For owner-occupied commercial construction loans, periodic cash payments for interest are required from the borrower’s cash flow.

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
The Company’s commercial and industrial (“C&I”) loans are generally made to businesses located in the Southern and Northern California regions and surrounding communities. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. The Company’s C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to provide working capital to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses.
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. The Company acquired consumer solar loans from the CALB merger. These loans were originated and serviced by unaffiliated third parties. The remaining average term ranges from 6 to 23 years. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.
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

Allowance for Credit Losses — Acquired Loans
In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), loans purchased or acquired in connection with a business combination are recorded at their acquisition date fair value. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. The ACL related to the acquired loan portfolio is not carried over from the acquiree. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (PCD) loans, or loans with no evidence of credit deterioration (non-PCD).
PCD loans are those loans or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for credit losses.

Non-PCD loans are those loans for which there was no evidence of a more-than-insignificant credit deterioration at their acquisition date. Acquired non‑PCD loans, together with originated loans held for investment that share similar risk characteristics, are pooled into segments together. Upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL for its originated loans held for investment. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.
Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments. Beginning January 1, 2023, management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for (reversal of) credit losses in the consolidated statements of operations and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.

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

NOTE 2 – BUSINESS COMBINATIONS

California BanCorp Merger

On July 31, 2024 (the “Merger Date”), the Company completed its merger with California BanCorp (“CALB”) on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into Bank of Southern California, N.A. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provides an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.
The Merger was an all-stock transaction valued at approximately $216.6 million based on a closing price of the Company’s common stock of $15.79 on July 31, 2024. Under the terms of the Agreement and Plan of Merger and Reorganization, each outstanding share of CALB common stock was exchanged for the right to receive 1.590 shares of the Company’s common stock, resulting in the net issuance of approximately 13,497,091 shares, with cash (without interest) paid in lieu of fractional shares. An additional 82,364 net shares were issued to CALB’s non-continuing directors, officers and employees where the Company had granted and fully accelerated replacement restricted stock units totaling 123,123 shares with a fair value of $1.9 million, of which $825 thousand related to pre-combination vesting and was included in purchase consideration and $1.1 million related to post-combination vesting and was recognized in expense of the combined company at merger closing. The Company also granted replacement awards for 295,512 unvested restricted stock units, with a fair value of $4.7 million, to CALB’s continuing directors, officers and employees. Of this amount, $1.3 million related to pre-combination vesting and was included in purchase consideration and $3.4 million related to post-combination vesting and will be recognized in expense of the combined company over the remaining vesting period. In addition, the Company settled for cash all in-the-money CALB stock options immediately prior to the merger in the amount of $1.7 million.
The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the acquired assets and assumed liabilities of CALB were recorded at their respective fair values on the date of completion of the merger with certain exceptions. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. As the final CALB tax return has not yet been completed, initial accounting for taxes was incomplete as of September 30, 2024. The valuation of acquired loans, may also change as additional information for certain loans is obtained subsequent to acquisition. These changes could differ materially from what is presented below.
The following table represents the allocation of the purchase consideration to the preliminary fair value of assets acquired and liabilities assumed of CALB, subject to finalization, as of July 31, 2024:

(dollars in thousands)		Fair Value
Assets acquired:
Cash and cash equivalents		$336,298
Debt securities, available-for-sale		42,560
Loans held for investment		1,359,040
Allowance for credit losses - PCD loans		(11,216)
Restricted stock		6,328
Other equity securities		6,437
Premises and equipment		1,670
Operating lease right-of-use asset		7,743
Prepaid expenses		876
Deferred taxes, net		30,221
Bank owned life insurance		26,338
Core deposit intangible		22,653
Other assets		35,040
Total assets acquired		1,863,988

Liabilities assumed:
Deposits		1,642,938
Borrowings		50,832
Operating lease liabilities		9,033
Other liabilities		19,259
Total liabilities assumed		1,722,062
Net assets acquired		$141,926

Purchase consideration:
Outstanding shares of CALB, July 31, 2024	8,488,829
Restricted stock units vested fully at merger closing(1)	77,436
Shares of CALB common stock exchanged	8,566,265
Exchange ratio	1.590
Shares of BCAL common stock issued to CALB shareholders at closing, before fractional shares	13,620,361
Less: fractional shares	(147)
Shares of BCAL common stock issued to CBC shareholders at closing	13,620,214
BCAL closing price per share, July 31, 2024	$15.79
Fair value of common shares issued and exchanged		$215,063
Less: fair value of accelerated restricted stock units attributable to post-combination vesting(2)(3)		(1,119)
Fair value of common shares issued and exchanged attributable to purchase consideration		213,944
Cash paid for outstanding stock options(4)		1,431
Cash paid for fractional shares		2
Restricted stock consideration(5)		1,261
Total purchase consideration		216,638
Goodwill recognized		$74,712

(1)Represents 5,596 unvested restricted stock units of non-continuing CALB directors that were automatically fully vested and converted under the merger agreement and 71,840 of unvested restricted shares (replacement awards) for non-continuing executives and employees that were accelerated and fully vested. The portion of the fair value of these awards attributable to pre-combination vesting is included as a component of purchase consideration. The portion of the fair value of these awards attributable to post-combination vesting (See #2 below) was reflected in expense of the combined company upon merger closing
(2)Represents the fair value of the 77,436 CALB restricted stock units (replacement awards) that were accelerated for non-continuing directors, executives and employees that was attributable to post-combination vesting. Upon acceleration, 51,801 net CALB shares were then converted into the right to receive the Company’s common stock after 25,635 of CALB shares were surrendered by certain executives and employees to pay for taxes. The portion of the fair value of these awards attributable to post-combination vesting was recognized as an expense of the combined company upon merger closing.
(3)Included in this amount is $472 thousand related to 31,355 restricted stock units that fully vested due to change in control agreements (double trigger) held by four executives that are no longer employed by the Company upon closing of the Merger.
(4)Represents the payment of (a) $1.3 million for 283,641 vested stock options at a weighted average exercise price of $18.22 and (b) $82 thousand for 92,685 unvested stock options at a weighted average price of $19.03 attributable to pre-combination vesting based on the $22.98 Option Cashout Price. An additional $284 thousand was paid for the portion of unvested stock options attributable to post-combination vesting and was recognized as an expense of the combined company upon merger closing. There were 65,785 unvested stock options at a weighted average price of $23.81 that were out-of-the-money at July 31, 2024 and excluded from stock option consideration as they were cancelled under the terms of the merger agreement.
(5)Represents the fair value of 185,878 unvested restricted stock units (replacement awards) for continuing executives and employees attributable to pre-combination vesting. A forfeiture rate of 3% was applied in determining share-based awards expected to vest.

Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and was primarily attributable to the expected synergies and the expansions of economies of scale and new territory from combining the operations of the Company and CALB. Goodwill is not deductible for U.S. income tax purposes and is not amortized. Rather, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value.
The following methods and assumptions were used to estimate the fair value of significant financial instruments:
Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximates fair value due to the short-term nature and liquidity of these instruments.
Debt securities available for sale. The fair values of debt securities was determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Loans held for investment. The Company utilized an independent third-party to assist in valuing loans held for investment. The fair value of the acquired loan portfolio was determined by segregating the portfolio into three groups: PCD loans, non-accruing PCD loans and all other loans (“non-PCD loans”). These three categories were further segmented by loan type. For non-PCD loans, the fair value for each individual loan segment consisted of the principal balance adjusted for both an interest component and credit component, which was calculated on a pool basis using a discounted cash flow approach. The discount rates utilized for this approach were based on a weighted average cost of capital, considering the cost of equity and cost of debt and other factors. Expected loan cash flows incorporated default, loss, and prepayment rates based on industry standards.
PCD loans are defined as loans that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer's assessment. The initial amortized cost basis for PCD loans represents the fair value of the loans plus an allowance for credit losses at the date of acquisition. The fair value for PCD loans incorporated market-based loss rates used to estimate expected life of loan credit losses. The noncredit discount resulting from the acquired PCD loans was allocated to each individual asset. At the acquisition date, the initial allowance for credit losses was determined on a collective basis and was allocated to the individual PCD loans. The initial allowance for credit losses for PCD loans includes expected recoveries of amounts previously charged off and expected to be charged off by the Company. The non-credit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate at acquisition date.
The following table presents the composition of purchased credit-deteriorated (“PCD”) loans as of the acquisition date:

(dollars in thousands)	Amount
Unpaid principal balance	$111,720
Allowance for credit losses - PCD loans	(11,216)
Non-credit discount amount	(5,107)
Loans previously charged-off by CALB	(10,171)
PCD loans acquired	$85,226
Bank owned life insurance. The carrying amount of bank owned life insurance approximates fair value given the liquidity of these instruments.
Deferred tax assets, net. The fair value of acquired deferred tax assets and liabilities represents the estimated amount of tax benefits for acquired assets and assumed liabilities that the Company expects to be recognized on it tax returns. The Company utilized an effective tax rate of 29.56% in determining the fair value on deferred taxes, net.
Core deposit intangible. The fair value of the core deposit intangible was determined using was determined by evaluating the underlying characteristics of the deposit relationships, including estimated customer attrition, projected deposit interest rates, net maintenance cost of the deposit base, and costs of alternative funding. The value of the after-tax savings on cost of funds is the present value over an estimated fifty-year horizon, using the discount rate applicable to the asset. The core deposit intangible will be amortized over the expected account retention period, which was originally estimated at approximately 10 years or 120 months. The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.
Deposits. The fair values of demand and savings deposits represent the amount payable on demand at acquisition date. The fair value of time deposits was determined using a discounted cash flow approach, which involved determining the present value of the required contractual payments over the remaining life of the time deposits using market-based interest rates.
Borrowings. The fair value of subordinated notes was determined using a discounted cash flow approach, which involved determining the present value of required contractual payments over the estimated life of the notes, factoring in expected redemption dates, discounted at a rate that incorporated market-based interest rates, inclusive of a credit spread and liquidity premium.

Total merger-related costs, which are reflected as merger and related costs in the accompanying consolidated statements of operations, included the following total amounts for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2024
Financial advisory fees	$2,326	$2,576
Legal, accounting, valuation and other professional costs	300	768
Information technology	4,466	4,729
Change in control costs/severance	6,238	6,238
Insurance	919	919
Other	356	415
	$14,605	$15,645

The following table presents the total revenue and net income amounts related to CALB’s operations included in the Company’s consolidated statements of operations from the acquisition date of July 31, 2024 through September 30, 2024:

Three and Nine Months Ended September 30,
(dollars in thousands)	2024
Net interest income and noninterest income(1)	$11,912
Net income(1)	$3,429
(1)As the Company has integrated the operations of CALB into its consolidated operating results, the above table reflects identifiable activities attributable to assets acquired and liabilities assumed in the Merger including, but not limited to, interest income on loans and investments, interest expense on deposits and borrowings, branch-level income and expenses and other identifiable activities. The amounts above do not reflect purchase accounting adjustments and other merger-related activity.

The following supplemental pro forma information presents certain financial results for the three and nine months ended September 30, 2024 and 2023 as if the merger of CALB was effective as of January 1, 2023. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

Supplemental unaudited pro forma financial information:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net interest income and noninterest income	$35,002	$37,359	$128,376	$139,682
Net (loss) income	(5,692)	15,094	6,515	17,500

Pro forma net (loss) income for the three and nine months ended September 30, 2024 were adjusted to exclude merger and related expenses approximately $17.8 million and $20.5 million, respectively. Pro forma net income for the nine months ended September 30, 2023 was adjusted to include the $20.5 million of merger and related expenses. Pro forma net (loss) income for the three and nine months ended September 30, 2024 were also adjusted to exclude the provision of credit losses approximately $21.3 million, comprised of $18.5 million for the initial ACL for non-PCD loans and $2.7 million for the initial ACL for unfunded commitments. Pro forma net income for the nine months ended September 30, 2023 was adjusted to include these amounts.

NOTE 3 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Taxable municipals	$553	$—	$(70)	$483
Tax exempt bank-qualified municipals	52,811	—	(3,807)	49,004
	$53,364	$—	$(3,877)	$49,487

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$93,445	$1,284	$(2,470)	$92,259
SBA securities	5,754	12	(82)	5,684
U.S. Treasury	17,552	34	(265)	17,321
U.S. Agency	2,000	—	(257)	1,743
Collateralized mortgage obligations	42,796	180	(2,403)	40,573
Taxable municipals	1,007	1	(85)	923
Tax exempt bank-qualified municipals	830	—	(3)	827
	$163,384	$1,511	$(5,565)	$159,330

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

During the three and nine months ended September 30, 2024 and 2023, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.1 million and $788 thousand at September 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At September 30, 2024, debt securities with an amortized cost of $56.3 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured line of credit of $49.7 million to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the Federal Reserve. There were $53.6 million debt securities pledged to the Federal Reserve as collateral for a secured line of credit of $47.3 million at December 31, 2023. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $9.9 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of September 30, 2024 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2024
Due in one year or less	$—	$—	$27,641	$27,668
Due after one year through five years	—	—	10,246	9,367
Due after five years through ten years	22,282	20,911	17,670	16,579
Due after ten years	31,082	28,576	107,827	105,716
	$53,364	$49,487	$163,384	$159,330
Realized Gains and Losses
The following table presents gross realized gains and losses for sales and calls of available-for-sale debt securities for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross gains on sales and calls	$—	$—	$—	$181
Gross losses on sales and calls	—	—	—	(147)
Gain on sale of available-for-sale debt securities	—	—	—	34

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
September 30, 2024:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(51)	$9,361	$(2,419)	$20,025	$(2,470)	$29,386
SBA securities	(1)	167	(81)	3,231	(82)	3,398
U.S. Treasury	—	—	(265)	2,456	(265)	2,456
U.S. Agency	—	—	(257)	1,743	(257)	1,743
Collateralized mortgage obligations	(84)	2,686	(2,319)	31,274	(2,403)	33,960
Taxable municipals	—	—	(85)	422	(85)	422
Tax exempt bank-qualified municipals	—	—	(3)	827	(3)	827
	$(136)	$12,214	$(5,429)	$59,978	$(5,565)	$72,192
December 31, 2023:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(160)	$23,738	$(3,068)	$20,951	$(3,228)	$44,689
SBA securities	(8)	2,193	(101)	1,790	(109)	3,983
U.S. Treasury	—	—	(343)	2,417	(343)	2,417
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(311)	15,684	(2,691)	23,360	(3,002)	39,044
Taxable municipals	—	—	(107)	921	(107)	921
Tax exempt bank-qualified municipals	—	—	(21)	810	(21)	810
	$(479)	$41,615	$(6,661)	$51,919	$(7,140)	$93,534

As of September 30, 2024, the Company had a total of 70 available-for-sale debt securities in a gross unrealized loss position totaling $5.6 million, consisting of 62 securities with total gross unrealized losses of $5.4 million that had been in a continual loss position for twelve months and longer. As of December 31, 2023, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $7.1 million, consisting of 58 securities with total gross unrealized losses of $6.7 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At September 30, 2024, the Company had a net unrealized loss on available-for-sale debt securities of $4.1 million, or $2.9 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $6.3 million, or $4.5 million net of tax in accumulated other comprehensive loss, at December 31, 2023.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At September 30, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $923 thousand and $827 thousand, respectively. At September 30, 2024, all of these securities were rated AA and above. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand at December 31, 2023.

At September 30, 2024, 61 held-to-maturity debt securities with fair values totaling $49.5 million had gross unrealized losses totaling $3.9 million, compared to 58 held-to-maturity debt securities with fair values totaling $48.3 million had gross unrealized losses totaling $3.2 million at December 31, 2023. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At September 30, 2024 and December 31, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $46.2 million and $47.0 million, respectively and rated AA- totaled $3.3 million and $3.4 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at September 30, 2024 and 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023.

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
The table below summarizes the Company’s restricted stock investments at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Reserve Bank	$12,089	$7,430
Federal Home Loan Bank	15,305	8,625
	$27,394	$16,055

In connection with the Merger, the Company acquired $5.9 million of FHLB stock during the three and nine months ended September 30, 2024. Additionally, during the three and nine months ended September 30, 2024, the Company purchased $4.6 million and $4.7 million, respectively, of Federal Reserve stock, and there were no purchases and $820 thousand of purchases, respectively, of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand and $351 thousand at September 30, 2024 and December 31, 2023, respectively. The Company acquired $468 thousand of these two banker’s bank stocks in connection with the Merger during the three months ended September 30, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At September 30, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and nine months ended September 30, 2024 and 2023, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. At September 30, 2024 and December 31, 2023, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $7.8 million and $7.0 million, respectively. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered return of capital are recorded as a reduction of the Company’s investment. During the three and nine months ended September 30, 2024, the Company received $1.4 million and $1.3 million, respectively, of net capital distributions from these equity investments. During the three and nine months ended September 30, 2023, the Company made $219 thousand and $2.3 million, respectively, of net capital contributions to these equity investments. At September 30, 2024 and December 31, 2023, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and nine months ended September 30, 2024 and 2023, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These tax credit investments are reported in accrued interest receivable and other assets in the consolidated balance sheets, and are recorded net of accumulated amortization, using the proportional amortization method. At September 30, 2024, the aggregate funding commitment for these investments was $15.7 million, of which $13.1 million was acquired from the Merger. At December 31, 2023, the aggregate funding commitment for these investments was $2.0 million. The unfunded portion of these investments totaled $1.9 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets. The following table presents activity in qualifying low income housing projects for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Proportional amortization	$(187)	$—	$(238)	$—
Tax credits	257	—	393	—
Contributions	62	208	217	208

At September 30, 2024 and December 31, 2023, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern and Northern California markets effective July 31, 2024. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 75% and 83% of total loans at September 30, 2024 and December 31, 2023, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s loan portfolio at September 30, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Construction and land development	$247,934	$243,521
Real estate - other:
1-4 family residential	152,540	143,903
Multifamily residential	252,134	221,247
Commercial real estate and other	1,755,908	1,024,243
Commercial and industrial	765,472	320,142
Consumer	25,726	4,386
Loans held for investment (1)	3,199,714	1,957,442
Allowance for credit losses	(53,552)	(22,569)
Loans held for investment, net	$3,146,162	$1,934,873
(1)Loans held for investment includes net unearned fees of $1.6 million and $2.3 million and net unearned discounts on acquired loans of $66.0 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively. The Company recognized $4.2 million and $4.3 million, respectively, in interest accretion for acquired loans for the three and nine months ended September 30, 2024.

The Company has pledged $2.20 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.44 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $466.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of September 30, 2024. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At September 30, 2024, the Company had loans held for sale totaling $33.7 million, consisting of $7.8 million SBA 7(a) loans and $25.9 million C&I loans transferred from loans held for investment, compared to $7.3 million, consisting of only SBA 7(a) loans at December 31, 2023. The Company accounts for loans held for sale at the lower of carrying value or fair value. At September 30, 2024 and December 31, 2023, the fair value of loans held for sale totaled $34.5 million and $7.8 million, respectively.

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

The risk category of loans by class of loans and origination year as of September 30, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Construction and land development
Pass	$493	$40,861	$111,686	$51,163	$17,283	$2,340	$8,476	$—	$232,302
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	9,659	—	2,945	3,028	—	—	15,632
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	493	40,861	121,345	51,163	20,228	5,368	8,476	—	247,934
Real estate - other:
1-4 family residential
Pass	6,271	21,137	33,768	17,995	6,736	17,562	45,329	—	148,798
Special mention	—	—	—	—	—	847	—	—	847
Substandard	—	—	2,895	—	—	—	—	—	2,895
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	6,271	21,137	36,663	17,995	6,736	18,409	45,329	—	152,540
Multifamily residential
Pass	1,625	18,808	91,437	89,992	5,287	43,506	1,479	—	252,134
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	1,625	18,808	91,437	89,992	5,287	43,506	1,479	—	252,134

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
Commercial real estate and other
Pass	74,938	83,188	457,671	398,356	101,050	472,661	106,386	151	1,694,401
Special mention	—	9,585	5,059	14,148	2,277	10,870	1,596	497	44,032
Substandard	—	—	—	11,573	—	5,902	—	—	17,475
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	74,938	92,773	462,730	424,077	103,327	489,433	107,982	648	1,755,908
Commercial and industrial
Pass	48,106	75,264	122,585	45,355	15,765	70,103	271,764	—	648,942
Special mention	383	1,251	—	7,556	285	2,099	36,995	—	48,569
Substandard	—	50	21,535	268	—	3,644	42,464	—	67,961
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	48,489	76,565	144,120	53,179	16,050	75,846	351,223	—	765,472
Consumer
Pass	1,088	—	1,107	22,946	100	7	143	—	25,391
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	335	—	—	—	—	335
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	1,088	—	1,107	23,281	100	7	143	—	25,726
Total loans	$132,904	$250,144	$857,402	$659,687	$151,728	$632,569	$514,632	$648	$3,199,714

Total by risk rating:
Pass	$132,521	$239,258	$818,254	$625,807	$146,221	$606,179	$433,577	$151	$3,001,968
Special mention	383	10,836	5,059	21,704	2,562	13,816	38,591	497	93,448
Substandard	—	50	34,089	12,176	2,945	12,574	42,464	—	104,298
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$132,904	$250,144	$857,402	$659,687	$151,728	$632,569	$514,632	$648	$3,199,714

The risk category of loans by class of loans and origination year as of December 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Construction and land development
Pass	$25,113	$127,496	$71,199	$17,022	$2,071	$528	$—	$—	$243,429
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,113	127,496	71,199	17,022	2,071	620	—	—	243,521
Real estate - other:
1-4 family residential
Pass	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Multifamily residential
Pass	18,803	61,677	73,365	5,712	27,292	21,245	149	—	208,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	13,004	—	—	—	—	—	—	13,004
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,803	74,681	73,365	5,712	27,292	21,245	149	—	221,247

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate and other
Pass	76,434	304,524	287,245	57,736	51,992	203,976	36,543	1,626	1,020,076
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	—	—	—	—	1,171	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	76,434	307,225	287,245	57,736	51,992	205,147	36,838	1,626	1,024,243
Commercial and industrial
Pass	46,701	70,658	12,883	7,095	8,266	13,715	153,712	1,877	314,907
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	346	64	—	1,208	121	3,097	399	5,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	46,701	71,004	12,947	7,095	9,474	13,836	156,809	2,276	320,142
Consumer
Pass	163	—	39	91	6	11	4,076	—	4,386
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	163	—	39	91	6	11	4,076	—	4,386
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

Total by risk rating:
Pass	$192,142	$600,025	$464,938	$94,543	$94,511	$255,057	$230,125	$3,603	$1,934,944
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	13,350	64	—	1,208	1,384	3,097	399	19,502
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442

A summary of gross charge-offs by class of loans and origination year for the nine months ended September 30, 2024 and 2023 follows:

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Nine Months Ended September 30, 2024
Construction and land development	$—	$—	$967	$—	$—	$—	$—	$—	$967
Real estate - other:
1-4 family residential	—	—	—	—	—	—	1	—	1
Multifamily residential	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	37	24	—	—	—	—	—	61
Consumer	—	—	—	135	—	—	—	—	135
Total	$—	$37	$2,447	$135	$—	$—	$1	$—	$2,620

	Term Loans Gross Charge-offs by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Nine Months Ended September 30, 2023
Construction and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	12	—	—	12
Multifamily residential	—	—	—	—	—	—	—	—	—
Commercial real estate and other	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	15	—	9	—	—	24
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$15	$—	$21	$—	$—	$36

Past Due Loans
A summary of past due loans as of September 30, 2024 and December 31, 2023 follows:

	Current
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
September 30, 2024
Construction and land development	$—	$—	$—	$—	$238,275	$9,659	$247,934
Real estate - other:
1-4 family residential	—	—	—	—	149,645	2,895	152,540
Multifamily residential	—	—	—	—	252,134	—	252,134
Commercial real estate and other	18,175	—	—	18,175	1,728,628	9,105	1,755,908
Commercial and industrial	667	—	—	667	760,803	4,002	765,472
Consumer	96	172	37	305	25,421	—	25,726
	$18,938	$172	$37	$19,147	$3,154,906	$25,661	$3,199,714

	Current
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2023
Construction and land development	$—	$—	$—	$—	$243,521	$—	$243,521
Real estate - other:
1-4 family residential	—	—	—	—	143,903	—	143,903
Multifamily residential	—	—	—	—	208,243	13,004	221,247
Commercial real estate and other	—	—	—	—	1,024,243	—	1,024,243
Commercial and industrial	19	—	—	19	320,123	—	320,142
Consumer	—	—	—	—	4,386	—	4,386
	$19	$—	$—	$19	$1,944,419	$13,004	$1,957,442

The Company had $37 thousand in consumer solar loans that were over 90 days past due that were accruing interest at September 30, 2024. There were no loans over 90 days past due loans and still accruing interest as of December 31, 2023.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Construction and land development	$9,659	$9,659	$—	$—
Real estate - other:
1-4 family residential	2,895	2,895	—	—
Multifamily residential	—	—	13,004	13,004
Commercial real estate and other	9,105	117	—	—
Commercial and industrial	4,002	—	—	—
Consumer	—	—	—	—
	$25,661	$12,671	$13,004	$13,004

Collateral Dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At September 30, 2024, a substandard nonaccrual construction loan and a 1-4 family residential loan were classified as collateral dependent loans. The construction loan was collateralized by a stalled construction project for a single family residential estate located in Los Angeles, California. Based on the Company's internal analysis, the estimated collateral value was $9.7 million, and was $967 thousand lower than the subject loan’s net carrying value resulting in a partial charge-off in the third quarter of 2024. The net estimated collateral value after accounting for selling costs for the 1-4 family residential loan was sufficient to cover the subject loan’s net carrying value resulting in no partial charge-off in the third quarter of 2024. At December 31, 2023, a $13.0 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. The subject loan was partially charged off by $1.3 million in the fourth quarter of 2023, foreclosed on in the first quarter of 2024 and sold in the second quarter of 2024.

A summary of collateral dependent loans by collateral type as of September 30, 2024 and December 31, 2023 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
September 30, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	10,535	—	—
Commercial and industrial	—	271	2,301
	$10,535	$12,825	$2,301

December 31, 2023
Multifamily residential	$—	$13,004	$—
	$—	$13,004	$—

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $4.1 million and zero foreclosed assets at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company foreclosed on and sold $13.1 million of OREO related to a three-property multifamily OREO in Santa Monica, California, and recognized a $4.8 million pre-tax loss.

Additionally, during the nine months ended September 30, 2024, the Company foreclosed on a multifamily nonaccrual loan of $4.7 million, that was transferred to OREO. During the three and nine months ended September 30, 2024, the Company recorded a $614 thousand valuation allowance due to a decline in the fair value of the underlying property in the third quarter of 2024.

Modified Loans to Borrowers Experiencing Financial Difficulty

A summary of modified loans to borrowers experiencing financial difficulty as of September 30, 2024 follows:

(dollars in thousands)	Commercial & Industrial	Total
September 30, 2024:
Term extension:
Amortized cost basis	13,094	13,094
% of total class of loans	1.7%	0.4%

The modified loans to borrowers experiencing financial difficulty in the table above were all loans that were acquired in the Merger.

There were no modified loans to borrowers experiencing financial difficulty as of December 31, 2023.

A summary of the payment status for modified loans to borrowers experiencing financial difficulty as of September 30, 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
September 30, 2024:
Commercial and industrial	—	—	397	397	12,697	13,094
	$—	$—	$397	$397	$12,697	$13,094

The modified loans were acquired from the merger. The were no new modifications or refinancings (including those with borrowers that are experiencing financial difficulty) of loans representing a new non-acquired loan or a continuation of an existing non-acquired loan during the three and nine months ended September 30, 2024, and 2023.

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
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the fourth week of September 2024. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by the Company when determining the scenario weighting. At September 30, 2024, the Moody’s economic forecast assumes two interest rate cuts in 2024. In its September 2024 meeting, the Federal Reserve chose to lower its key overnight borrowing rate by 50 basis points to 4.75% to 5.00%, amid signals that inflation was moderating and the labor market was weakening. The underlying assumptions in the Moody’s economic forecasts supporting the baseline forecast remained consistent in the expectation that the Federal Reserve will continue to reduce the Federal Reserve’s balance sheet through quantitative tightening at its current pace.
Moody’s baseline national gross domestic product forecast was 2.6% in 2024 on an annual average basis. The forecast assumes the growth is largely based on the Bureau of Economic Analysis’ upward revision of 2Q24 GDP. Growth in the following two years is forecasted at 2.1% in 2025 and 2.0% in 2026. The Conference Board increased their September forecast from 1% to 2.4%. The upward revision is now in line with Moody’s Baseline scenario of 2.6% while the Federal Reserve members median projection for GDP growth in 2024 and 2025 remained at 2.0%.
Moody’s economic forecasts for California suggested a modest change for its September 2024 baseline forecast state unemployment rate and Gross State Product (GSP) growth rate of 5.2% and 2.04%, respectively, declining to 4.9% and 1.3%, respectively, in 2025. Moody’s downside scenario forecasted the state unemployment rate would rise in the fourth quarter of 2024 and will reach 7.86% in the third quarter of 2025 from the weakening economy. The outlook for GSP growth rate was adjusted higher at the near term in baseline and downside scenario from 1.54% and 1.05%, respectively, in the fourth quarter of 2024 to 1.60% and -0.77%, respectively, in the fourth quarter of 2025. The mix changes in these key economic forecasts for California would have a mix impact to the Company ACL.

During the third quarter of 2024, the Company updated its historical prepayment and curtailment rates analysis, which reflected a moderate decrease from the second quarter of 2024 primarily due to lower payoffs and paydowns.
Accrued interest receivable on loans receivable, net, totaled $14.2 million and $6.4 million at September 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a provision for unfunded loan commitments of $3.3 million and $3.1 million, respectively, for the three and nine months ended September 30, 2024, of which $2.7 million related to the initial allowance for unfunded credit commitments acquired in the Merger. There was a $298 thousand and $509 thousand negative provision for unfunded loan commitments for the three and nine months ended September 30, 2023, respectively. The provision for unfunded loan commitments is included in provision for (reversal of) credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $4.1 million and $933 thousand at September 30, 2024 and December 31, 2023, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for loan losses (ALL)
Balance, beginning of period	$23,788	$22,502	$22,569	$17,099
Adoption of ASU No. 2016-13(1)	—	—	—	5,027
Initial allowance for acquired PCD loans	11,216	—	11,216	—
Provision for loan losses(2)	19,711	202	22,387	600
Charge-offs	(1,163)	—	(2,620)	(36)
Recoveries	—	1	—	15
Net (charge-offs) recoveries	(1,163)	1	(2,620)	(21)
Balance, end of period	$53,552	$22,705	$53,552	$22,705
Reserve for unfunded loan commitments
Balance, beginning of period	$819	$1,538	$933	$1,310
Adoption of ASU No. 2016-13(1)	—	—	—	439
Provision for (reversal of) credit losses for unfunded loan commitments(3)	3,252	(298)	3,138	(509)
Balance, end of period	4,071	1,240	4,071	1,240
Allowance for credit losses, end of period	$57,623	$23,945	$57,623	$23,945
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.
(2)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.
(3)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended September 30, 2024
Beginning of period	$2,942	$17,048	$3,795	$3	$23,788
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
(Reversal of) provision for loan losses(1)	(219)	10,020	8,769	1,141	19,711
Charge-offs	(967)	—	(61)	(135)	(1,163)
Recoveries	—	—	—	—	—
Net charge-offs	(967)	—	(61)	(135)	(1,163)
End of period	$2,084	$29,460	$20,858	$1,150	$53,552
Three Months Ended September 30, 2023
Beginning of period	$3,556	$15,097	$3,808	$41	$22,502
(Reversal of) provision for loan losses	(1,021)	1,318	(70)	(25)	202
Charge-offs	—	—	—	—	—
Recoveries	—	—	1	—	1
Net recoveries	—	—	1	—	1
End of period	$2,535	$16,415	$3,739	$16	$22,705
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three months ended September 30, 2024. There was no similar activity in the comparable 2023 period.

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Nine Months Ended September 30, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
Provision for loan losses(1)	691	12,245	8,322	1,129	22,387
Charge-offs	(967)	(1,457)	(61)	(135)	(2,620)
Recoveries	—	—	—	—	—
Net charge-offs	$(967)	$(1,457)	$(61)	$(135)	$(2,620)
End of period	$2,084	$29,460	$20,858	$1,150	$53,552

Nine Months Ended September 30, 2023
Beginning of period	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(2)	881	2,983	1,132	31	5,027
(Reversal of) provision for loan losses	(647)	1,753	(463)	(43)	600
Charge-offs	—	(12)	(24)	—	(36)
Recoveries	—	—	15	—	15
Net charge-offs	$—	$(12)	$(9)	$—	$(21)
End of period	$2,535	$16,415	$3,739	$16	$22,705
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.

(2)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $150.2 million and $58.8 million at September 30, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $36.3 million and $35.4 million at September 30, 2024, and December 31, 2023, for which there was a related servicing asset of $415 thousand and $546 thousand, respectively.
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
A summary of changes in the SBA servicing asset for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$521	$683	$546	$514
Additions	—	—	109	216
Amortization (1)	(106)	(54)	(240)	(101)
Balance, end of period	$415	$629	$415	$629
(1) Amortization included accelerated amortization of $84 thousand and $29 thousand for the three months ended September 30, 2024 and 2023, respectively, and $174 thousand and $32 thousand for the nine months ended September 30, 2024 and 2023, respectively.

There were no SBA 7(a) loan sales during the three months ended September 30, 2024 and 2023.
SBA 7(a) loans sold during the nine months ended September 30, 2024 totaled $6.3 million resulting in total gains on sale of SBA loans of $415 thousand. SBA 7(a) loans sold during the nine months ended September 30, 2023 totaled $10.9 million resulting in total gains on sale of SBA loans of $874 thousand.
The fair value of the servicing asset approximated the carrying value at September 30, 2024 and December 31, 2023. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2024 and December 31, 2023 included:

(dollars in thousands)	September 30, 2024	December 31, 2023
Discount rate:
Range	6.5% – 25.4%	10.5% – 26.2%
Weighted average	14.3%	16.1%
Prepayment speed:
Range	12.4% – 38.7%	11.2% – 48.1%
Weighted average	20.1%	19.0%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of operations, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Contractually specified fees	$114	$113	297	309
Amortization	(106)	(54)	(240)	(101)
Net servicing fees	$8	$59	$57	$208
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $112.5 million at September 30, 2024 and $37.8 million at December 31, 2023. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock prices. During the third quarter of 2024, our stock price and market capitalization decreased due primarily to market volatility related to economic uncertainty and rising political tensions prior to the Presidential election. We also noted the trends in our recent financial results were primarily driven by the impact of the Merger and the loss for the quarter was primarily due to merger related expenses. In early November, our stock price and market capitalization recovered and after assessing the totality of these events and circumstances, we determined it is not likely that the fair value of a reporting unit is less than its carrying amount at September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2023, and as a result of that assessment had determined that there has been no impairment to the goodwill.
The following table presents changes in the carrying amount of goodwill for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$37,803	$37,803	$37,803	$37,803
Goodwill from CALB merger	74,712	—	74,712	—
Balance, end of period	$112,515	$37,803	$112,515	$37,803

Core deposit intangibles are amortized over remaining periods of 4.3 to 9.8 years. As of September 30, 2024, the weighted-average remaining amortization period for core deposit intangibles was approximately 9.6 years. The Company performs the annual impairment analysis for the core deposit intangibles at least annually during the fourth quarter of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual core deposit intangibles impairment test performed at September 30, 2023 and therefore, believes that there was no impairment as of September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in core deposit intangibles for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross balance, beginning of period	$4,185	$4,185	$4,185	$4,185
Additions from CALB merger	22,653	—	22,653	—
Gross balance, end of period	$26,838	$4,185	$26,838	$4,185

Accumulated amortization:
Balance, beginning of period	$(3,120)	$(2,782)	$(2,990)	$(2,601)
Amortization	(687)	(128)	(817)	(309)
Balance, end of period	(3,807)	(2,910)	(3,807)	(2,910)
Net core deposit intangible, end of period	$23,031	$1,275	$23,031	$1,275

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2024	$998
2025	3,641
2026	3,051
2027	2,761
2028	2,465
Thereafter	10,115
$23,031

NOTE 7 - DEPOSITS
The Company is a participant in the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) network. The Company receives an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As of September 30, 2024, reciprocal deposits increased to $839.7 million, representing 22.4% of total deposits and 22.1% of Bank’s total liabilities, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non core funding dependence ratio. These two ratios were still within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, of which $98.4 million was in ICS, $306.6 million in R&T and $37.7 million in CDARS.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $162.0 million and $122.6 million as of September 30, 2024 and December 31, 2023, respectively. Brokered time deposits totaled $222.6 million and $107.8 million as of September 30, 2024 and December 31, 2023, respectively.

The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of September 30, 2024 and December 31, 2023, total collateralized deposits, including the deposits of State of California and their public agencies, were $104.9 million and $72.7 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At September 30, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Remainder of 2024	$265,493
2025	171,637
2026	4,765
2027	74
2028 and thereafter	250
$442,219

NOTE 8 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of September 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
FHLB advances	$—	$85,000
Subordinated notes	69,142	17,865
Total borrowings	$69,142	$102,865
Federal Home Loan Bank Secured Line of Credit
At September 30, 2024, the Company had a secured line of credit of $786.1 million from the FHLB, of which $663.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2024, the Company had pledged $2.20 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.44 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at September 30, 2024, the Company used $122.5 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no overnight borrowings at September 30, 2024. The Company had overnight borrowings of $85.0 million with an interest of 5.70% at December 31, 2023, respectively.
Federal Reserve Bank Secured Line of Credit
At September 30, 2024, the Company had credit availability of $446.4 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2024, the Company had pledged debt securities with an amortized cost of $56.3 million as collateral, and qualifying loans with an unpaid principal balance of $466.8 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company had no discount window borrowings at September 30, 2024 and December 31, 2023.

Federal Funds Unsecured Lines of Credit
At September 30, 2024, the Company had six overnight unsecured credit lines from correspondent banks totaling $110.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2024 and December 31, 2023.
Revolving Line of Credit
The Company assumed a senior revolving line of credit from CALB in connection with the Merger with a commitment of $3.0 million. This facility is secured by 100% of the common stock of the Bank. This revolving line of credit bears interest, due quarterly, at a rate of Prime plus 0.40% and matures in November 2024. The revolving line of credit contains certain financial covenants, including but not limited to, minimum capital, classified asset, nonperforming asset, primary and secondary liquidity, and debt service coverage ratios. At September 30, 2024, the Company was in compliance with all covenants under the revolving line of credit. There were no borrowings under this revolving line of credit at September 30, 2024.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2024 and December 31, 2023, were $63 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense is recorded in interest expense in the consolidated statements of operations. At September 30, 2024, the Company was in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At September 30, 2024, the net unamortized fair value discount was $688 thousand, The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2024, the Company was in compliance with all covenants and terms of these notes.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At September 30, 2024, the net unamortized fair value discount was $3.1 million. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2024, the Company was in compliance with all covenants and terms of these notes.

NOTE 9 - SHAREHOLDERS’ EQUITY
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
There were no shares repurchased under this share repurchase plan during the three and nine months ended September 30, 2024.

During the third quarter of 2024, the Company issued 13,579,454 shares of common stock, including net shares for the settlement of accelerated restricted stock units, in connection with the Merger (refer to Note 2 - Business Combinations for additional information)

NOTE 10 - (LOSS) EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net (loss) income and shares outstanding to the (loss) income and number of shares used to compute EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net (loss) income	$(16,464)	$6,556	$(11,339)	$21,498

Weighted average common shares outstanding - basic	27,705,844	18,304,023	21,579,175	18,216,546
Dilutive effect of outstanding:
Stock options and unvested stock grants	—	368,109	—	416,344
Weighted average common shares outstanding - diluted[1]	27,705,844	18,672,132	21,579,175	18,632,890

(Loss) earnings per common share - basic	$(0.59)	$0.36	$(0.53)	$1.18
(Loss) earnings per common share - diluted[1]	$(0.59)	$0.35	$(0.53)	$1.15
(1)Weighted average diluted shares for GAAP diluted EPS are the same as shares for calculating basis EPS due to the antidilutive effect of the diluted shares when considering the GAAP loss for the three and nine months ended September 30, 2024.

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of basic EPS for the three and nine months ended September 30, 2023 because the performance conditions had been met. For the three months ended September 30, 2024 and 2023, there were 538,726 and 14,750 restricted stock units and 58,785 and 12,750 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, there were 392,424 and 91,080 restricted stock units and 71,066 and 8,637 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 11 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$5,295	$7,732	$5,928	$8,073
Assumed in the Merger	22,523	—	22,523	—
New credit granted	—	—	—	—
Repayments	(18)	(1,136)	(651)	(1,477)
Balance, end of period	$27,800	$6,596	$27,800	$6,596
Directors and related interests deposits at September 30, 2024 and December 31, 2023, amounted to approximately $30.4 million and $16.4 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of any class of the Company’s voting securities and is former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and nine months ended September 30, 2024 and 2023 was $11 thousand and $33 thousand, respectively, and future minimum lease payments under the lease were $118 thousand and $151 thousand, respectively as of September 30, 2024 and December 31, 2023.
On April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At September 30, 2024 and December 31, 2023, total capital contributions made to this investment were $1.1 million and $910 thousand, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$1,033,055	$405,854
Letters of credit issued to customers	17,978	4,939
Commitments to contribute capital to other equity investments	7,278	3,170
	$1,058,311	$413,963
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and nine months ended September 30, 2024 was $161 thousand and $323 thousand, respectively, and for the three and nine months ended September 30, 2023 was $83 thousand and $240 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
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
In connection with the Merger, each of the 185,878 outstanding, unvested restricted stock units granted to the continuing directors, executives and employees under CALB’s Amended and Restated 2017 Equity Incentive Plan were converted into 295,512 unvested restricted stock units of the Company. Each such converted restricted stock unit award continues to be subject to the same terms and conditions as were applicable to the corresponding CALB restricted stock unit award immediately prior to the Merger. The weighted average remaining term on these assumed restricted stock units was 4.0 years, ranging from two months to 5.0 years. All outstanding unvested CALB restricted stock units of 77,436 shares in aggregate that were held by employees who are not continuing directors, executives and employees were accelerated and became fully vested and converted automatically into the right to receive approximately 82,364 shares of the Company’s common stock after 25,635 of CALB shares were surrendered by certain executives and employees to pay for taxes at the effective time of the Merger.
For the three and nine months ended September 30, 2024, total stock-based compensation cost related to stock options and restricted shares units was $2.8 million and $4.7 million, respectively. Included in these amounts was $1.1 million related to the acceleration of vesting for replacement awards issued in connection with the Merger to non-continuing directors, executives and employees. For the three and nine months ended September 30, 2023, total stock-based compensation cost related to stock options and restricted shares units was $1.0 million and $3.8 million, respectively. For the three and nine months ended September 30, 2024, the

Company did not record any accelerated stock-based compensation expense for the performance-based restricted stock units. For three and nine months ended September 30, 2023, the Company recorded $632 thousand for an accelerated stock-based compensation expense for the performance-based restricted stock units.
Stock Options
As of September 30, 2024, there was $25 thousand of total unrecognized compensation cost related to the outstanding stock options. There were 1,500 stock options exercised with the intrinsic value of $12 thousand during the three months ended September 30, 2024, and no stock options exercised during the three months ended September 30, 2023.
There were 82,900 and 10,950 stock options exercised during the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value of stock options exercised was approximately $570 thousand and $78 thousand for the nine months ended September 30, 2024 and 2023, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2024 and 2023.
A summary of changes in outstanding stock options during the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	175,363	$9.47	272,813	$9.30
Granted	—	$—	—	$—
Exercised	(1,500)	$6.61	(82,900)	$8.64
Expired	—	$—	(750)	$5.93
Forfeited	—	$—	(15,300)	$10.75
Outstanding at end of period	173,863	$9.50	173,863	$9.50	2.8	$920
Options exercisable	167,663	$9.46	167,663	$9.46	2.7	$894

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	288,338	$9.26	326,868	$9.53
Granted	—	$—	—	$—
Exercised	—	$—	(10,950)	$8.53
Forfeited	(200)	$10.99	(27,780)	$12.78
Outstanding at end of period	288,138	$9.26	288,138	$9.26	3.4	$1,369
Options exercisable	260,638	$8.97	260,638	$8.97	3.1	$1,312

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and nine months ended September 30, 2024 and 2023 is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	661,116	$13.06	637,899	$13.11
Granted(1)	769,002	$15.50	937,037	$15.45
Vested(2)	(141,262)	$15.75	(280,050)	$15.79
Forfeited	(77,808)	$15.67	(83,838)	$15.67
Unvested at end of period	1,211,048	$13.06	1,211,048	$13.06
(1)Includes 418,634 shares granted as replacement awards to continuing and non-continuing directors, executives and employees in connection with the Merger for the three and nine months ended September 30, 2024. The fair value of these replacement awards attributable to post-combination vesting a) will be recognized over the remaining vesting period for continuing directors, executives and employees and b) was immediately recognized for non-continuing directors, executives and employees as components of compensation expense.
(2)Includes the discretionary vesting of 123,123 replacement awards issued in connection with the Merger for non-continuing directors, executives and employees for the three and nine months ended September 30, 2024.

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

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. As of September 30, 2024, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions. For the nine months ended September 30, 2023, the Company recorded accelerated stock-based compensation totaling $632 thousand.
As of September 30, 2024, there was $12.4 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 3.2 years. The total unrecognized compensation expense included $2.5 million related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 3.8 years. The total grant date fair value of restricted stock units vested was $2.2 million and $4.4 million for the three and nine months ended September 30, 2024, and $259 thousand and $4.3 million for the three and nine months ended September 30, 2023. Related tax expenses were approximately $4 thousand and $89 thousand for the three months ended September 30, 2024, respectively. Related tax expenses were approximately $2 thousand for the three months ended September 30, 2023 and related tax benefits were $642 thousand for the nine months ended September 30, 2023.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
NOTE 14 - REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Prior to the merger with CALB during the third quarter of 2024, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the Company became subject to the consolidated capital rules at the bank holding company level.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and Bank also elected to exclude the effects of credit loss accounting under CECL from common equity Tier 1 capital ratio for a three-year transitional period.
A bank holding company and bank considered to be “adequately capitalized” is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. A holding company and bank considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of September 30, 2024, the Company and the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). As of December 31, 2023, the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for PCA. Management believes, as of September 30, 2024 and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at September 30, 2024. At September 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the Company’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$478,321	12.65%	$302,513	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	365,382	9.66%	226,885	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	365,382	9.66%	170,163	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	365,382	10.55%	138,588	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$473,738	12.53%	$302,427	8.0%	$378,033	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	429,941	11.37%	226,820	6.0%	302,427	8.0%
CET1 Capital (to Risk-Weighted Assets)	429,941	11.37%	170,115	4.5%	245,722	6.5%
Tier 1 Capital (to Average Assets)	429,941	12.41%	138,572	4.0%	173,215	5.0%

As of December 31, 2023:
California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

The primary source of funds for the Company is dividends from the Bank. Under federal law, the Bank may not declare a dividend in excess of its undivided profits and, absent the approval of the OCC, the Bank’s primary banking regulator, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank is also prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.
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
Loans Held for Investment, net: The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. The fair value for PCD loans incorporated market-based loss rates used to estimated expected life of loan credit losses. The noncredit discount resulting from the acquired PCD loans was allocated to each individual asset. If an individually evaluated loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. For the fair value of collateral-dependent individually evaluated loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. New appraisals in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The estimated fair value hierarchy level and estimated fair value of financial instruments at September 30, 2024 and December 31, 2023, is summarized as follows:

		September 30, 2024		December 31, 2023
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$115,165	$115,165	$33,008	$33,008
Fed funds and interest-bearing balances	Level 1	499,258	499,258	53,785	53,785
Debt securities available for sale	Level 1/2	159,330	159,330	130,035	130,035
Debt securities held to maturity	Level 2	53,364	49,487	53,616	50,432
Loans held for sale	Level 2	33,704	34,508	7,349	7,834
Loans held for investment, net	Level 3	3,146,162	3,144,451	1,934,873	1,883,154
Restricted stock, at cost	Level 2	27,394	27,394	16,055	16,055
Other equity securities	Level 2	14,712	14,712	9,187	9,187
Accrued interest receivable	Level 2	15,632	15,632	7,301	7,301

Financial liabilities:
Deposits	Level 2	3,740,915	3,740,963	1,943,556	1,943,007
Borrowings	Level 2	69,142	69,053	102,865	102,447
Accrued interest payable	Level 2	4,976	4,976	477	477

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$92,259	$—	$92,259
SBA securities	—	5,684	—	5,684
U.S. Treasury	17,321	—	—	17,321
U.S. Agency	—	1,743	—	1,743
Collateralized mortgage obligations	—	40,573	—	40,573
Taxable municipals	—	923	—	923
Tax exempt bank-qualified municipals	—	827	—	827
	$17,321	$142,009	$—	$159,330

December 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$74,434	$—	$74,434
SBA securities	—	5,782	—	5,782
U.S. Treasury	2,417	—	—	2,417
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	43,501	—	43,501
Taxable municipals	—	1,421	—	1,421
Tax exempt bank-qualified municipals	—	810	—	810
	$2,417	$127,618	$—	$130,035
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At September 30, 2024, the Company’s individual evaluated collateral dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. These reviews resulted in a partial charge off of $967 thousand on the individually evaluated loans in the third quarter of 2024.
At December 31, 2023, the Company took a partial charge-off of $1.3 million on an individually evaluated collateral-dependent loan based on its recent property appraisals during the year ended December 31, 2023.

Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
During the three and nine months ended September 30, 2024, the Company recorded a $614 thousand valuation allowance due to a decline in the fair value of the underlying property in the third quarter of 2024. This amount is included within other charges and fees in the accompanying consolidated statements of operations.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Collateral dependent loans (1):
Construction and Land	$10,000	$—	$—	$10,000
1-4 Family Residential	4,600	—	—	4,600
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083

December 31, 2023
Collateral dependent loans (1):
Multifamily Residential	$13,000	$—	$—	$13,000
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of September 30, 2024 and December 31, 2023.

	Asset Fair	Valuation	Unobservable	% or Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
September 30, 2024
Construction and Land	$10,000	Market approach	Land value	N/A
1-4 Family Residential	4,600	Market approach	Cost to sell	7.50%-7.50% (7.50%)
Other real estate owned, net	$4,083	Market approach	Cost to sell	5.75%-5.75% (5.75%)

December 31, 2023
Multifamily Residential	$13,000	Income approach	Capitalization rate	3.84%-4.94% (4.50%)

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
Overview
California BanCorp, formerly known as Southern California Bancorp, is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A., became the wholly owned subsidiary of the Company. California Bank of Commerce, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
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
Recent Developments
Merger with California BanCorp (“CALB”)
On July 31, 2024, the Company completed its all-stock merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. At July 31, 2024, CALB had total loans of $1.43 billion , total assets of $1.91 billion, and total deposits of $1.64 billion. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provides an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained all banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Bay Area to the Bank’s 13 full-service bank branches located throughout the Southern California region.
Under the terms of the Agreement and Plan of Merger and Reorganization, each outstanding share of CALB common stock was exchanged for the right to receive 1.590 shares of the Company’s common stock, resulting in the net issuance of approximately 13,579,454 shares, with cash (without interest) paid in lieu of fractional shares and repurchase of shares for settlement of accelerated restricted stock units. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Part I - Financial

Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Impact of Federal Reserve Rapid Rate Hiking Cycle on the Economy and Banking Industry
Between March 2022 and September 2023, the Federal Reserve raised interest rates eleven times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years. The rapid rate hiking cycle was in response to an increase in inflation, as measured by the Consumer Price Index, from 1.2% in November 2020 to 9.1% in July 2022, which has since moderated to 2.4% in September 2024. In its September 2024 meeting, the Federal Reserve reduced federal funds interest rates by 50 basis points to a target rate between 4.75% and 5.0%. In the statement issued after the meeting, the Federal Reserve noted it “has gained greater confidence that inflation is moving sustainably toward 2%, and judges that the risks to achieving its employment and inflation goals are roughly in balance.”
Concerns regarding a potential recession have moderated with full year U.S. 2023 GDP reported at 2.5%, slowing to 1.3% in the first quarter of 2024 and rebounding to 3.0% and 2.8% in the second and third quarters of 2024, respectively, with Moody’s full-year 2024 GDP growth forecast at 2.7%. California’s 2023 GDP increased by 2.1% from 2022 and it is forecast by Moody’s to decrease by 2.0% in 2024 and 1.3% in 2025. Despite the anticipated slowdown in California, it is still considered to have the fifth largest economy in the world. Higher interest rates and broader economic headwinds have put a damper on investment, particularly in the near term for the tech industry, which employs 8% of the state’s workforce, as tech payrolls have trended lower over the past year. The U.S. Bureau of Labor Statistics reports California’s September 2024 unemployment rate at 5.3%; it has been a range between 5.0% and 5.3% since September 2023.
The rapid rise in interest rates between 2022 and 2023 resulted in an industry-wide reduction in the fair value of many banks’ securities portfolios, pressuring their liquidity. The subsequent bank runs led to the failure of several financial institutions beginning in March of 2023 and the distress at New York Community Bank in early 2024, fostering a state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. The situation has stabilized due to strong actions taken by federal regulators in attempts to calm the markets, coupled with the Federal Reserve’s initiation of reductions to the federal funds interest rate.
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. The recent uncertainty in the banking industry has provided us with an opportunity to attract new clients that have concerns about the banks they have been doing business with, based on the above events. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. We also have elected to vigorously defend our deposit base in the face of increasing competition and deposit costs by adjusting the rates we pay on interest-bearing deposits.
We have a highly skilled and experienced lending production team and credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at September 30, 2024, our concentration of such loans represented 479% of our total risk-based capital. In addition, at September 30, 2024, total loans secured by commercial real estate under construction and land development represented 51% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at September 30, 2024 were $18.8 million and there were $2.4 million charge-offs during the nine months ended September 30, 2024. At September 30, 2024, our only OREO, carried at $4.1 million, was from a multifamily nonaccrual loan we foreclosed on in the third quarter of 2024.

Given the nature of our commercial banking business, approximately 44% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2024. However, we offer our deposit customers access to the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits allow us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion. Our total reciprocal deposits increased to $839.7 million, representing 22% of total deposits and 22% of Bank’s total liabilities at September 30, 2024, compared to $274.1 million, or 14% of total deposits at December 31, 2023. The excess over 20% increased our wholesale funding to total assets ratio and net non core funding dependence ratio. These two ratios were still within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, of which included $98.4 million in ICS, $306.6 million in R&T and $37.7 in CDARS.
We have a small investment portfolio of high-quality securities. In 2022, we deployed our excess cash by purchasing held-to-maturity debt securities that are not marked to market, which means there is no unrealized loss recorded through the accumulated other comprehensive loss if their market value is impacted by changes in interest rates. We continue to reposition our debt securities mix to protect us from an unpredictable interest rate environment. In connection with the Merger, our investment portfolio increased by $42.6 million, consisting primarily of treasury and mortgage-backed securities. At September 30, 2024, the amortized cost of our held-to-maturity debt securities was $53.4 million, or approximately 1.2% of total assets. The fair value of our available-for-sale debt securities was $159.3 million, or approximately 3.7% of total assets. The decreases in the 10-Year Treasury Bond to below 4% in the third quarter, resulted in a lower net unrealized losses on our debt securities at September 30, 2024. The 10-Year Treasury Bond was approximately 3.8% at the end of September 2024. At September 30, 2024, our accumulated other comprehensive loss, net of taxes, decreased to $2.9 million, compared to $4.5 million at December 31, 2023. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $5.6 million at September 30, 2024. The results of our stress testing on our debt security portfolio at September 30, 2024, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $24.8 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
At September 30, 2024, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2023:
•Total cash and cash equivalents of approximately $614.4 million, compared to $86.8 million.
•Total liquidity ratio of approximately 21.0%, compared to 11.1%.
•Unpledged, liquid securities at fair value were approximately $146.7 million, compared to $130.0 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $663.6 million, compared to $339.2 million. At September 30, 2024, there were no overnight FHLB borrowings.
•Available borrowing capacity from the Federal Reserve Discount Window program was approximately $446.4 million, compared to $141.6 million. There were no outstanding borrowings under this program at September 30, 2024.
•Available borrowing capacity from seven unsecured credit lines from correspondent banks totaling $113.5 million at both period ends. There were no outstanding borrowings on these lines at September 30, 2024.
•Total available borrowing capacity was approximately $1.22 billion at September 30, 2024, compared to $555.8 million.

•Total available liquidity was approximately $1.98 billion at September 30, 2024.
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
•Merger cost savings being less than anticipated;
•Increases in other comprehensive loss from the unrealized losses on available-for-sale debt securities; and
•Liquidity stresses to maintain sufficient levels of high-quality liquid assets and access to borrowing lines.

Critical Accounting Policies and Estimates
We have chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and we apply those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements included in the 2023 Annual Report on Form 10-K.

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Part I - Financial Information, Item 1 - Financial Statements of this filing.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands except share and per share data)	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
EARNINGS
Net interest income	$36,942	$21,007	$23,261	$78,443	$71,579
Provision for (reversal of) credit losses	$22,963	$2,893	$(96)	$25,525	$91
Noninterest income	$1,174	$1,169	$815	$3,756	$3,481
Noninterest expense	$37,680	$19,005	$14,781	$71,666	$44,407
Income tax (benefit) expense	$(6,063)	$88	$2,835	$(3,653)	$9,064
Net (loss) income	$(16,464)	$190	$6,556	$(11,339)	$21,498
Pre-tax pre-provision income(1)	$436	$3,171	$9,295	$10,533	$30,653
Adjusted pre-tax pre-provision income(1)	$15,041	$3,662	$9,295	$26,178	$30,653
Diluted (loss) earnings per share	$(0.59)	$0.01	$0.35	$(0.53)	$1.15
Ending shares outstanding	32,142,427	18,547,352	18,309,282	32,142,427	18,309,282

PERFORMANCE RATIOS
Return on average assets	(1.82)%	0.03%	1.12%	(0.55)%	1.25%
Adjusted return on average assets(1)	1.01%	0.11%	1.12%	0.74%	1.25%
Return on average common equity	(15.28)%	0.26%	9.38%	(4.48)%	10.63%
Adjusted return on average common equity(1)	8.44%	0.82%	9.38%	6.00%	10.63%
Yield on loans	6.79%	6.21%	5.97%	6.40%	5.89%
Yield on earning assets	6.49%	5.97%	5.72%	6.15%	5.63%
Cost of deposits	2.09%	2.12%	1.56%	2.09%	1.22%
Cost of funds	2.19%	2.21%	1.62%	2.19%	1.30%
Net interest margin	4.43%	3.94%	4.23%	4.12%	4.43%
Efficiency ratio(1)	98.9%	85.7%	61.4%	87.2%	59.2%
Adjusted efficiency ratio(1)	60.5%	83.5%	61.4%	68.2%	59.2%
Net charge-offs to average loans held-for-investment	(0.17)%	(0.31)%	0.00%	(0.16)%	0.00%

	September 30, 2024	December 31, 2023
CAPITAL
Tangible equity to tangible assets(1)	8.58%	10.73%
Book value (BV) per common share	$15.50	$15.69
Tangible BV per common share(1)	$11.28	$13.56

ASSET QUALITY
Allowance for loan losses (ALL)	$53,552	$22,569
Reserve for unfunded loan commitments	4,071	933
Allowance for credit losses (ACL)	$57,623	$23,502
Allowance for loan losses to nonperforming loans	209%	174%
ALL to total loans	1.67%	1.15%
ACL to total loans	1.80%	1.20%
Net charge-offs to average loans held-for-investment	(0.16)%	(0.07)%
30-89 days past due, excluding nonaccrual loans	$19,110	$19
Over 90 days past due, excluding nonaccrual loans	$37	$—
Special mention loans	$93,448	$2,996
Special mention loans to total loans held for investment	2.92%	0.15%
Substandard loans	$104,298	$19,502
Substandard loans to total loans held for investment	3.26%	1.00%
Nonperforming loans	$25,698	$13,004
Nonperforming loans to total loans held for investment	0.80%	0.66%
Other real estate owned	$4,083	$—
Nonperforming assets	$29,781	$13,004
Nonperforming assets to total assets	0.68%	0.55%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$3,233,418	$1,964,791
Total assets	$4,362,767	$2,360,252
Deposits	$3,740,915	$1,943,556
Loans to deposits	86.4%	101.1%
Shareholders' equity	$498,064	$288,152
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
(1) Efficiency ratio is computed by dividing noninterest expense by total net interest income and noninterest income. We measure our success and the productivity of our operations through monitoring of the efficiency ratio. Adjusted noninterest expense is computed by adjusting noninterest expense for merger related expense for the period indicated. Adjusted efficiency ratio is computed by dividing adjusted noninterest expense by total net interest income and noninterest income.
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
(3) Adjusted net (loss) income is computed by adjusting net (loss) income for the tax-effected one-time initial provision for credit losses related to non-purchased credit deteriorated (“non-PCD”) loans and unfunded loan commitments and tax-effected merger related expense adjustments for the periods indicated.
(4) Average tangible common equity is computed by subtracting average goodwill and average core intangible deposits, (“net average intangible assets”), from average shareholders’ equity.
(5) Adjusted return on average assets is computed by dividing annualized adjusted net income by average assets. Adjusted return on average equity is computed by dividing annualized adjusted net income by average shareholders’ equity.
(6) Return on average tangible common equity is computed by dividing net (loss) income by average tangible common equity. Adjusted return on average tangible common equity is computed by dividing adjusted net income by average tangible common equity.
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
We consider average tangible common equity, tangible common equity, and the tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Efficiency Ratio
Noninterest expense	$37,680	$19,005	$14,781	$71,666	$44,407
Less: Merger and related expenses	14,605	491	—	15,645	—
Adjusted noninterest expense	$23,075	$18,514	$14,781	$56,021	$44,407

Net interest income	36,942	21,007	23,261	78,443	71,579
Noninterest income	1,174	1,169	815	3,756	3,481
Total net interest income and noninterest income	$38,116	$22,176	$24,076	$82,199	$75,060
(1) Efficiency ratio (non-GAAP)	98.9%	85.7%	61.4%	87.2%	59.2%
(1) Adjusted efficiency ratio (non-GAAP)	60.5%	83.5%	61.4%	68.2%	59.2%

Pre-tax Pre-provision Income
Net interest income	$36,942	$21,007	$23,261	$78,443	$71,579
Noninterest income	1,174	1,169	815	3,756	3,481
Total net interest income and noninterest income	38,116	22,176	24,076	82,199	75,060
Less: Noninterest expense	37,680	19,005	14,781	71,666	44,407
(2) Pre-tax pre-provision income (non-GAAP)	$436	$3,171	$9,295	$10,533	$30,653
Add: Merger and related expenses	14,605	491	—	15,645	—
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$15,041	$3,662	$9,295	$26,178	$30,653

Return on Average Assets, Equity, and Tangible Equity
Net (loss) income	$(16,464)	$190	$6,556	$(11,339)	$21,498
Add: After-tax Day1 provision for non PCD loans and unfunded loan commitments (1)	14,978	—	—	14,978	—
Add: After-tax merger and related expenses (1)	10,576	412	—	11,535	—
(3) Adjusted net income (non-GAAP)	$9,090	$602	$6,556	$15,174	$21,498

Average assets	$3,593,157	$2,294,678	$2,313,941	$2,735,695	$2,293,060
Average shareholders’ equity	428,558	294,121	277,442	337,813	270,405
Less: Average intangible assets	104,409	38,900	39,158	60,917	39,249
(4) Average tangible common equity (non-GAAP)	$324,149	$255,221	$238,284	$276,896	$231,156

Return on average assets	(1.82%)	0.03%	1.12%	(0.55%)	1.25%
(5) Adjusted return on average assets (non-GAAP)	1.01%	0.11%	1.12%	0.74%	1.25%
Return on average equity	(15.28%)	0.26%	9.38%	(4.48%)	10.63%
(5) Adjusted return on average equity (non-GAAP)	8.44%	0.82%	9.38%	6.00%	10.63%

	Three Months Ended			Nine Months Ended September 30,
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
(6) Return on average tangible common equity (non-GAAP)	(20.21%)	0.30%	10.92%	(5.47%)	12.43%
(6) Adjusted return on average tangible common equity (non-GAAP)	11.16%	0.95%	10.92%	7.32%	12.43%
(1) After-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$498,064	$288,152
Less: Intangible assets	135,546	38,998
(7) Tangible common equity (non-GAAP)	$362,518	$249,154

Total assets	$4,362,767	$2,360,252
Less: Intangible assets	135,546	38,998
(7) Tangible assets (non-GAAP)	$4,227,221	$2,321,254

Equity to asset ratio	11.42%	12.21%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	8.58%	10.73%
Book value per share	$15.50	$15.69
(9) Tangible book value per share (non-GAAP)	$11.28	$13.56
Shares outstanding	32,142,427	18,369,115

Impact of Merger on Earnings
The comparability of our financial information is affected by the merger with CALB. We completed this Merger on July31, 2024. This merger has been accounted for using the acquisition method of accounting and, accordingly, CALB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2024. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Results of Operations
Net (Loss) Income
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
Net loss for the three months ended September 30, 2024 was $16.5 million, or $0.59 per diluted share, compared to net income of $190 thousand or $0.01 per diluted share in the prior quarter. The $16.7 million decrease in net income from the prior quarter was primarily due to a $18.7 million increase in noninterest expense and a $20.1 million increase in the provision for credit losses, partially offset by a $15.9 million increase in net interest income and a $6.2 million decrease in income taxes. Results during the three months ended September 30, 2024 were negatively impacted by $15.0 million of after-tax CECL-related provisions for credit losses on loans and unfunded commitments related to the Merger and $10.6 million of after-tax merger expenses. Excluding one-time CECL-related provision for credit losses on acquired loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $9.1 million, or $0.33 per diluted share, for the third quarter of 2024. Pre-tax, pre-provision income for the three months ended September 30, 2024 was $436 thousand, a decrease of $2.7 million, or 86.3% compared to pre-tax, pre-provision income of $3.2 million for the three months ended June 30, 2024.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net loss for the three months ended September 30, 2024 was $16.5 million, or $0.59 per diluted share, compared to net income of $6.6 million, or $0.35 per diluted share for the same 2023 period. The $23.0 million decrease in net income from the three months ended September 30, 2023 was primarily due to a $22.9 million increase in noninterest expense, a $23.1 million increase in provision for credit losses, partially offset by a $13.7 million increase in net interest income and an $8.9 million decrease in income taxes. The increase in losses primarily related to the Merger as previously described above. Pre-tax, pre-provision income for the three months ended September 30, 2024 was $436 thousand, a decrease of $8.9 million, or 95.3% compared to pre-tax, pre-provision income of $9.3 million for the same 2023 period.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net loss for the nine months ended September 30, 2024 was $11.3 million, or $0.53 per diluted share, compared to net income of $21.5 million, or $1.15 per diluted share in the prior year. The $32.8 million decrease in net income from the prior year was primarily due to a $25.4 million increase in the provision for credit losses, and a $27.3 million increase in noninterest expense, partially offset by a $6.9 million increase in net interest income and a $12.7 million decrease in income taxes. Excluding one-time CECL-related provision for credit losses on acquired loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $15.2 million, or $0.70 per diluted share, for the nine months ended September 30, 2024. Pre-tax, pre-provision income for the nine months ended September 30, 2024 was $10.5 million, a decrease of $20.1 million, or 65.6% compared to pre-tax, pre-provision income of $30.7 million for the nine months ended September 30, 2023.

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

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$2,783,581	$47,528	6.79%	$1,882,845	$29,057	6.21%	$1,924,384	$28,977	5.97%
Taxable debt securities	149,080	1,687	4.50%	123,906	1,229	3.99%	111,254	942	3.36%
Tax-exempt debt securities (2)	53,682	306	2.87%	53,754	306	2.90%	59,630	359	3.02%
Deposits in other financial institutions	161,616	2,215	5.45%	47,417	638	5.41%	50,367	681	5.36%
Fed funds sold/resale agreements	143,140	1,886	5.24%	19,062	261	5.51%	20,653	283	5.44%
Restricted stock investments and other bank stock	24,587	505	8.17%	17,091	358	8.42%	16,365	242	5.87%
Total interest-earning assets	3,315,686	54,127	6.49%	2,144,075	31,849	5.97%	2,182,653	31,484	5.72%
Total noninterest-earning assets	277,471			150,603			131,288
Total assets	$3,593,157			$2,294,678			$2,313,941

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$617,373	$2,681	1.73%	$361,244	$2,134	2.38%	$353,714	$1,706	1.91%
Money market and savings accounts	999,322	8,392	3.34%	653,244	4,905	3.02%	675,609	4,216	2.48%
Time deposits	421,241	5,087	4.80%	259,722	3,145	4.87%	183,745	1,867	4.03%
Total interest-bearing deposits	2,037,936	16,160	3.15%	1,274,210	10,184	3.21%	1,213,068	7,789	2.55%
Borrowings:
FHLB advances	611	9	5.86%	27,391	387	5.68%	11,731	163	5.51%
Subordinated debt	52,246	1,016	7.74%	17,901	271	6.09%	17,830	271	6.03%
Total borrowings	52,857	1,025	7.71%	45,292	658	5.84%	29,561	434	5.82%
Total interest-bearing liabilities	2,090,793	17,185	3.27%	1,319,502	10,842	3.30%	1,242,629	8,223	2.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,031,844			658,001			768,148
Other liabilities	41,962			23,054			25,722
Shareholders’ equity	428,558			294,121			277,442
Total Liabilities and Shareholders’ Equity	$3,593,157			$2,294,678			$2,313,941
Net interest spread			3.22%			2.67%			3.09%
Net interest income and margin(4)		$36,942	4.43%		$21,007	3.94%		$23,261	4.23%
Cost of deposits(5)	$3,069,780	$16,160	2.09%	$1,932,211	$10,184	2.12%	$1,981,216	$7,789	1.56%
Cost of funds(6)	$3,122,637	$17,185	2.19%	$1,977,503	$10,842	2.21%	$2,010,777	$8,223	1.62%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $4.7 million, $386 thousand and $550 thousand for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 33.61%, 34.05% and 38.77% of average total deposits for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.
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

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$2,194,059	$105,169	6.40%	$1,906,327	$83,983	5.89%
Taxable debt securities	133,321	4,129	4.14%	104,881	2,506	3.19%
Tax-exempt debt securities (2)	53,759	918	2.89%	68,043	1,302	3.24%
Deposits in other financial institutions	87,966	3,569	5.42%	43,629	1,675	5.13%
Fed funds sold/resale agreements	57,634	2,281	5.29%	21,182	798	5.04%
Restricted stock investments and other bank stock	19,383	1,174	8.09%	15,774	689	5.84%
Total interest-earning assets	2,546,122	117,240	6.15%	2,159,836	90,953	5.63%
Total noninterest-earning assets	189,573			133,224
Total assets	$2,735,695			$2,293,060

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$446,759	$6,860	2.05%	$290,326	$3,301	1.52%
Money market and savings accounts	767,916	18,022	3.13%	674,452	10,254	2.03%
Time deposits	312,544	11,253	4.81%	170,620	4,373	3.43%
Total interest-bearing deposits	1,527,219	36,135	3.16%	1,135,398	17,928	2.11%
Borrowings:
FHLB advances	26,105	1,103	5.64%	16,282	632	5.19%
Subordinated debt	29,425	1,559	7.08%	17,807	814	6.11%
Total borrowings	55,530	2,662	6.40%	34,089	1,446	5.67%
Total interest-bearing liabilities	1,582,749	38,797	3.27%	1,169,487	19,374	2.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	784,609			829,082
Other liabilities	30,524			24,086
Shareholders’ equity	337,813			270,405
Total Liabilities and Shareholders’ Equity	$2,735,695			$2,293,060
Net interest spread			2.88%			3.42%
Net interest income and margin (4)		$78,443	4.12%		$71,579	4.43%
Cost of deposits (5)	$2,311,828	$36,135	2.09%	$1,964,480	$17,928	1.22%
Cost of funds (6)	$2,367,358	$38,797	2.19%	$1,998,569	$19,374	1.30%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $5.6 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 33.94%, and 42.20% of average total deposits for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30, 2024 vs. June 30, 2024			Three Months Ended September 30, 2024 vs. September 30, 2023			Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$15,487	$2,984	$18,471	$14,183	$4,368	$18,551	$13,526	$7,660	$21,186
Taxable debt securities	286	172	458	371	374	745	779	844	1,623
Tax-exempt debt securities	4	(4)	—	(31)	(22)	(53)	(218)	(166)	(384)
Deposits in other financial institutions	1,572	5	1,577	1,523	11	1,534	1,795	99	1,894
Fed fund sold/resale agreements	1,639	(14)	1,625	1,614	(11)	1,603	1,441	42	1,483
Restricted stock investments and other bank stock	158	(11)	147	147	116	263	181	304	485
Total interest-earning assets	19,146	3,132	22,278	17,807	4,836	22,643	17,504	8,783	26,287

Interest-bearing liabilities:
Interest-bearing NOW accounts	1,252	(705)	547	1,155	(180)	975	2,161	1,398	3,559
Money market and savings accounts	2,913	574	3,487	2,410	1,766	4,176	1,589	6,179	7,768
Time deposits	2,012	(70)	1,942	2,814	406	3,220	4,660	2,220	6,880
Total interest-bearing deposits	6,177	(201)	5,976	6,379	1,992	8,371	8,410	9,797	18,207
Borrowings:
FHLB advances	(378)	—	(378)	(159)	5	(154)	411	60	471
Subordinated debt	653	92	745	650	95	745	600	145	745
Total borrowings	275	92	367	491	100	591	1,011	205	1,216
Total interest-bearing liabilities	6,452	(109)	6,343	6,870	2,092	8,962	9,421	10,002	19,423
Net interest income	$12,694	$3,241	$15,935	$10,937	$2,744	$13,681	$8,083	$(1,219)	$6,864

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
Net interest income for the third quarter of 2024 was $36.9 million, compared with $21.0 million in the prior quarter. The increase in net interest income was primarily due to a $22.3 million increase in total interest and dividend income, partially offset by a $6.3 million increase in total interest expense in the third quarter of 2024 as compared to the prior quarter. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total interest-bearing liabilities from the Merger during the quarter. During the third quarter of 2024, loan interest income increased $18.5 million, of which $4.1 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $458 thousand, and interest and dividend income from other financial institutions decreased $3.3 million. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. Average total interest-earning assets increased $1.17 billion, the result of a $900.7 million increase in average total loans, a $114.2 million increase in average deposits in other financial institutions, a $25.1 million increase in average total debt securities, a $124.1 million increase in average Fed funds sold/resale agreements and a $7.5 million increase in average restricted stock investments and other bank stock. The increase in interest expense for the third quarter of 2024 was primarily due to a $6.0 million increase in interest expense on interest-bearing deposits, the result of a $763.7 million increase in average interest-bearing deposits, coupled with a $34.3 million increase in average subordinated debt, partially offset by a 6 basis point decrease in average interest-bearing deposit costs and a $378 thousand decrease in interest expense on Federal Home Loan Bank (“FHLB”) borrowings, the result of a $26.8 million decrease in average FHLB borrowings in the third quarter of 2024.
Net interest margin for the third quarter of 2024 was 4.43%, compared with 3.94% in the prior quarter. The increase was primarily related to a 52 basis point increase in the total interest-earning assets yield, coupled with a 2 basis point decrease in the cost of funds. The yield on total average earning assets in the third quarter of 2024 was 6.49%, compared with 5.97% in the prior quarter. The yield on average total loans in the third quarter of 2024 was 6.79%, an increase of 58 basis points from 6.21% in the prior quarter. Accretion income from the net purchase accounting discounts on acquired CALB loans was $4.1 million and the related amortization expense impact on interest expense was $278 thousand, which increased the net interest margin by 46 basis points in the third quarter of 2024. Accretion income from the net purchase accounting discounts on acquired CALB loans increased the yield on average total loans by 59 basis points in the third quarter of 2024.
Cost of funds for the third quarter of 2024 was 2.19%, a decrease of 2 basis points from 2.21% in the prior quarter. The decrease was primarily driven by a 6 basis point decrease in the cost of average interest-bearing deposits, and an increase in average noninterest-bearing deposits, partially offset by an increase of 187 basis points in the cost of total borrowings, which was driven primarily by the amortization expense of $373 thousand, or 281 basis points from the purchase accounting discounts on acquired subordinated debt. Average noninterest-bearing demand deposits increased $373.8 million to $1.03 billion and represented 33.6% of total average deposits for the third quarter of 2024, compared with $658.0 million and 34.1%, respectively, in the prior quarter; average interest-bearing deposits increased $763.7 million to $2.04 billion during the third quarter of 2024. The total cost of deposits in the third quarter of 2024 was 2.09%, a decrease of 3 basis points from 2.12% in the prior quarter. The cost of total interest-bearing deposits decreased primarily due to the Company’s deposit repricing strategy and paying off high cost brokered deposits in the third quarter of 2024.
Average total borrowings increased $7.6 million to $52.9 million for the third quarter of 2024, primarily due to an increase of $34.3 million in average subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a decrease of $26.8 million in average FHLB borrowings during the third quarter of 2024. The average cost of total borrowings was 7.71% for the third quarter of 2024, up from 5.84% in the prior quarter.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net interest income for the three months ended September 30, 2024 was $36.9 million, compared to $23.3 million for the three months ended September 30, 2023. The increase in interest income primarily relates to increases in total average interest-earning assets due to the Merger during the quarter. The $13.7 million increase in net interest income was due to higher average balances and yields on interest-earning assets, partially offset by higher average balances and costs of interest-bearing liabilities.
Net interest margin for the three months ended September 30, 2024 was 4.43%, compared with 4.23% for the same 2023 period. The 20 basis point increase was primarily related to a 77 basis point increase in the total average interest-earning assets yield resulting from higher market interest rates, accretion income from the net purchase accounting discounts on acquired loans and a change in our average interest-earning asset mix, partially offset by a 57 basis point increase in the cost of funds. The yield on total average earning assets during the three months ended September 30, 2024 was 6.49%, compared with 5.72% for the same 2023 period. The yield on average loans during the three months ended September 30, 2024 was 6.79%, an increase of 82 basis points from 5.97% for the same 2023 period. Accretion income from the net purchase accounting discounts on acquired loans was $4.1 million and the amortization expense impact on interest expense was $278 thousand, which increased the net interest margin by 46 basis points in the third quarter of 2024.
During the three months ended September 30, 2024, total interest income increased $22.6 million, comprised of a $18.6 million increase in total loan interest income, of which $4.1 million was related to accretion income from the net purchase accounting discounts on acquired loans, a $692 thousand increase in total debt securities income, and a $3.4 million increase interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value loan marks. Average interest-earning assets increased $1.13 billion, resulting primarily from a $859.2 million increase in average total loans, a $111.2 million increase in average deposits in other financial institutions, a $31.9 million increase in total average debt securities, a $8.2 million increase in average restricted stock investments and other bank stock, and a $122.5 million increase in average Fed fund sold/resale agreements.
During the three months ended September 30, 2024, total interest expense increased by $9.0 million to $17.2 million, comprised primarily of a $8.4 million increase in interest on interest-bearing deposits due primarily to an increase in average interest-bearing liabilities resulting from the Merger, coupled with repricing deposits due to peer bank deposit competition.
Total cost of funds for the three months ended September 30, 2024 was 2.19%, an increase of 57 basis points from 1.62% for the same 2023 period. The increase was primarily driven by a 60 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing and noninterest-bearing deposits, and an increase of 1.89% basis points in the cost of total borrowings, which was driven primarily by the amortization expense of $373 thousand, or 281 basis points from the purchase accounting discounts on acquired subordinated debts from the Merger. Average noninterest-bearing demand deposits increased $263.7 million to $1.03 billion and represented 33.6% of total average deposits for the three months ended September 30, 2024, compared with $768.1 million and 38.8%, respectively, for the same 2023 period; average interest-bearing deposits increased $824.9 million to $2.04 billion during the three months ended September 30, 2024. The total cost of deposits for the three months ended September 30, 2024 was 2.09%, up 53 basis points from 1.56% for the same 2023 period.
Average total borrowings increased $23.3 million to $52.9 million for the three months ended September 30, 2024 resulting from an increase of $34.4 million in average subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $11.1 million decrease in average FHLB advances. The average cost of total borrowings was 7.71% for the three months ended September 30, 2024, a 189 basis point increase from 5.82% for the same 2023 period.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net interest income for the nine months ended September 30, 2024 was $78.4 million, compared to $71.6 million for the nine months ended September 30, 2023. The increase was primarily due to a $26.3 million increase in total interest income, offset by a $19.4 million increase in total interest expense. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total average interest-bearing liabilities from the Merger during the third quarter of 2024. During the nine months ended September 30, 2024, total loan interest income increased $21.2 million, of which $4.1 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $1.2 million, and interest and dividend income from other financial institutions and other interest-earning assets increased $3.9 million. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. The increase in interest income was primarily due to higher average balances, due in part to the Merger, and a 52 basis point increase in yield on the interest-earning assets for the nine months ended September 30, 2024 compared to the same 2023 period. Average interest-earning assets increased $386.3 million, resulting from a $287.7 million increase in average total loans, a $14.2 million increase in total average debt securities, a $44.3 million increase in average deposits in other financial institutions, and a $36.5 million increase in average Fed funds sold/resale agreements.
During the nine months ended September 30, 2024, total interest expense increased by $19.4 million to $38.8 million, comprised primarily of a $18.2 million increase in interest on average interest-bearing deposits due to increases related to interest-bearing deposits from the Merger, increases in target Fed fund rates, coupled with the increase in other average interest-bearing liabilities balances between periods.
Net interest margin for the nine months ended September 30, 2024 was 4.12%, compared with 4.43% for the nine months ended September 30, 2023. The decrease was primarily related to an 89 basis point increase in the cost of funds, partially offset by a 52 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix. The yield on total earning assets during the nine months ended September 30, 2024 was 6.15%, compared with 5.63% for the nine months ended September 30, 2023. The yield on average total loans during the nine months ended September 30, 2024 was 6.40%, a 51 basis point increase from 5.89% for the nine months ended September 30, 2023. The cost on total interest-bearing liabilities during the nine months ended September 30, 2024 was 3.27%, a 106 basis point increase from 2.21% for the same 2023 period. Accretion income from the net purchase accounting discounts on acquired loans was $4.1 million and the amortization expense impact on interest expense was $278 thousand, which increased the net interest margin by 20 basis points for the nine months ended September 30, 2024. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 25 basis points for the nine months ended September 30, 2024.
Total cost of funds for the nine months ended September 30, 2024 was 2.19%, an increase of 89 basis points from 1.30% for the nine months ended September 30, 2023. The increase was primarily driven by a 105 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits, and a decrease in average noninterest-bearing deposits. Average noninterest-bearing demand deposits decreased $44.5 million to $784.6 million and represented 33.9% of total average deposits for the nine months ended September 30, 2024, compared with $829.1 million and 42.2%, respectively, for the same 2023 period; average interest-bearing deposits increased $391.8 million to $1.53 billion during the nine months ended September 30, 2024. The total cost of deposits for the nine months ended September 30, 2024 was 2.09%, up 87 basis points from 1.22% for the same 2023 period.
Average total borrowings increased $21.4 million to $55.5 million for the nine months ended September 30, 2024, resulting primarily from a $9.8 million increase in average FHLB advances and an $11.6 million increase in subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger. The average cost of total borrowings was 6.40% for the nine months ended September 30, 2024, a 73 basis point increase from 5.67% for the same 2023 period.

Provision for Credit Losses
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
We recorded a provision for credit losses of $23.0 million for the three months ended September 30, 2024, compared to $2.9 million in the prior quarter. The increase was largely related to the Merger, and the resulting one-time initial provision for credit losses on acquired non-PCD loans of $18.5 million and unfunded loan commitments of $2.7 million. Total net charge-offs were $1.2 million, which included $967 thousand from a construction loan and $135 thousand from the consumer solar loan portfolio. The provision for credit losses for the three months ended September 30, 2024 included a $3.3 million provision for unfunded loan commitments, of which $2.7 million was related to the one-time initial provision for credit losses on acquired unfunded loan commitments, and $511 thousand related to the increase in unfunded loan commitments during the third quarter of 2024, coupled with higher loss rates and average funding rates used to estimate the ACL. Total unfunded loan commitments increased $662.4 million to $1.03 billion at September 30, 2024, including $574.3 million in unfunded loan commitments related to the Merger, compared to $371.5 million in unfunded loan commitments at June 30, 2024. The provision for credit losses for loans held for investment in the three months ended September 30, 2024 was $19.7 million, an increase of $16.7 million from $3.0 million in the prior quarter. The increase was driven primarily by the one-time initial provision for credit losses on acquired non-PCD loans and increases in special mention loans and loans held for investment. Additionally, qualitative factors, coupled with changes in the portfolio mix and in net charge-offs, and in the reasonable and supportable forecast, primarily related to the economic outlook for California which were partially offset by decreases in legacy substandard accruing loans, were factors related to the increase in the provision for credit losses. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
We recorded a provision for credit losses of $23.0 million for the three months ended September 30, 2024, compared to a reversal of credit losses of $96 thousand for the same 2023 period. The increase was largely related to the Merger, and the resulting one-time initial provision for credit losses on acquired non-PCD loans of $18.5 million and unfunded commitments of $2.7 million.
The provision for credit losses for loans held for investment in the three months ended September 30, 2024 was $19.7 million an increase of $19.5 million from $202 thousand in the same 2023 period. The increase was driven primarily by the one-time initial provision for credit losses on acquired non-PCD loans and increases in special mention loans and loans held for investment. Additionally, qualitative factors, coupled with changes in the portfolio mix and in net charge-offs, and in the reasonable and supportable forecast, primarily related to the economic outlook for California which were partially offset by decreases in legacy substandard accruing loans, were factors related to the increase in the provision for credit losses. We continue to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The provision for credit losses for the three months ended September 30, 2023 included a $202 thousand provision for credit losses on loans held for investment, partially offset by a $298 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
We recorded a provision for credit losses of $25.5 million for the nine months ended September 30, 2024, compared to a provision for credit losses of $91 thousand for the same 2023 period. The increase was largely related to the Merger, and the resulting one-time initial provision for credit losses on acquired non-PCD loans of $18.5 million and unfunded commitments of $2.7 million. The provision for credit losses for the nine months ended September 30, 2024 included a $22.4 million provision for credit losses on loans held for investment largely due to the one-time initial provision for credit losses on acquired non-PCD loans, and a $3.1 million provision for credit losses on unfunded loan commitments primarily due to the initial provision for credit losses on unfunded commitments acquired in the Merger and the impact of higher unfunded loan commitments. The provision for credit losses for the nine months ended September 30, 2023 included a $600 thousand provision for credit losses on loans held for investment, partially offset by a $509 thousand reversal of credit provision for unfunded loan commitments.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service charges and fees on deposit accounts	$842	$378	$286	$1,582	$881
Interchange and ATM income	294	190	184	647	558
Gain (loss) on sale of loans	8	—	(54)	423	831
Income from bank-owned life insurance	398	266	238	925	693
Servicing and related income (expense) on loans, net	82	(5)	61	150	223
Gain on sale of debt securities	—	—	—	—	34
Loss on sale and disposal of fixed assets	—	(19)	—	(19)	—
Other charges and fees	(450)	359	100	48	261
Total noninterest income	$1,174	$1,169	$815	$3,756	$3,481
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
Total noninterest income during the three months ended September 30, 2024 was $1.2 million, an increase of $5 thousand compared to total noninterest income of $1.2 million in the prior quarter. Noninterest income was impacted by the Merger through increases in service charges and fees on deposit accounts, bank owned life insurance income, and servicing and related income on loans; offset by a $613 thousand valuation allowance on other real estate owned (“OREO”) due to a decline in the fair value of the underlying property in the third quarter of 2024, which is included in other charges and fees in the accompanying consolidated statements of operations.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Total noninterest income during the three months ended September 30, 2024 was $1.2 million, an increase of $359 thousand compared to total noninterest income of $815 thousand for the same 2023 period. The increase was due primarily to the impact of the Merger, which resulted in increases in service charges and fees on deposit accounts, bank owned life insurance income, and servicing and related income on loans; offset by the $613 thousand valuation allowance on OREO.
Gain on sale of loans during the three months ended September 30, 2024 was $8 thousand, compared to a loss of $54 thousand for the same 2023 period. There were no SBA 7(a) loan sales during the three months ended September 30, 2024 and 2023. The amounts in both periods related to a guaranty activity from the U.S. Small Business Administration for previous SBA 7A loan sales.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Total noninterest income during the nine months ended September 30, 2024 was $3.8 million, an increase of $275 thousand compared to total noninterest income of $3.5 million for the same period in the prior year. The increase was due primarily to increases in service charges and fees on deposit accounts, and bank owned life insurance income from the Merger, offset by lower servicing and related income on loans, and the $613 thousand valuation allowance on OREO and lower gains on sale of loans for the nine months ended September 30, 2024.
Gain on sale of loans was $423 thousand during the nine months ended September 30, 2024, compared to $831 thousand for the same 2023 period. The $408 thousand decrease was primarily due to fewer SBA 7(a) loan sales during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, loan sales related to six SBA loans with a net carrying value of $6.3 million, resulting in a gain of $415 thousand, at an average premium of 6.56% and two non-SBA loans with a net carrying value of $455 thousand, resulting in no gain or loss. In the same 2023 period, we sold nine SBA 7(a) loans with a net carrying value of $10.9 million, resulting in a gain on sale of $874 thousand at an average premium of 8.01%, and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Salaries and employee benefits	$15,385	$8,776	$9,736	$33,771	$29,651
Occupancy and equipment	2,031	1,445	1,579	4,928	4,553
Data processing and communications	1,536	1,186	1,144	3,872	3,376
Legal, audit and professional	669	557	598	1,742	2,050
Regulatory assessments	544	347	369	1,278	1,188
Director and shareholder expenses	520	229	215	952	642
Merger and related expenses	14,605	491	—	15,645	—
Core deposit intangible amortization	687	65	128	817	309
Other real estate owned expenses	3	4,935	—	5,026	—
Other expenses	1,700	974	1,012	3,635	2,638
Total noninterest expense	$37,680	$19,005	$14,781	$71,666	$44,407
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
Total noninterest expense during the three months ended September 30, 2024 was $37.7 million, an increase of $18.7 million compared with total noninterest expense of $19.0 million in the prior quarter. The increase was largely due to increases related to the Merger, including an increase of $14.1 million in merger and related expenses, partially offset by a $4.9 million decrease in OREO expenses.
Salaries and employee benefits increased $6.6 million during the quarter to $15.4 million. The increase in salaries and employee benefits was primarily due to the growth in headcount from CALB employees retained subsequent to the Merger. The average full-time equivalent (“FTE”) employees for three months ended September 30, 2024 was 256 compared to 191 FTE employees for the prior quarter. The three months ended September 30, 2024 salaries and employee benefits also included a $1.3 million one-time stock-based compensation costs associated with non-continuing CALB executives and employees.
Occupancy and equipment expenses increased $586 thousand during the quarter to $2.0 million. The increase in occupancy and equipment expenses was primarily driven by the additional leased offices related expenses acquired from the Merger.
Merger and related expenses were $14.6 million during the three months ended September 30, 2024 and related to the recently completed merger with CALB, and primarily included severance and change in control costs of $6.2 million, financial advisory fees of $2.3 million, information technology expenses of $4.5 million, insurance costs of $919 thousand and legal and other professional costs of $305 thousand. There were $491 thousand in merger and related expenses in the prior quarter.
Core deposit intangible amortization increased $622 thousand during the three months ended September 30, 2024. The increase in core deposit intangible amortization was primarily driven by the additional amortization from the $22.7 million core deposit intangible acquired in the Merger.

OREO expenses decreased $4.9 million during the three months ended September 30, 2024. The Company sold OREO and recognized a $4.8 million loss in the second quarter of 2024. There was no comparable transaction in the third quarter of 2024.
Our efficiency ratio (non-GAAP) for the three months ended September 30, 2024 was 98.9%, compared to 85.7% for the three months ended June 30, 2024. Excluding the merger and related expenses of $14.6 million, the efficiency ratio (non-GAAP) for the three months ended September 30, 2024 would have been 60.5%.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Total noninterest expense during the three months ended September 30, 2024 was $37.7 million, an increase of $22.9 million compared with total noninterest expense of $14.8 million for the same 2023 period. The increase was primarily due to higher costs as a result of the Merger, including increases in merger and related expenses and core deposit amortization.
Salaries and employee benefits were $15.4 million during the three months ended September 30, 2024, compared to $9.7 million for the same 2023 period. The $5.6 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger. The average FTE employees for the three months ended September 30, 2024 was 256 compared to 207 FTE employees for the same 2023 period. The three months ended September 30, 2024 salaries and employee benefits also included a $1.3 million one-time stock-based compensation costs associated with non-continuing CALB executives and employees.
Data processing and communications were $1.5 million during the three months ended September 30, 2024, compared to $1.2 million for the same 2023 period. The $392 thousand increase in data processing and communications was primarily related to increases in transaction volume from both organic growth and the Merger.
Merger and related expenses were $14.6 million during the three months ended September 30, 2024 and related to the recently completed merger with CALB, and primarily included severance and change in control costs of $6.2 million, financial advisory fees of $2.6 million, information technology expenses of $4.7 million, insurance costs of $919 thousand, and legal and other professional costs of $768 thousand. There were no comparable expenses for the same 2023 period.
Core deposit intangible amortization increased $559 thousand during the three months ended September 30, 2024. The increase in core deposit intangible amortization was primarily driven by the additional amortization from the $22.7 million core deposit intangible acquired in the Merger.
Other expenses were $1.7 million during the three months ended September 30, 2024, compared to $1.0 million for the same 2023 period. The $688 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses as a result of completing the Merger.
Our efficiency ratio for the three months ended September 30, 2024 was 98.9%, compared to 61.4% for the three months ended September 30, 2023. Excluding the merger and related expenses of $14.6 million, the efficiency ratio (non-GAAP) for the three months ended September 30, 2024 would have been 60.5%.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Total noninterest expense during the nine months ended September 30, 2024 was $71.7 million, an increase of $27.3 million compared with total noninterest expense of $44.4 million for the same 2023 period. The increase was largely due to increases for the Merger, including increases in merger and related expenses, salaries and employee benefits, other real estate owned expenses, core deposit intangible amortization, and other expenses.
Salaries and employee benefits were $33.8 million during the nine months ended September 30, 2024, compared to $29.7 million during the prior year. The $4.1 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger. The average FTE employees for the nine months ended September 30, 2024 was 236 compared to 207 FTE employees for the same 2023 period. The three months ended

September 30, 2024 salaries and employee benefits also included the aforementioned one-time stock-based compensation costs associated with non-continuing CALB executives and employees.
During the nine months ended September 30, 2024, the Company sold OREO and recognized a $4.8 million loss. There was no comparable transaction in the same 2023 period.
Merger and related expenses were $15.6 million during the nine months ended September 30, 2024 and primarily included severance and change in control costs of $6.2 million, financial advisory fees of $5.1 million, information technology expenses of $4.5 million, and legal and other professional costs of $4.5 million. There were no comparable expenses for the same 2023 period.
Core deposit intangible amortization increased $508 thousand during the nine months ended September 30, 2024. The increase in core deposit intangible amortization was primarily driven by the additional amortization from the $22.7 million core deposit intangible acquired in the Merger.
Other expenses were $3.6 million during the nine months ended September 30, 2024, compared to $2.6 million for the same 2023 period. The $997 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses primarily as a result of the Merger.
Our efficiency ratio (non-GAAP) for the nine months ended September 30, 2024 and 2023 was 87.2% and 59.2%, respectively. Excluding the loss on sale of OREO, the efficiency ratio (non-GAAP) for the nine months ended September 30, 2024 would have been 81.4%. Excluding the merger and related expenses of $15.6 million, the efficiency ratio (non-GAAP) for the nine months ended September 30, 2024 would have been 68.2%.
Income Taxes
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
Income tax benefit during the three months ended September 30, 2024 was $6.1 million, compared to income tax expense of $88 thousand in the prior quarter. The effective rate was 26.9% during the three months ended September 30, 2024, compared to 31.7% for the prior quarter. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Income tax benefit for the three months ended September 30, 2024 was $6.1 million, compared to income tax expense of $2.8 million for the same 2023 period. The effective rate was 26.9% during the three months ended September 30, 2024, compared to 30.2% for the same 2023 period. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Income tax benefit for the nine months ended September 30, 2024 was $3.7 million, compared to income tax expense of $9.1 million for the same 2023 period. The effective rate was 24.4% during the nine months ended September 30, 2024, compared to 29.7% for the same 2023 period. The decrease in effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.

Financial Condition
Summary
Total assets at September 30, 2024 were $4.36 billion, an increase of $2.00 billion from $2.36 billion at December 31, 2023. The increase in total assets was primarily related to the $1.86 billion in fair value of total assets acquired in the Merger, which included increases of $1.36 billion in loans held for investment, $42.6 million in debt securities, and $336.3 million in cash and cash equivalents. In addition, the Company recorded preliminary goodwill of $74.7 million related to the Merger in the third quarter of 2024.
Total liabilities were $3.86 billion at September 30, 2024, an increase of $1.79 billion from $2.07 billion at December 31, 2023. The increase in total liabilities was driven by the $1.72 billion in fair value of total liabilities acquired in the Merger, which included $1.64 billion of deposits and $50.8 million of borrowings.
Shareholders’ equity was $498.1 million at September 30, 2024, an increase of $209.9 million from $288.2 million at December 31, 2023. The increase in shareholders’ equity was primarily driven by $214.4 million shares issued in connection with closing the Merger, $4.7 million related to share-based compensation activity, a $1.6 million decrease in net of tax unrealized losses on available-for-sale debt securities during the period, partially offset by $11.3 million of net loss during the nine months ended September 30, 2024.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $212.7 million and $183.7 million at September 30, 2024 and December 31, 2023, respectively. The $29.0 million increase in debt securities was primarily related to the $42.6 million in debt securities acquired in the Merger, partially offset by paydowns, sales, maturities and calls. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.22% and 3.65%, respectively, of total assets at September 30, 2024, compared to 2.27% and 5.51%, respectively, at December 31, 2023.
During the three and nine months ended September 30, 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2024 and December 31, 2023, debt securities with an amortized cost of $56.3 million and $53.6 million, respectively, were pledged to the Federal Reserve as collateral for a secured line of credit of $49.7 million and $47.3 million, respectively.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Taxable municipals	$553	$—	$(70)	$483
Tax exempt bank-qualified municipals	52,811	—	(3,807)	49,004
	$53,364	$—	$(3,877)	$49,487

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432
At September 30, 2024, we had 61 held-to-maturity debt securities in a gross unrealized loss position with an amortized cost basis of $53.4 million with pre-tax unrealized losses of $3.9 million, compared to 58 held-to-

maturity debt securities with an amortized cost basis of $51.5 million with pre-tax unrealized losses of $3.2 million at December 31, 2023. The effective duration of the held-to-maturity debt securities was 6.22 years and 5.58 years at September 30, 2024 and December 31, 2023, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At September 30, 2024 and December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $483 thousand and $478 thousand, respectively, and $49.0 million and $50.0 million, respectively. At September 30, 2024 and December 31, 2023, the total held-to-maturity debt securities rated AA and above was $46.2 million and $47.0 million, respectively, and rated AA- was $3.3 million and $3.4 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of September 30, 2024 and December 31, 2023.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$93,445	$1,284	$(2,470)	$92,259
SBA securities	5,754	12	(82)	5,684
U.S. Treasury	17,552	34	(265)	17,321
U.S. Agency	2,000	—	(257)	1,743
Collateralized mortgage obligations	42,796	180	(2,403)	40,573
Taxable municipal	1,007	1	(85)	923
Tax exempt bank-qualified municipals	830	—	(3)	827
	$163,384	$1,511	$(5,565)	$159,330

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035
The estimated fair value of available-for-sale debt securities was $159.3 million at September 30, 2024, an increase of $29.3 million, from $130.0 million at December 31, 2023. The increase was primarily due to $42.6 million in debt securities acquired in the Merger, purchases of $2.0 million, and fair value market adjustments of

$2.3 million, partially offset by sales of $3.4 million, maturities of $5.5 million, and principal reductions and amortization of discounts and premiums aggregating to $8.7 million.
At September 30, 2024, we had 70 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $77.8 million and $72.2 million, respectively, with pre-tax unrealized losses of $5.6 million, compared to 76 available-for-sale debt securities with an amortized cost basis and fair value of $100.7 million and $93.5 million, respectively with pre-tax unrealized holding losses of $7.1 million at December 31, 2023. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.14 years and 5.13 years at September 30, 2024 and December 31, 2023, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
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
We determined that the increase in unrealized losses related to each available-for-sale debt security at September 30, 2024 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At September 30, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $923 thousand and $827 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.8 million. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These available-for-sale debt securities rated AA and above totaled $1.4 million and rated AA+ totaled $810 thousand at December 31, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of September 30, 2024 and December 31, 2023.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of September 30, 2024 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$27,641	$27,668	7.69%
Due after one year through five years	—	—	—%	10,246	9,367	2.17%
Due after five years through ten years	22,282	20,911	2.22%	17,670	16,579	3.42%
Due after ten years	31,082	28,576	2.32%	107,827	105,716	4.12%
	$53,364	$49,487	2.28%	$163,384	$159,330	4.53%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of September 30, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$553	2.30%	$—	—%	$553	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	21,729	2.22%	31,082	2.32%	52,811	2.28%
Total	$—	—%	$—	—%	$22,282	2.22%	$31,082	2.32%	$53,364	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of September 30, 2024, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$11,976	11.36%	$5,957	2.15%	$8,130	2.90%	$66,196	4.21%	$92,259	4.89%
SBA securities	—	—%	453	6.23%	4,272	5.53%	959	5.27%	5,684	5.55%
U.S. Treasury	14,865	5.02%	2,456	0.94%	—	—%	—	—%	17,321	4.39%
U.S. Agency	—	—%	—	—%	1,743	2.05%	—	—%	1,743	2.05%
Collateralized mortgage obligations	—	—%	—	—%	2,012	2.98%	38,561	3.93%	40,573	3.89%
Taxable municipals	—	—%	501	5.24%	422	—%	—	1.72%	923	3.47%
Tax exempt bank-qualified municipals	827	2.50%	—	—%	—	—%	—	—%	827	2.50%
Total	$27,668	7.69%	$9,367	2.17%	$16,579	3.42%	$105,716	4.12%	$159,330	4.53%

Loans Held for Sale
At September 30, 2024, loans held for sale totaled $33.7 million, consisting of $7.8 million SBA 7(a) loans and $25.9 million C&I loans transferred from loans held for investment, compared to $7.3 million loans held for sale, consisting of only SBA 7(a) loans, at December 31, 2023.
Loans Held for Investment
The composition of our loans held for investment at September 30, 2024 and December 31, 2023 was as follows:

(dollars in thousands)	September 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction and land development	$247,934	7.7%	$243,521	12.4%
Real estate - other:
1-4 family residential	152,540	4.8%	143,903	7.4%
Multifamily residential	252,134	7.9%	221,247	11.3%
Commercial real estate and other	1,755,908	54.9%	1,024,243	52.3%
Commercial and industrial	765,472	23.9%	320,142	16.4%
Consumer	25,726	0.8%	4,386	0.2%
Loans(1)	3,199,714	100.0%	1,957,442	100.0%
Allowance for loan losses	(53,552)		(22,569)
Net loans	$3,146,162		$1,934,873
(1) Loans held for investment includes net unearned fees of $1.6 million and $2.3 million and net unearned discounts of $66.0 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively. We recognized $4.2 million and $4.3 million, respectively, in interest accretion for acquired loans for the three and nine months ended September 30, 2024.

Total loans held for investment were $3.20 billion, or 73.3% of total assets, at September 30, 2024, an increase of $1.24 billion from $1.96 billion, or 82.9% of total assets, at December 31, 2023. The change during the nine months ended September 30, 2024, was due primarily to the Merger, which increased loans by $1.36 billion. Additionally, there were originations of $142.2 million and net advances of $46.4 million, offset by transfer to OREO of $17.7 million, partial loan charge-offs of $2.6 million and payoffs of $239.8 million during the nine months ended September 30, 2024.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $775.6 million to $2.41 billion at September 30, 2024 primarily due to the Merger. The increase in loans secured by real estate was primarily driven by a $4.4 million increase in construction and land development loans, and a $30.9 million increase in multifamily residential loans, a $8.6 million increase in 1-4 family residential loans, and $731.7 million increase in commercial real estate and other loans.
Commercial and industrial loans were $765.5 million at September 30, 2024, an increase of $445.3 million from $320.1 million at December 31, 2023. The increase in commercial and industrial loans during the nine months ended September 30, 2024 was primarily attributable to acquired loans of $495.4 million and originations of $52.2 million, partially offset by net paydowns of $15.7 million and payoffs of $86.6 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at September 30, 2024:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$222,146	$23,259	$2,529	$—	$247,934
Real estate - other:
1-4 family residential	23,178	39,388	60,325	29,649	152,540
Multifamily residential	34,392	102,054	96,129	19,559	252,134
Commercial real estate and other	131,303	753,388	790,216	81,001	1,755,908
Commercial and industrial	279,180	362,597	123,692	3	765,472
Consumer	1,007	1,462	—	23,257	25,726
	$691,206	$1,282,148	$1,072,891	$153,469	$3,199,714

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at September 30, 2024:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$2,766	$23,022	$25,788
Real estate - other:
1-4 family residential	31,421	97,941	129,362
Multifamily residential	125,790	91,952	217,742
Commercial real estate and other	766,695	857,910	1,624,605
Commercial and industrial	187,500	298,792	486,292
Consumer	24,497	222	24,719
	$1,138,669	$1,369,839	$2,508,508
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 54.3% of our total loan portfolio, including loans held for sale, is comprised of commercial real estate loans as of September 30, 2024 as presented below:

(dollars in thousands)	September 30, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV [2]
Commercial real estate loans (1):
Industrial	$515,700	29.4%	$1,855	49%
Office	255,700	14.6%	1,788	50%
Retail	296,600	16.9%	1,707	46%
Hotel	134,700	7.7%	9,624	46%
Special purpose	116,000	6.6%	2,071	38%
Self storage	90,800	5.2%	6,489	45%
Other	190,800	10.9%	2,097	47%
Medical/dental office	115,100	6.6%	1,046	52%
Restaurant	39,800	2.3%	1,245	45%
Total	$1,755,200	100.0%	$1,959	49%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of September 30, 2024, and collateral value at origination or renewal.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of September 30, 2024:

	September 30, 2024
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Industrial	$292,300	47.3%	$223,400	19.6%
Special purpose	68,500	11.1%	47,500	4.2%
Office	63,800	10.3%	191,900	16.9%
Retail	33,900	5.5%	262,700	23.1%
Medical/dental office	67,000	10.8%	48,100	4.2%
Other	82,600	13.4%	108,200	9.6%
Restaurant	9,700	1.6%	30,100	2.6%
Self storage	—	—%	90,800	8.0%
Hotel	—	—%	134,700	11.8%
Total	$617,800	100.0%	$1,137,400	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of September 30, 2024:

(dollars in thousands)	September 30, 2024	Weighted Average LTV [1]
Office loans:
Up to $500	$26,700	45%
More than $500 through $2,000	102,300	49%
More than $2,000 through $5,000	82,200	55%
More than $5,000 through $10,000	61,500	55%
More than $10,000 through $20,000	73,200	44%
Greater than $20,000	24,900	55%
Total	$370,800	50%
(1)Weighted average LTV is based on current loan balance as of September 30, 2024, and collateral value at origination or renewal.
Delinquent Loans
A summary of past due loans, loans still accruing and nonaccrual loans as of September 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
September 30, 2024
Construction and land development	$—	$—	$—	$—	$9,659
Real estate - other:
1-4 family residential	—	—	—	—	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	18,175	—	—	18,175	9,105
Commercial and industrial	667	—	—	667	4,002
Consumer	96	172	37	305	—
	$18,938	$172	$37	$19,147	$25,661

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2023
Construction and land development	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	13,004
Commercial real estate and other	—	—	—	—	—
Commercial and industrial	19	—	—	19	—
Consumer	—	—	—	—	—
	$19	$—	$—	$19	$13,004
There were $19.1 million of past due loans still accruing at September 30, 2024, representing 0.60% of total loans held for investment, compared to 0.00% at December 31, 2023. The increase in delinquent loans during the nine months ended September 30, 2024 was primarily due to increases in CRE non owner-occupied, C&I and consumer solar loans.
Total nonaccrual loans increased during the nine months ended September 30, 2024 to $25.7 million, which included $13.0 million of nonaccrual PCD loans. The decreases in the non-acquired loan portfolio were primarily due to the downgrades of a construction loan and a 1-4 family residential loan from one relationship and a C&I loan that totaled $12.7 million, partially offset by the transfer of a nonaccrual multifamily loan collateralized by three multifamily properties in Santa Monica, California with a net carrying value of $13.0 million to OREO that was subsequently sold with a $4.8 million loss in the second quarter of 2024. The loans downgraded to nonaccrual during the nine months ended September 30, 2024 were net of total charge-offs of $2.6 million, which included partial charge-offs of $1.5 million for a substandard nonaccrual multifamily loan, $967 thousand for a substandard nonaccrual construction loan, and $134 thousand for consumer solar loans that were delinquent 120 or more days. The multifamily loan was charged-off during the second quarter of 2024 and was transferred to OREO with a net carrying value after charge-off of $4.7 million in July of 2024. The construction loan was collateralized by a stalled construction project in Los Angeles, California. Based on the Company's internal analysis, which included the review of an updated appraisal, the estimated net collateral value was $9.7 million, which was $967 thousand lower than the subject loan's net carrying value resulting in a partial charge-off in the third quarter of 2024.
The following table presents the risk categories for total loans by class of loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2024
Construction and land development	$232,302	$—	$15,632	$247,934
Real estate - other:
1-4 family residential	148,798	847	2,895	152,540
Multifamily residential	252,134	—	—	252,134
Commercial real estate and other	1,694,401	44,032	17,475	1,755,908
Commercial and industrial	648,942	48,569	67,961	765,472
Consumer	25,391	—	335	25,726
	$3,001,968	$93,448	$104,298	$3,199,714

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2023
Construction and land development	$243,429	$—	$92	$243,521
Real estate - other:
1-4 family residential	143,903	—	—	143,903
Multifamily residential	208,243	—	13,004	221,247
Commercial real estate and other	1,020,076	2,996	1,171	1,024,243
Commercial and industrial	314,907	—	5,235	320,142
Consumer	4,386	—	—	4,386
	$1,934,944	$2,996	$19,502	$1,957,442
Special mention loans increased by $90.5 million during the nine months ended September 30, 2024 to $93.4 million at September 30, 2024. The increases included $41.0 million of non-PCD loans and $10.1 million of PCD loans acquired in the Merger. The increases in the non-acquired portfolio were due mostly to an $11.8 million increase in special mention commercial real estate loans, a $26.7 million increase in special mention commercial and industrial loans and an $847 thousand increase in special mention 1-4 family residential loans.
Substandard loans increased by $84.8 million during the nine months ended September 30, 2024 to $104.3 million. The increases included $73.3 million of accruing PCD loans and $13.0 million of nonaccrual PCD loans acquired in the Merger. The decreases in the non-acquired portfolio was due mostly to the aforementioned nonaccrual multifamily loan of $13.0 million transferred to OREO during the first quarter of 2024 that was sold in the second quarter of 2024. Two CRE loans with a combined net carrying value of $1.2 million were updated to pass risk rating, and the decrease of $706 thousand in commercial and industrial loans was due primarily to paydowns and payoffs, partially offset by increases in construction and land loans of $9.7 million and 1-4 family residential loans of $2.9 million due to downgrades during the nine months ended September 30, 2024.
There were no loans classified as doubtful or loss loans at September 30, 2024 and December 31, 2023.
Loan Modifications
The were no modifications or refinancings (including those with borrowers that are experiencing financial difficulty) of loans representing a new non-acquired loan or a continuation of an existing non-acquired loan during the three and nine months ended September 30, 2024, and 2023.
At September 30, 2024, all loan modifications with borrowers that are experiencing financial difficulty were loans that were acquired in the Merger and totaled $13.1 million, of which $397 thousand were past due. Refer to Note 4 - Loans and Allowances for Credit Losses - Modified Loans to Borrowers Experiencing Financial Difficulty included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding loan modifications.
Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Construction and land development	$9,659	$—
Real estate - other:
1-4 family residential	2,895	—
Multifamily residential	—	13,004
Commercial real estate and other	9,105	—
Commercial and industrial	4,002	—
Consumer	—	—
Total nonaccrual loans	25,661	13,004
Loans past due over 90 days or more and still on accrual	37	—
Total nonperforming loans	25,698	13,004
Other real estate owned	4,083	—
Total nonperforming assets	$29,781	$13,004

Allowance for loan losses to total loans	1.67%	1.15%
Nonaccrual loans to total loans	0.80%	0.66%
Allowance for loan losses to nonaccrual loans	209%	174%
Nonperforming assets to total assets	0.68%	0.55%
At September 30, 2024, nonaccrual and nonperforming loans were $25.7 million, compared to $13.0 million at December 31, 2023. The increase from December 31, 2023 was due primarily to the downgrades of a construction loan and a 1-4 family residential loan from one relationship and a C&I loan that totaled $12.7 million and $13.0 million of nonaccrual PCD loans acquired in the Merger, offset by the aforementioned nonaccrual multifamily loan of $13.0 million that was transferred to OREO during the first quarter of 2024, and sold with a $4.8 million pre-tax loss in the second quarter of 2024. and the addition of the aforementioned multifamily loan with a carrying value of $4.7 million, net of a $1.5 million partial charge-off during the nine months ended September 30, 2024. We foreclosed on the nonaccrual multifamily loan with a carrying value of $4.7 million in the second quarter of 2024. The loan was transferred to OREO in July of 2024 and we recorded a $614 thousand valuation allowance on this OREO due to a decline in the fair value of the underlying property in the third quarter of 2024.
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
Our ACL is an estimate of expected lifetime credit losses for loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Our ACL model incorporates assumptions for our own historical quarterly prepayment and curtailment experience covering the period starting from February 2021 to estimate the ACL, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle.
Accrued interest receivable on loans receivable, net, totaled $14.2 million and $6.4 million at September 30, 2024 and December 31, 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$23,788	$819	$24,607	$22,502	$1,538	$24,040
Initial allowance for acquired PCD loans	11,216	—	11,216	—	—	—
Provision for (reversal of) credit losses (1)(2)	19,711	3,252	22,963	202	(298)	(96)
Charge-offs	(1,163)	—	(1,163)	—	—	—
Recoveries	—	—	—	1	—	1
Net (charge-offs) recoveries	(1,163)	—	(1,163)	1	—	1
Balance, end of period	$53,552	$4,071	$57,623	$22,705	$1,240	$23,945

(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,569	$933	$23,502	$17,099	$1,310	$18,409
Adoption of ASU No. 2016-13 (1)	—	—	—	5,027	439	5,466
Initial allowance for acquired PCD loans	11,216	—	11,216	—	—	—
Provision for (reversal of) credit losses (2)(3)	22,387	3,138	25,525	600	(509)	91
Charge-offs	(2,620)	—	(2,620)	(36)	—	(36)
Recoveries	—	—	—	15	—	15
Net (charge-offs) recoveries	(2,620)	—	(2,620)	(21)	—	(21)
Balance, end of period	$53,552	$4,071	$57,623	$22,705	$1,240	$23,945
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, our methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.
(2)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.
(3)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.
The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	September 30, 2024		June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$2,084	7.7%	$2,942	10.9%	$2,032	12.4%
Real estate - other:
1-4 family residential	1,045	4.8%	1,472	8.4%	1,195	7.4%
Multifamily residential	1,636	7.9%	1,239	10.0%	1,449	11.3%
Commercial real estate and other	26,779	54.9%	14,337	55.6%	13,636	52.3%
Commercial and industrial	20,858	23.9%	3,795	15.1%	4,242	16.4%
Consumer	1,150	0.8%	3	—%	15	0.2%
	$53,552	100.0%	$23,788	100.0%	$22,569	100.0%
Since we first adopted CECL in January 2023, and through June 2024, the economic environment has experienced volatility, which has made forecasting future economic outcomes challenging. Among these challenges were the highest levels of inflation seen since the 1970s, a very aggressive rate hiking policy by the Fed and other central banks to combat inflation, turmoil in the banking sector that resulted in several large bank failures early in 2023 and distress at New York Community Bank in early 2024, and significant global geopolitical risks, as well as domestic political risks. On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”)

when determining the scenario weighting. We reduced the probability-weighted forecast from a three-scenario forecast to a two-scenario forecast in September 2023. At September 30, 2024, we used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC lowering the Fed funds rate by 50 basis points at its September meeting, inflation trending lower, strong recent jobs reports and increasing GDP forecasts suggesting more positive growth in the coming quarters. The use of two weighted scenarios is consistent with the methodology used in our ACL model at June 30, 2024 and December 31, 2023.
We used economic forecasts released by Moody’s Analytics in the fourth week of September to update its ACL calculations for September 30, 2024. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $53.6 million at September 30, 2024, compared to $23.8 million at June 30, 2024. The $29.8 million increase in the ALL during the three months ended September 30, 2024 was driven by a number of factors, including an increase of $11.2 million related to the initial allowance for credit losses on acquired PCD loans, and $18.5 million related to the initial provision for credit losses on acquired non-PCD loans, which were partially offset by net charge-offs of $1.2 million from the individually evaluated loans downgraded during the third quarter. Other factors that increased the ALL included changes in qualitative risk factors primarily related to the Merger that increased the ALL by $1.2 million, partially offset by a decrease in non-acquired substandard accruing loans of $1.3 million. Changes in the loans held for investment volume and mix decreased the ALL by $204 thousand. Changes in the reasonable and supportable forecast, primarily related to the economic outlook, the scenario weightings, and the historical prepayment and curtailment rates analysis decreased the ALL by $151 thousand.
At September 30, 2024, our ratio of ALL to total loans held for investment was 1.67%, an increase from 1.27% at June 30, 2024.
The ALL was $53.6 million at September 30, 2024, compared to $22.6 million at December 31, 2023. The $31.0 million change in the ALL during the nine months ended September 30, 2024 was driven by a number of factors, including an increase of $11.2 million related to the initial allowance for credit losses on acquired PCD loans, $18.5 million related to the initial provision for credit losses on acquired non-PCD loans, partially offset by net charge-offs of $2.6 million. Changes in Moody’s economic forecasts for California at September 30, 2024 as compared to December 31, 2023 were mixed. California unemployment rate and California GSP forecasts were revised downward. California GSP for the construction section and Home Price Index forecasts were both revised upward to reflect the recent price trends. Our updated historical prepayment and curtailment rates analysis reflected a decrease from December 31, 2023 due primarily to lower payoffs and paydowns. Changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, coupled with changes in scenario weightings and historical prepayment and curtailment rates analysis increased the ALL by $259 thousand. Changes in the loans held for investment volume and mix decreased the ALL by $825 thousand. Changes in qualitative risk factors primarily related to the merger increased the ALL by $992 thousand.
At September 30, 2024, our ratio of ALL to total loans held for investment was 1.67%, an increase from 1.15% at December 31, 2023.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $7.6 million, or an additional 24 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2024.
The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$(967)	$226,986	(0.57)%	$—	$217,794	—%
Real estate - other:
1-4 family residential	—	151,257	—%	—	140,632	—%
Multifamily residential	—	191,503	—%	—	229,685	—%
Commercial real estate and other	—	1,549,472	—%	—	1,019,729	—%
Commercial and industrial	(61)	647,139	(0.01)%	1	313,803	—%
Consumer	(135)	17,224	(1.05)%	—	2,741	—%
	$(1,163)	$2,783,581	(0.06)%	$1	$1,924,384	—%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$(967)	$235,364	(0.55)%	$—	$229,261	—%
Real estate - other:
1-4 family residential	—	146,178	—%	(12)	143,512	(0.01)%
Multifamily residential	(1,457)	213,025	(0.91)%	—	226,665	—%
Commercial real estate and other	—	1,180,581	—%	—	988,974	—%
Commercial and industrial	(61)	412,096	(0.02)%	(9)	315,088	—%
Consumer	(135)	6,815	(2.64)%	—	2,827	—%
	$(2,620)	$2,194,059	(0.16)%	$(21)	$1,906,327	—%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $4.1 million and $933 thousand at September 30, 2024 and December 31, 2023, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $3.1 million provision for credit losses on unfunded loan commitments, which included $2.7 million related to unfunded loan commitments acquired in the Merger, and from higher unfunded loan commitment balances at September 30, 2024. Total unfunded loan commitments increased $623.2 million to $1.03 billion at September 30, 2024, from $410.8 million at December 31, 2023.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $150.2 million and $58.8 million at September 30, 2024 and December 31, 2023, respectively. This includes SBA loans serviced for others of $36.3 million at September 30, 2024 and $35.4 million at December 31, 2023 for which there was a related servicing asset of $415 thousand and $546 thousand, respectively. The fair value of the servicing asset approximated its carrying value at September 30, 2024 and December 31, 2023. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at September 30, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 20.1%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 included a weighted average discount rate of 16.1% and a weighted average prepayment speed assumption of 19.0%.
Goodwill and Core Deposit Intangibles
Goodwill totaled $112.5 million and $37.8 million at September 30, 2024 and December 31, 2023, respectively. The $74.7 million increase was due to the goodwill recognized upon completion of the Merger during the third quarter of 2024. On an ongoing basis, we qualitatively assess if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock prices. During the third quarter of 2024, our stock price and market capitalization decreased due primarily to market volatility related to economic uncertainty and rising political tensions prior to the presidential election. We also noted that the trends in our recent financial results were primarily driven by the impact of the Merger and the loss for the quarter was primarily due to merger related expenses. In early November, our stock price and market capitalization recovered and after assessing these events and circumstances, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount at September 30, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
Core deposit intangibles totaled $23.0 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively. The $21.8 million increase in the core deposit intangibles between periods was the result of the $22.7 million core deposit intangible acquired in the Merger, partially offset by amortization during the period. At September 30, 2024, the core deposit intangibles had a weighted average remaining amortization period of 9.6 years.
Refer to Note 2 - Business Combinations and Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand (2)	$1,368,303	36.6%	0.0%	$675,098	34.7%	0.0%
Interest-bearing NOW accounts (3)	781,125	20.9%	2.0%	381,943	19.7%	2.1%
Money market and savings accounts (4)	1,149,268	30.7%	2.9%	636,685	32.8%	2.9%
Time deposits (5)	219,597	5.9%	4.7%	142,005	7.3%	4.5%
Broker time deposits	$222,622	5.9%	5.0%	$107,825	5.5%	4.6%
Total deposits	$3,740,915	100.0%	1.9%	$1,943,556	100.0%	1.9%
(1) Weighted average interest rates at September 30, 2024 and December 31, 2023.
(2) Included reciprocal deposit products of $102.5 million at September 30, 2024. There were no reciprocal deposits at December 31, 2023.
(3) Included reciprocal deposit products of $630.6 million and $265.8 million at September 30, 2024 and December 31, 2023, respectively.
(4) Included reciprocal deposit products of $69.0 million and $8.3 million at September 30, 2024 and December 31, 2023, respectively.
(5) Included CDARS deposits of $37.6 million at September 30, 2024. There were no CDARS deposits at December 31, 2023.
We offer our depositors access to the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As a result of the Merger, the Company acquired the fair value of $37.7 million in CDARS deposits and $306.6 million in R&T deposits. Our total reciprocal deposits increased to $839.7 million, or 22.4% of total deposits and 22.1% of Bank’s total liabilities at September 30, 2024, compared to $274.1 million, or 14.1% of total deposits at December 31, 2023. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Total deposits were $3.74 billion at September 30, 2024, an increase of $1.80 billion from $1.94 billion at December 31, 2023. The increase in total deposits was primarily driven by the $1.64 billion in fair value of deposits acquired in the Merger. During the nine months ended September 30, 2024, there was a $565.6 million increase in reciprocal deposits, a $590.7 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $114.8 million increase in brokered time deposits, a $452.0 million increase in money market and savings accounts, excluding reciprocal deposits, a $34.3 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, and a $77.6 million increase in time deposits. The Company used excess cash acquired from the Merger to pay off high cost callable and noncallable brokered time deposits totaling $131.9 million during the third quarter 2024.
At September 30, 2024, noninterest-bearing demand deposits totaled $1.37 billion and represented 36.6% of total deposits, compared to $675.1 million or 34.7% at December 31, 2023. At September 30, 2024 and December 31, 2023, total deposits exceeding FDIC deposit insured limits were $1.65 billion, or 44% of total deposits and $816.6 million, or 42% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,031,844	—%	$768,148	—%
Interest-bearing NOW accounts	617,373	1.73%	353,714	1.91%
Money market and savings accounts	999,322	3.34%	675,609	2.48%
Time deposits	421,241	4.80%	183,745	4.03%
Total deposits	$3,069,780	2.09%	$1,981,216	1.56%

	For the Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$784,609	—%	$829,082	—%
Interest-bearing NOW accounts	446,759	2.05%	290,326	1.52%
Money market and savings accounts	767,916	3.13%	674,452	2.03%
Time deposits	312,544	4.81%	170,620	3.43%
Total deposits	$2,311,828	2.09%	$1,964,480	1.22%
The increase in the weighted average rate on deposits was primarily due to repricing deposits in the higher interest rate environment and peer bank deposit competition during the nine months ended September 30, 2024. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC raised the target Fed funds rate by 525 basis points. In its September 2024 meeting, the FOMC reduced the target Fed funds rate by 50 basis points.
The following table sets forth the maturities of time deposits at September 30, 2024:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$146,446	$111,620	$17,052	$5,139	$280,257
Time deposits in amounts over $250,000(1)	119,047	21,567	20,457	891	161,962
Total time deposits	$265,493	$133,187	$37,509	$6,030	$442,219
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings decreased $33.7 million to $69.1 million at September 30, 2024 from $102.9 million at December 31, 2023. The decrease was attributable to an $85.0 million decrease in FHLB overnight borrowings, offset by $50.8 million in fair value of borrowing acquired in the Merger. (Refer to Note 8 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).
A summary of outstanding borrowings, and related information, as of September 30, 2024 and December 31, 2023 follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
FHLB Advances
Outstanding balance	$—	$85,000
Weighted average interest rate, end of period	—%	5.70%
Average balance outstanding during the period	$26,105	$26,390
Weighted average interest rate during the period	5.64%	5.43%
Maximum amount outstanding at any month-end during the period	$70,000	$85,000
Subordinated Notes
Outstanding balance	$73,000	$18,000
Carrying value(1)	$69,142	$17,865
Weighted average interest rate, end of period	4.40%	5.50%
Average balance outstanding during the period(2)	$29,425	$17,818
Weighted average interest rate during the period(3)	7.08%	6.09%
Maximum amount outstanding at any month-end during the period	$73,000	$18,000
(1)Amount includes net unamortized issuance costs and fair value adjustments.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments for the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $498.1 million at September 30, 2024, compared to $288.2 million at December 31, 2023. The $209.9 million increase between periods was primarily due to the fair value of common stock issued in the Merger of $214.4 million and $825 thousand related to the acceleration of replacement awards issued for non-continuing CALB directors, executives and employees, a decrease in net of tax of unrealized losses on debt securities available-for-sale of $1.6 million, stock-based compensation expense of $4.7 million, and stock options exercised of $716 thousand, partially offset by net loss of $11.3 million and the repurchase of shares in settlement of restricted stock units of $968 thousand.
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
There were no shares repurchased under this share repurchase plan during the three and nine months ended September 30, 2024.
Tangible book value per common share at September 30, 2024 was $11.28, compared with $13.56 at December 31, 2023. The $2.28 decrease in tangible book value per common share during the nine months ended September 30, 2024 was primarily the result of the increase in shares outstanding as a result of the Merger, the net loss during the year, other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale, and the impact of share-based compensation expense. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 10.55% and 12.65%, respectively, at September 30, 2024. The Bank’s leverage capital ratio and total risk-based capital ratio were 12.41% and 12.53%, respectively, at September 30, 2024.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 21.0% at September 30, 2024 and 11.1% at December 31, 2023. During the nine months ended September 30, 2024, we deployed our excess liquidity to repay high cost FHLB overnight advances of $85.0 million and callable and noncallable brokered time deposits totaling $131.9 million during the third quarter of 2024.
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
At September 30, 2024, we had a secured line of credit of $786.1 million from the FHLB, of which $663.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2024, we had pledged qualifying loans with an unpaid principal balance of $1.44 billion for this line. In addition, at September 30, 2024, we used $122.5 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no overnight borrowings at September 30, 2024.
At September 30, 2024, we had credit availability of $446.4 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2024, we had pledged our debt securities with an amortized cost of $56.3 million, and qualifying loans with an unpaid principal balance of $466.8 million as collateral through the Borrower-in-Custody (“BIC”) program. We had no discount window borrowings at September 30, 2024 and December 31, 2023.

We have six overnight unsecured credit lines from correspondent banks totaling $110.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2024 and December 31, 2023.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At September 30, 2024 and December 31, 2023, the cash and due from banks was $4.6 million and $3.6 million, respectively.
The Company maintains a revolving line of credit with a commitment of $3.0 million, This revolving line of credit bears interest, due quarterly, at a rate of Prime plus 0.40% and has a one-year term that matures in November 2024. This facility is secured by 100% of the common stock of the Bank. The revolving line of credit contains certain financial covenants, including but not limited to, minimum capital, classified asset, nonperforming asset, primary and secondary liquidity, and debt service coverage ratios. At September 30, 2024, the Company was in compliance with all covenants under the revolving line of credit. There were no borrowings under this revolving line of credit at September 30, 2024.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 3.50% until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2024 and December 31, 2023, were $63 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of operations. At September 30, 2024, we were in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At September 30, 2024, the net unamortized fair value discount was $688 thousand. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2024, the Company was in compliance with all covenants and terms of these notes.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At September 30, 2024, the net unamortized fair value discount was $3.1 million. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2024, the Company was in compliance with all covenants and terms of these notes.

At September 30, 2024, consolidated cash and cash equivalents totaled $614.4 million, an increase of $527.6 million from $86.8 million at December 31, 2023. The increase in cash and cash equivalents is the result of $26.7 million in net cash provided by operating cash flows, $431.7 million net cash provided by investing cash flows, partially offset by $69.3 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $26.7 million for the nine months ended September 30, 2024, compared to $41.5 million for the same 2023 period. The $14.9 million decrease was primarily due to a decrease in net income generated during the nine months ended September 30, 2024, and a $8.1 million decrease in net cash provided by sales of loans held for sale, net of originations, partially offset by a $4.8 million increase in loss on sale of OREO and a $25.4 million increase in provision of credit losses primarily related to the initial allowance for credit losses on acquired loans and unfunded commitments from the Merger.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $431.7 million for the year ended September 30, 2024, compared to net cash used in investing activities of $42.7 million for the same 2023 period. The $474.4 million decrease in cash provided by investing activities was primarily due to the impact of the Merger and resulting cash acquired of $336.3 million, a decrease in net loan fundings of $110.6 million and a decrease in net investment securities purchased of $19.4 million, partially offset by proceeds from the sale of other real estate owned of $8.3 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $69.3 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $9.5 million for the same 2023 period. The $59.7 million increase in financing cash flows was primarily due to a $102.6 million net increase in deposit cash flows, offset by a $43.0 million increase in net repayment activity on overnight FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2024.

Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of September 30, 2024:

(Dollars in thousands)	One Year of Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$693,463	$228,027	$51,669	$59,896	$1,033,055
Letters of credit issued to customers	17,738	240	—	—	17,978
Total commitments	$711,201	$228,267	$51,669	$59,896	$1,051,033

FHLB advances	$—	$—	$—	$—	$—
Subordinated notes(1)	—	—	—	73,000	73,000
Certificates of deposit	436,189	5,779	251	—	442,219
Lease obligations	4,058	7,825	4,737	2,591	19,211
Total contractual obligations	$440,247	$13,604	$4,988	$75,591	$534,430
(1)Amounts exclude net unamortized issuance costs and fair value adjustments.
At September 30, 2024 and December 31, 2023, we also had unfunded commitments of $7.3 million and $3.2 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,142,427 have been issued as of September 30, 2024. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of September 30, 2024. On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Prior to the Merger with CALB during the third quarter of 2024, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the Company became subject to the consolidated capital rules at the bank holding company level.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the holding company and the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The holding company and Bank also elected to exclude the effects of credit loss accounting under CECL from common equity Tier 1 capital ratio for a three-year transitional period.
A holding company and bank considered to be “adequately capitalized” is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At September 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of September 30, 2024, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). As of December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements and the Bank is considered to be “well capitalized” under the regulatory framework for PCA. Management believes, as of September 30, 2024 and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$478,321	12.65%	$302,513	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$365,382	9.66%	$226,885	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	$365,382	9.66%	$170,163	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	$365,382	10.55%	$138,588	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$473,738	12.53%	$302,427	8.0%	$378,033	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	429,941	11.37%	226,820	6.0%	302,427	8.0%
CET1 Capital (to Risk-Weighted Assets)	429,941	11.37%	170,115	4.5%	245,722	6.5%
Tier 1 Capital (to Average Assets)	429,941	12.41%	138,572	4.0%	173,215	5.0%

As of December 31, 2023:
California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

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
The Bank did not pay dividends to the Company during the three and nine months ended September 30, 2024 and 2023.
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
During the three and nine months ended September 30, 2024 and 2023, there were no dividends declared to shareholders by the Company.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended September 30, 2024.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
July 1 - 31, 2024	—	$—	—	550,000
August 1 - 31, 2024	—	$—	—	550,000
September 1 - 30, 2024	—	$—	—	550,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.
Item 6.    Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Restated Articles of Incorporation of California BanCorp
3.2	Agreement of Merger dated as of July 31, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
3.3	Bylaws of California BanCorp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
10.1
Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to the Exhibit 10.14 to CBC’s Form 10 filed with the SEC on March 4, 2020)

10.2
Amendment to Executive Supplemental Compensation Agreement by and between California Bank of Commerce, N.A. and Steven E. Shelton dated as of July 31, 2024* (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.3
Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.18 to CBC’s Form 10 filed with the SEC on March 4, 2020)

10.4
Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.15 to CBC’s Form 10 filed with the SEC on March 4, 2020)

10.5
California Bank of Commerce Split-Dollar Agreement dated January 14, 2020 by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.6	Separation and Release Agreement dated as of September 20, 2024, by and among Thomas A. Sa, California BanCorp and California Bank of Commerce, N.A.
10.7	California Bancorp 2017 Amended and Restated Equity Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
10.8
Form of Restricted Stock Unit Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: November 14, 2024	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)