Form 10-K
period 2024-12-31
California BanCorp \ CA
filed 2025-04-01
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $154.6 million and was based upon the closing price of the common stock of $13.47 per share as reported on the Nasdaq Capital Market as of June 28, 2024, the last business day of the most recently completed second fiscal quarter.
As of March 31, 2025, the registrant had 32,402,140 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

CALIFORNIA BANCORP
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2024

Cautionary Note Regarding Forward-Looking Statements
In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to California BanCorp, formerly known as Southern California Bancorp, and California Bank of Commerce, N.A., formerly known as Bank of Southern California, N.A. collectively and on a consolidated basis. The words “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
The statements in this annual report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, statements made about the Company’s prospects and results following the merger of the former California BanCorp (“CALB”) into the Company and the merger of the former California Bank of Commerce into the Bank on July 31, 2024 (collectively, the “Merger”), as well as forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
We have made the forward-looking statements in this annual report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report and elsewhere in this annual report. These factors include, but are not limited to, the following:
•volatility and uncertainty facing the banking industry following the failures of several financial institutions;
•challenges related to changes in interest rates and the impact on our consolidated financial condition and consolidated results of operations;
•our ability to manage our liquidity;
•business and economic conditions nationally, regionally and in our target markets, particularly in California, which is the principal area in which we operate;
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
•credit risks in our loan portfolio, the adequacy of our allowance for credit losses (“ACL”) and the appropriateness of our methodology for calculating such ACL;
•severe weather, natural disasters, including earthquakes, floods, droughts, and fires, particularly in California, including direct and indirect costs and impacts on clients, the Company and its employees from the January 2025 Los Angeles county wildfires;
•our ability to manage a contracting balance sheet or revenue consideration;
•the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of costs being greater than anticipated or cost savings being less than anticipated;
•    potential adverse reactions or changes to business or employee relationships, including those resulting from the Merger;
•    economic forecast variables that are either materially worse or better than end of year projections and deterioration in the economy that exceeds current consensus estimates;
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

PART I
Item 1. Business
General Overview
California BanCorp (formerly Southern California Bancorp) is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. (formerly Bank of Southern California, N.A.) under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby the Bank became a wholly-owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010, and to California Bank of Commerce, N.A. on July 31, 2024. The Bank has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
Since its founding, our franchise has experienced significant growth through acquisitions and our dedication to serving the communities in which we operate. As of December 31, 2024, our consolidated assets have grown to $4.03 billion and our branch footprint has been extended throughout California.
Community support is integral to who we are, how we operate, and our success in each community we bank. We have deep roots in the communities in which we do business in, through donations, regional Advisory Boards, and our employees’ involvement in local nonprofits. We support our communities through philanthropic giving to nonprofit organizations with which we generally have a direct banking relationship (including investments, deposits, and loans) and/or Community Reinvestment Act (“CRA”) service or referral relationships. Our Advisory Boards consist of leaders in the local business communities that offer insights into business conditions in the regional area and introduce us to prospective clients. Our employees are encouraged to volunteer their time to serve their communities in various capacities, including serving on the board of directors of non-profit organizations throughout California.
As a relationship-focused community bank, we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices serving California. We have kept a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing value through strong client partnerships. Our lending products consist primarily of construction and land development loans, commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, U.S. Small Business Administration (“SBA”) loans, and consumer loans. Our deposit products consist primarily of demand, money market, and certificates of deposit accounts and we offer treasury management services including online banking, cash vault, sweep accounts, and lockbox services.
As of December 31, 2024, we had total consolidated assets of $4.03 billion; total loans, including loans held for sale, of $3.16 billion; total deposits of $3.40 billion; and total shareholders’ equity of $511.8 million.

Nasdaq Listing
On May 11, 2023, our common stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BCAL.” Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.
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
The expansion also included our acquisition of Bank of Santa Clarita (“BSCA”), located in an attractive banking community north of Los Angeles, and our merger with California BanCorp (“CALB”), located in Northern California, each of which had business models very complementary to ours. The acquisition of BSCA was announced on April 27, 2021, and completed on October 1, 2021. The merger with CALB was announced on January 30, 2024, and completed on July 31, 2024. Additionally, in a move designed to align our branch network to support our evolving commercial banking model, we announced the sale of our Orange, Redlands, and Santa Fe Springs retail branches on April 19, 2021, which was completed on September 24, 2021.
In late 2021 and 2022, we hired key strategic team members in the lending production, finance and accounting groups. In the future, with our expanded skilled team and infrastructure, our efforts will focus on organic growth while remaining opportunistic on strategic acquisitions that align with our business model.
Our management team is strongly aligned to execute the Company’s strategic vision and believes there is an extraordinary opportunity in California for a commercial bank to provide excellent service and banking products to small and medium-sized businesses, as well as to commercial real estate owners and investors. Management’s confidence in this opportunity is based on the fact that the state has the highest concentration of small businesses in the nation, while it has also experienced a 70% decrease in banks headquartered in the area over the last 23 years, according to data gathered from the FDIC and S&P Global IQ Pro, as of December 31, 2024. Our experience has shown us that small business owners will gravitate to a bank that offers them personalized, high-touch customer service that is generally unavailable to them from bigger banks. Our strategy is to grow the franchise in order to serve those customers, to increase value for our shareholders, to provide opportunities for employee development, and to serve the broader community.
We will continue to target small to medium-sized businesses and their owners in the primary markets we serve.
Merger with California BanCorp
On January 30, 2024, we announced the execution of a definitive merger agreement with CALB, the holding company for California Bank of Commerce, pursuant to which we would merge with CALB in an all-stock merger (the “Merger”). The Merger closed on July 31, 2024. In connection with the Merger, our shareholders also approved a change of the Company’s name from Southern California

Bancorp to California BanCorp. We retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region, for a total of 14 branch offices.
At July 31, 2024, CALB had total loans of $1.43 billion, total assets of $1.91 billion, and total deposits of $1.64 billion. The Merger created a bank holding company with approximately $4.25 billion in assets and 14 branches across California, with approximately 300 employees serving our communities. Total aggregate consideration paid for the Merger was approximately $216.6 million and resulted in approximately $74.0 million of preliminary goodwill, subject to adjustment in accordance with ASC 805. Refer to Note 2 - Business Combinations included in Item 8 of this filing for additional information.
Our Market Area
Headquartered in Del Mar, California, we currently operate 14 branch offices and four loan production offices serving California. We define our target market as the Southern California counties of Ventura, Los Angeles, Orange and San Diego, as well as the Inland Empire and the Northern California counties of San Francisco, Marin, Contra Costa, Santa Clara, Alameda and Sacramento.
According to data released in 2024 from the World Bank and the U.S. Bureau of Economic Analysis, California is the largest banking market in the United States, and would be the 5th largest economy in the world, behind Germany and ahead of India, if it were a separate country. The State of California Economic Development Department reports there are approximately 1.7 million small to medium-sized businesses in our target market. Given the large economy and preponderance of mid-market businesses, we believe that the lack of community banks in California offers us an extraordinary market opportunity.
Our business clientele is generally comprised of small to medium-sized businesses engaged in any of the following California business sectors:

•Manufacturing
•Wholesale Distribution
•Professional Services
•Commercial Real Estate
•Healthcare
•Hospitality
•Commercial Contractors
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
Lending is a dynamic process and is dependent on the assessment of the adequacy and reliability of a borrower’s cash flow, collateral, integrity and willingness to repay the loan according to normal and customary terms. We understand the nature of gathering information, assessing its value and then making decisions based on the relevant facts. Our policies are designed to help ensure that all loan applicants are credit-checked thoroughly and the decision to provide a credit extension is made only after all pertinent information is developed and analyzed.
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
d.Relationship-based loan extensions that include a deposit relationship, not solely transaction based. Loans are generally extended to individuals and businesses that have high integrity and benefit both us and the community.
e.We do not discriminate on the basis of color, race, national origin, religion, sexual orientation, marital status, disability, age or gender. We seek to provide credit to all borrowers who qualify, applying both the letter and spirit of all regulations relating to lending and credit.
Lending Limits
As a national bank, our ability to make aggregate loans to one-borrowing-relationship is generally limited to 15% of unimpaired capital and surplus. If the loan is secured by readily marketable collateral, the limit is raised by 10%, bringing the total to 25% of unimpaired capital and surplus. At December 31, 2024, our limit on aggregate loans-to-one-borrower was $73.9 million for loans that are not fully secured. An additional 10% limit is allowed if fully secured by readily marketable collateral. Our legal lending limit will increase or decrease as our level of capital increases or decreases. We may sell loans or participations in our loans to other financial institutions to manage the risk involved in large dollar loans or to manage portfolio concentrations and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.
Lending Products
We offer a diversified mix of business loans primarily encompassing the following loan products: (i) construction and land development loans; (ii) real estate loans; (iii) commercial and industrial loans; (iv) SBA loans, guaranteed in part by the U.S. Government; and (v) consumer loans. We occasionally offer lines of credit, secured by a lien on real estate owned by our clients, which may include the primary personal residence of our clients; such lines of credit generally are requested to accommodate the business and investment needs of that customer. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will engage in transactional-based lending only for borrowers with successful track records who typically have worked with our employees here or at other banks and have a good record of repayment.

The following table presents the composition of our loans held for investment portfolio at December 31, 2024.

(dollars in thousands)	Non SBA Loans	% of Total	SBA Loans	% of Total	Total	% of Total
Construction and land development	$222,016	7.1%	$5,309	0.2%	$227,325	7.3%
Real estate - other:
1-4 family residential	164,401	5.2%	—	—%	164,401	5.2%
Multifamily residential	243,993	7.8%	—	—%	243,993	7.8%
Commercial real estate and other	1,601,029	51.0%	166,698	5.3%	1,767,727	56.3%
Commercial and industrial	693,535	22.1%	17,435	0.6%	710,970	22.7%
Consumer	24,749	0.7%	—	—%	24,749	0.7%
Loans held for investment(1)	$2,949,723	93.9%	$189,442	6.1%	$3,139,165	100.0%
(1)Loans held for investment includes net unearned fees of $1.8 million and net unearned discount of $58.5 million at December 31, 2024.
Construction and Land Development Loans
We offer adjustable rate residential and commercial construction loan financing to builders, developers or other investors. Product type may be residential housing or commercial structures. The term of construction and development loans generally is limited to 12 to 36 months. Most loans require payment in full upon the sale or refinance of the property, unless the project is user-owned which may then convert to a conventional term loan. Management believes that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property. Specific material risks may include:
•Unforeseen delays in the building or the project
•Cost overruns or inadequate contingency reserves
•Poor management of construction process
•Inferior or improper construction techniques
•Changes in the economic environment during the construction period
•A downturn in the real estate market
•Rising interest rates which may impact the sale of the property and its price
•Failure to sell or stabilize completed projects in a timely manner
We attempt to reduce risks associated with construction and land development loans typically by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 75%, depending on the project type. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner-occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2024, we had $222.0 million of construction and development loans, or 7.1% of our loans held-for-investment portfolio, excluding SBA loans, and there were $9.7 million non-performing construction and land development loans.
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
As of December 31, 2024, we had $2.01 billion of real estate loans, or 64.0% of our loans held for investment, excluding SBA loans. These included $1.13 billion of loans secured by non-owner occupied CRE, $472.2 million of loans secured by owner-occupied CRE, $244.0 million of loans secured by multifamily residential properties, and $164.4 million of loans secured by single family residential properties, of which $28.7 million were HELOCs. There were $11.8 million non-performing real estate loans at December 31, 2024.
Our CRE loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. Each borrower is evaluated on an individual basis with an emphasis on determining their business risks and credit profile. We work to reduce credit risk in the CRE portfolio by emphasizing loans on owner-occupied and non-owner-occupied CRE, and multi-family buildings, where the loan-to-value percentage, established by independent appraisals, is up to 75% of purchase price or appraised value, whichever is less. Generally, we also require that a borrower’s cash flow exceed 125% of monthly debt service obligations. In order to provide secondary sources of repayment and liquidity to support a loan request, we typically also review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are typically larger than most residential real estate loans or consumer loans, and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.
Commercial and Industrial Loans
Our C&I loans are generally made to businesses located in California. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. Our C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. As of December 31, 2024, we had $693.5 million of C&I loans, or 22.1% of our loans held for investment portfolio, excluding SBA loans, and there were $4.9 million non-performing C&I loans.
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
As of December 31, 2024, we had $189.4 million of SBA loans, representing 6.1% of total loans held for investment, and there were $374 thousand non-performing SBA loans.
Consumer Loans
We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods of up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Also included in our consumer loan portfolio are consumer solar panel loans that were acquired as part of the merger with CALB. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2024, we had $24.7 million consumer loans, representing 0.7% of total loans held for investment. There were $150 thousand consumer solar loans that were over 90 days past due that were accruing interest and no nonaccrual consumer loans at December 31, 2024.
Deposit Products
We offer comprehensive treasury services tools that are designed to improve our clients’ cash flow, minimize unnecessary fees, and maximize their earnings. These services are offered at our branch locations and include analyzed business checking accounts, remote deposit capture, ACH origination, cash vault services, courier service, and lockbox processing. Transaction accounts and time deposits are tailored to our customers and are relationship-based. Our customers primarily include businesses, business owners and their trusts, limited liability corporations, business partnerships, associations, organizations and governmental authorities. Our deposits are insured by the FDIC up to statutory limits of $250,000 per depositor. As of December 31, 2024, we had total deposits of $3.40 billion, including noninterest-bearing demand deposits of $1.26 billion, or 37.0% of total deposits. Our total deposit cost was 2.01% for the year ended December 31, 2024.
We participate in the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion. Reciprocal deposits are recorded as interest-bearing non-maturity deposits in the consolidated balance sheets. As of December 31, 2024, total reciprocal deposits were $754.4 million, or 22.2% of total deposits.
Total interest-bearing non-maturity deposits at December 31, 2024 were $1.86 billion, representing 54.6% of total deposits. We participated in the Time Deposit Program administered by the California State Treasurer in 2024 and 2023. As of December 31, 2024, time deposits from the State of California totaled $5.0 million. In connection with our participation in this program, we purchased $5.0 million in letters of credit issued by FHLB as collateral at December 31, 2024.
Well-capitalized institutions are not subject to limitations on brokered deposits. As of December 31, 2024, we had $121.1 million brokered time deposits, representing 3.6% of total deposits.
Debt Securities
Our debt securities portfolio is classified as either “held-to-maturity” or “available-for-sale.” Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, availability of alternative investments, or to meet our liquidity needs. At December 31, 2024, debt securities held-to-maturity and available-for sale had carrying amounts of $53.3 million and $142.0 million, respectively. Our held-to-maturity and available-for-sale debt securities represented 1.32% and 3.52%, respectively, of total assets at December 31, 2024.
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
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards; however, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth public companies. See our discussion in “Item 1A - Risk Factors.”
Employees
As of December 31, 2024, we had 289 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
We provide competitive compensation and benefits packages to our employees. In addition to salaries, we provide annual bonus opportunities to all employees, and we offer a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, as well as flexible and health care savings accounts.
We have implemented a Diversity, Equity, and Inclusion (“DEI”) Policy. A company’s commitment to diversity and inclusion is demonstrated by its leadership, its diversity policies and practices. We foster a corporate culture that embraces DEI by (i) including DEI considerations in our recruiting, hiring, retention, and promotion practices; (ii) providing periodic progress reports to the Board; (iii) conducting regular training and education opportunities on equal employment opportunity and DEI; and (iv) taking proactive steps to promote a diverse pool of candidates.

General Corporate Information
Our principal executive offices are located at 12265 El Camino Real, Suite 210, San Diego, California 92130 and our telephone number at that address is (844) 265-7622. Additional information can be found on our website: www.californiabankofcommerce.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this annual report.
Public Information
Our SEC filings are available to the public on the SEC’s Internet site at http://www.sec.gov. You may also obtain these documents, free of charge, from the investor relations section of our website at http://www.californiabankofcommerce.com.
Supervision and Regulation
We are extensively regulated under federal and state law. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and its primary regulator is the Federal Reserve. As a national bank, the Bank is supervised by the OCC, which has responsibility to ensure safety and soundness of the national banking system; ensure fair and equal access to financial services; enforce anti-money and anti-terrorism finance laws; and for national banks with less than $10 billion in assets, enforce consumer protection regulations. In addition, as an insured depository institution, we are subject to regulation by the FDIC.
Federal and state laws and regulations generally applicable to financial institutions regulate our scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the federal banking agencies is intended primarily for the protection of clients and depositors, the stability of the U.S. financial system, and the Deposit Insurance Fund administered by the FDIC and not for the benefit of shareholders or debt holders.
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
Capital Adequacy
Bank holding companies and depository institutions are generally required to maintain minimum levels of capital and are subject to consolidated risk-based and leverage capital rules. Under the Federal Reserve’s Small Bank Holding Company Policy Statement (Regulation Y, Appendix C), qualifying bank holding companies with total consolidated assets of less than $3 billion are exempt from these consolidated capital rules. Prior to the merger with CALB during the third quarter of 2024, the Company qualified for treatment under the Small Bank Holding Company Policy Statement and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the Company became subject to the consolidated capital rules at the bank holding company level.
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
In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. A banking organization with capital levels falling within the buffer may be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.
The following table presents the capital ratios applicable to the Company and the Bank:

	Minimum Capital Required
	To be	With Capital	To be Well-
	Adequately	Conservation	Capitalized under
	Capitalized	Buffer	PCA Provisions(1)
As of December 31, 2024:
Total Capital (to Risk-Weighted Assets)	8.0%	10.5%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	6.0%	8.5%	8.0%
CET1 Capital (to Risk-Weighted Assets)	4.5%	7.0%	6.5%
Tier 1 Capital (to Average Assets)	4.0%	4.0%	5.0%
1.For Bank only.
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
Banking regulators also consider interest rate risk (arising when the interest rate sensitivity of a banking organization’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of capital adequacy. Banking organizations with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a banking organization’s lending and trading activities.
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
Restrictions on Dividends and Stock Repurchases. Our ability to pay dividends to our shareholders is limited by the regulations and policies of the Federal Reserve applicable to bank holding companies and general corporate law. The Federal Reserve’s consolidated capital rules require bank holding companies to maintain a minimum “capital conservation buffer” on top of each of the minimum risk-based capital ratios to avoid restrictions on capital distributions such as dividends and equity repurchases. See “Capital Adequacy” above. In addition, it is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of current income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares or paying dividends during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the Bank’s payment of dividends or management fees to the Company. During the year ended December 31, 2024, there were no dividends paid by the Bank to the Company. The Bank paid dividends to the Company of $2.0 million during the year ended December 31, 2023. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “Regulation of the Bank — Dividend Restrictions Applicable to the Bank,” below.
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
Prompt Corrective Action. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2024, the Bank’s capital levels exceeded the minimum levels required to be considered “well-capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category:

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
Dividend Restrictions Applicable to the Bank. The primary source of funds for the Company is expected to be dividends paid by the Bank. OCC regulations impose various restrictions on the ability of a national bank to make capital distributions, including dividends, stock redemptions or repurchases, and certain other distributions. Generally, a national bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met.
Acquisitions and Branching. The OCC must approve the Bank’s acquisition of other financial institutions and certain other acquisitions, such as the acquisition and assumption of the deposits of another depository institution. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act applications for OCC-supervised institutions, including the

Bank. The final rule eliminates a Bank Merger Act applicant’s ability to file a streamlined application form for certain types of acquisitions and removes the expedited review process for Bank Merger Act applications. The rules and policy statement identify general principles for the OCC’s review of applications under the Bank Merger Act, including indicators for applications likely consistent with approval and applications that raise supervisory or regulatory concerns, additional considerations regarding financial stability, managerial and financial resources, and convenience and needs statutory factors, and clarify the OCC’s decision process for extending the public comment period or holding a public meeting under the Bank Merger Act. The final rule and policy statement suggest that the OCC will give additional scrutiny to transactions subject to the Bank Merger Act.
Generally, the Bank may establish branches nationwide, but branching by acquisition may be restricted by applicable state law.
Lending Limits. The Bank’s ability to make aggregate loans-to-one-borrowing relationship is generally limited to 15% of unimpaired capital and surplus. If the loan is secured by readily marketable collateral, the limit is raised by 10%, bringing the total to 25% of unimpaired capital and surplus. Capital and surplus means Tier 1 and Tier 2 capital plus the amount of ACL not included in Tier 2 capital. We do not have loans in excess of our loans-to-one borrower limit.
FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law. As an FDIC insured financial institution, we are subject to deposit insurance assessments as determined by the FDIC.
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
On April 1, 2024, the FDIC adopted a final rule imposing a special assessment for the recovery of losses to the Deposit Insurance Fund stemming from the protection of uninsured depositors after the closures of Silicon Valley Bank and Signature Bank. The final rule exempts most Insured Depository Institutions that are part of a small banking organization from making payments under the special assessment. The special assessment will not apply to any banking organizations with total assets under $5 billion.
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
Community Reinvestment Act. The CRA requires that the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. Federal banking agencies must consider an institution’s CRA compliance in approving mergers, acquisitions, and applications to open a branch. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements. The Bank received a “satisfactory” overall rating in its most recent CRA evaluation in 2024. This was comprised of an “outstanding” rating on Community Development, and “satisfactory” on lending, under the Intermediate Small Bank regulatory criteria.
On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.
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
Future Legislation and Regulation
Legislative acts are periodically introduced in both Congress and the California legislature. Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. New proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The new presidential administration, along with numerous members of Congress, has advocated for reforms in financial services regulation. These reforms may include amendments to the Dodd-Frank Act, other federal banking laws, and structural changes to the Consumer Financial Protection Bureau (CFPB). We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, consolidated financial condition and consolidated results of operations.

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
Economic, Market and Investment Risks
•We may be adversely affected by the lack of soundness of other financial institutions
•We face risk related to severe weather, natural disasters, acts of terrorism and global conflicts.
•We are particularly vulnerable to an economic downturn in California.
•We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
•Changes in interest rates may affect net interest income and otherwise negatively impact our consolidated financial condition and consolidated results of operations.
Risks Related to Lending and Credit
•We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses. Our allowance for credit losses may not be adequate to cover actual losses.
•Regulatory policies regarding commercial real estate loans could limit our ability to leverage our capital and limit our growth.
•We may suffer losses in our loan portfolio despite our underwriting practices.
•The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.

•In addition to general lending risks, we face particular risks related to our SBA, real estate, commercial real estate, construction, commercial and consumer lending.
•We have a significant number of loans secured by real estate, so we face risks related to a downturn in the real estate market and the impact of changes in interest rates on our real estate loans.
•We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
Liquidity and Capital Risks
•A lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our consolidated financial condition.
•We may need to raise additional capital, but additional capital may not be available.
•We rely on the dividends and return of capital from our Bank subsidiary.
Strategic and Competitive Risks
•We face risks related to our growth, expansion and any acquisitions we may pursue.
•The anticipated benefits and cost savings of the Merger may not be realized.
•We may experience goodwill impairment.
•Our reputation is critical to the success of our business and our failure to maintain our reputation may materially adversely affect our performance.
•New lines of business, products, product enhancements or services may subject us to additional risk.
•Competition may limit our growth and profitability.
Regulatory and Compliance Risks
•We operate in a highly regulated environment and the laws and regulations regarding capital requirements, anti-money laundering, information security and many other aspects of our business. Our failure to so comply could adversely affect us and our future growth.
•We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws could damage our reputation or otherwise adversely affect our business.
•Our failure to comply with stringent capital requirements could result in regulatory criticism, requirements and restrictions.
•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
Technology Risks
•Our failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
•We face risks related to network failures, cyberattacks and data security breaches, which could subject us to increased operating costs as well as litigation and other liabilities.
•Our use of artificial intelligence may result in reputational harm or liability, or could adversely affect our business.

Operational Risks
•Our enterprise risk management framework may not be effective in mitigating risk, including those related to fraud or data processing errors.
•We are subject to certain operational risks, including, but not limited to, internal or external fraud and data processing system failures and errors.
•We depend on the use of data, modeling and estimates, yet the data, models and estimates we use may be inaccurate or incorrect.
•We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.
•We may fail to maintain effective internal controls over financial reporting.
•We rely on third-party service providers for key aspects of our operations.
•Climate change could have a material negative impact on us and our clients.
•Our consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
Risks Related to an Investment in our Common Stock
•Our common stock currently has a limited trading market and is thinly traded, and a more liquid market for our common stock may not develop.
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

We face risks related to severe weather, natural disasters, global climate change, acts of terrorism and global conflicts.
Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts including the Russia-Ukraine War, the Israel-Hamas War, or other similar events have in the past, and may in the future have, a negative impact on our business and operations. Our business and most of the collateral securing our loans are concentrated in California, which is prone to earthquakes, fires, mudslides, drought, flooding and other natural disasters, including the January 2025 Los Angeles county wildfires. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, destruction of residential and commercial properties, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
Our business is concentrated in California and we are particularly vulnerable to an economic downturn in our primary market area.
We primarily serve businesses, organizations and individuals located in California. As a result, we are exposed to risks associated with lack of geographic diversification. An economic downturn or decrease in property values in California, adverse changes in laws or regulations in California could impact the credit quality of our assets, the businesses of our customers and the ability to expand our business. Our success significantly depends upon the growth in population, income levels, commerce, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.
The trade policies and potential tariff initiatives being pursued by the U.S. government under the administration of President Trump may present risks to our borrowers and the markets within which we operate, particularly with respect to the threatened imposition of additional tariffs on certain products imported from countries such as Mexico, Canada, China, which are significant international trading partners for the California economy. The imposition of tariffs on imports, the potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for manufacturers and resellers, reduce demand for U.S. exports and disrupt supply chains. Prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes.
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
As of December 31, 2024, our CRE loans for purposes of this guidance represented 459.0% of our total risk-based capital. As of December 31, 2024, total loans secured by CRE under construction and land development represented 45.5% of our total risk-based capital. As a result, the OCC, which is the Bank’s federal banking regulator, could view the Bank as having a high concentration of CRE loans under this guidance.
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
We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers at the time of origination to estimate the value of such real estate. Appraisals are only estimates of value, and the soundness of those estimates may be affected by volatility in the real estate market or other changes in market conditions. In addition, the independent appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. For example, since 2020 and in light of the prevalence of hybrid work arrangements and associated lower occupancy rates, the value of commercial real estate secured by office properties has generally declined. As a result of these factors, the real estate securing some of our loans is less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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
At December 31, 2024, our construction and land development loans totaled $222.0 million, or 7.1% of our loans held for investment portfolio, excluding SBA loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In addition, this type of lending also typically involves higher loan principal amounts. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Higher than anticipated development costs may cause actual results to vary significantly from those estimated. If our appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, construction loans involve additional cost as a result of the need to actively monitor the building process, including cost comparisons and on-site inspections.
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
As of December 31, 2024, we had $189.4 million of SBA loans, or 6.1% of total loans held for investment. The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.
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
We rely on the dividends and return of capital we receive from our bank subsidiary.
The Company is a separate and distinct legal entity from the Bank. As a holding company with no significant assets other than the Bank, the Company depends on dividends from the Bank to fund operating expenses, service debt and pay taxes. While the Company has not historically paid dividends or repurchased shares, its ability to do so would depend in large part upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer. See “Supervision and Regulation - Capital Adequacy.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 16 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.
In the event the Bank is unable to pay dividends to the Company, the Company could have difficulty meeting its other financial obligations and may need to seek other forms of liquidity, such as the sale of stock or indebtedness. The inability of the Bank to pay dividends to the Company could have a material adverse effect on our business, including the market price of our common stock.
STRATEGIC AND COMPETITIVE RISKS
Our growth, expansion and any acquisitions we may pursue may strain our ability to manage our operations and financial resources.
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
Combining the Company and CALB may be more costly than expected and the anticipated benefits and cost savings of the merger may not be realized.
Our future results of operations will depend in large part on our ability to successfully integrate the operations of CALB with our own and retain our and CALB’s customers. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, our consolidated results of operations may be adversely affected. Further, the success of the Merger will continue to depend, in part, on our ability to realize the anticipated cost savings from combining our businesses and with that of CALB. To realize the anticipated benefits and cost savings, we must continue to combine both businesses in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. In addition, the actual cost savings could be less than anticipated.
We may experience goodwill impairment.
Goodwill is initially recorded at fair value and is not amortized but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. The determination of whether impairment has occurred, takes into consideration a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Our goodwill was not considered impaired as of December 31, 2024 and 2023; however, no assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our business, consolidated financial condition, and our consolidated results of operations. Furthermore, even though goodwill is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

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
Competition in the banking and financial services industry is intense. We compete with commercial banks, credit unions, mortgage banking firms, finance companies, non-bank lenders including “fintech” lenders, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.
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
Our future success depends in large part on our ability to retain and motivate our existing employees and attract new employees. Competition for the best employees can be intense. If we are not able to attract, retain and motivate key personnel, both in business line and corporate functions, it could have a material adverse impact on our growth, consolidated results of operations and consolidated financial condition.
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
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. Our failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends, our ability to make acquisitions, and our business, consolidated financial condition and consolidated results of operations. These limitations establish a maximum percentage of eligible retained income that could be utilized for these actions. See “Supervision and Regulation - Capital Requirements.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 16 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 in this annual report.
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
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including the use of artificial intelligence and machine learning to interact with customers and review to review and analyze data. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, growth and consolidated results of operations.
System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Further, our remediation efforts in response to these events may not be successful. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks.
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

The use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business. Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products and services or those developed by our third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed. Datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.
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
Our management is responsible for establishing and maintaining a system of internal controls over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and for evaluating and reporting on that system of internal control. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to refine our internal controls over financial reporting. Maintaining and improving the effectiveness of our disclosure controls and procedures and internal controls over financial reporting will require that we continue to expend significant resources, including accounting-related costs and significant management oversight.
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
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period, to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the ACL, particularly in light of our adoption of the CECL standard in 2023; the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
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
The Program integrates seamlessly with the Company's enterprise risk management program. Continuous threat and vulnerability assessments inform system and control updates, effectively mitigating risks. Layered security controls work together to protect customer information and transactions. Additionally, third-party experts conduct periodic program evaluations through penetration testing, audits, and best practice consultations, with results driving program improvement initiatives. As a regulated entity, California Bank of Commerce undergoes regular bank regulatory examinations evaluating the information security program and its compliance with federal regulations.

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
While no material cybersecurity incidents have been identified during the reported fiscal year, the Company acknowledges the ongoing and evolving nature of cyber threats and remains vigilant in its efforts to defend against them.
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
The ISO leads program development, implementation, and reporting to the Board. The ISO possesses extensive experience with over 25 years of securing information systems and data, and holds many industry certifications including Microsoft Certified Software Engineer + Security, Exchange Security, Comptia Security+, Pentest+, Cyber Security Analyst(CYSA+), Cisco Certified Network Admin + Security enhancement, Cisco Certified Design architect and Certified Ethical Hacker. Recognizing cybersecurity as a shared responsibility, the Company conducts periodic management-level simulations and tabletop exercises with external resources and advisors as needed.
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

Item 2. Properties
Our principal executive offices are located in Del Mar, California. As of December 31, 2024, our properties included ten administrative offices and 14 branches in California. We own three properties and lease the remaining properties and believe that, if necessary, we could secure suitable alternative properties on similar terms without materially adversely affecting operations. All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance. For information regarding our lease commitments, refer to Note 6 - Premises and Equipment and Leases to the Consolidated Financial Statements.
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
Our common stock is listed on the Nasdaq Capital Market under the symbol “BCAL.”
As of March 31, 2025, there were approximately 438 holders of record of our common stock.
Dividends
Our shareholders are entitled to receive dividends only if, when and as declared by our Board of Directors and out of funds legally available. We have paid no cash dividends to common shareholders since our inception and we have no present intent to commence the payment of dividends in the foreseeable future. We anticipate that all of our future earnings will be retained to support our operations, repurchase of our common stock, and finance the growth and development of our business. Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors in its sole discretion, subject to the satisfaction of any regulatory requirements. Our profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends.
As a California corporation, we are subject to certain restrictions on dividends under the California General Corporation Law. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business—Supervision and Regulation—Regulation of the Company” and “Item 1. Business—Supervision and Regulation—Regulation of the Bank.”
Issuer Purchases of Equity Securities
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during 2024.

The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2024	—	$—	—	550,000
November 1 - 30, 2024	—	$—	—	550,000
December 1 - 31, 2024	—	$—	—	550,000
Total	—	$—	—

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
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 14 branch offices serving the state of California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Merger with the former California BanCorp (“CALB”)
On July 31, 2024, we completed its all-stock merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between us and CALB. At July 31, 2024, CALB had total loans of $1.43 billion, total assets of $1.91 billion, and total deposits of $1.64 billion. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provides an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained all banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region for a total of 14 Bank branches.

Under the terms of the Agreement and Plan of Merger and Reorganization, each outstanding share of CALB common stock was exchanged for the right to receive 1.590 shares of the Company’s common stock, resulting in the net issuance of approximately 13,579,454 shares, with cash (without interest) paid in lieu of fractional shares and repurchase of shares for settlement of accelerated restricted stock units. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding business combinations and related activity.
Southern California Wildfires
Early in the first quarter of 2025, several neighborhoods adjacent to Los Angeles were engulfed by wildfires fed by unusually strong Santa Ana winds. The Palisades and Eaton fires were the most damaging of these wildfires, destroying an estimated 12,000 structures between them. We are working with all our constituents to provide assistance during this difficult period, supporting clients and employees affected by the fires, as well as donating money to relief funds and providing volunteer assistance to them. The fires are expected to have a minimal impact on our loan portfolio.
Impact of Changes in Federal Fund Interest Rate on the Economy and Banking Industry
Between March 2022 and September 2023, the Federal Reserve raised interest rates 11 times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years, in response to an increase in inflation that saw the Consumer Price Index rise to 9.1% in July 2022, which has since moderated to 3.0% in February 2025. At its September 2024 meeting, the Federal Reserve reduced the federal funds interest rate by 50 basis points, followed by two additional 25 basis point reductions in November and December 2024, for a total decrease of 100 basis points in 2024, ending the year in a range of 4.25% to 4.50%.
Concerns regarding a potential recession have moderated with the full year advance estimate for 2024 U.S. GDP reported at 2.8%, slowing to 2.3% in the fourth quarter of 2024, with Moody’s full-year baseline 2025 GDP growth forecast estimate at 2.3%. California’s 2024 GDP increased by 3.4% from 2023 and is forecast by Moody’s to decrease to 1.6% in 2025. Despite the anticipated slowdown in California, it is still considered to have the fifth largest economy in the world; however, higher interest rates and broader economic headwinds have put a damper on investment, particularly in the near term for the tech industry, which employs 8% of the state’s workforce, as tech payrolls have trended lower over the past year and further layoffs are expected. The U.S. Bureau of Labor Statistics reports California’s December 2024 unemployment rate at 5.5%; it has been in a range between 5.0% and 5.5% since September 2023.
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
In remarks delivered at the 2025 U.S. Monetary Policy Forum in New York City Fed Chairman Jerome Powell said that the U.S. economy remains in a good place. However, policymakers are holding steady as they wait for greater clarity on the effects of the Trump administration’s numerous policy changes on the economy; officials are carefully monitoring the effects of the new administration’s policy changes in regard to trade, immigration, fiscal policy, and regulation. Uncertainty around such changes and their likely economic impacts remains high. The Chairman believes that the Fed doesn’t need to move quickly to adjust policy in response yet, but the net effect of these policy changes will matter for the economy and the path of monetary policy. They may also impact financial institutions.

We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong.
We have a highly skilled and experienced lending production team and credit administration team. Given our concentration in commercial real estate secured loans, we mitigate that risk through comprehensive underwriting policies, semi-annual loan level reviews, close monitoring of self-established industry and geographical and collateral type limits, periodic stress testing and continuous portfolio risk management reporting. Per the regulatory definition of commercial real estate, at December 31, 2024, our concentration of such loans represented 459% of our total risk-based capital. In addition, at December 31, 2024, total loans secured by commercial real estate under construction and land development represented 46% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at December 31, 2024 were $18.6 million and there were $2.5 million in net charge-offs during the year ended December 31, 2024. At December 31, 2024, our only OREO, carried at $4.1 million, was from a multifamily nonaccrual loan we foreclosed in 2024.
Given the nature of our commercial banking business, approximately 46% of our total deposits exceeded the FDIC deposit insurance limits at December 31, 2024. However, we offer our deposit customers access to the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of reciprocal deposits from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits allow us to divide customers’ deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion. Our total reciprocal deposits increased to $754.4 million, representing 22.2% of total deposits and 21.8% of Bank’s total liabilities at December 31, 2024, compared to $274.1 million, or 14% of total deposits at December 31, 2023. The excess over 20% increased our wholesale funding to total assets ratio and net non core funding dependence ratio. These two ratios are within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, which included $98.4 million in ICS, $306.6 million in R&T and $37.7 in CDARS.
At December 31, 2024, our liquidity position remained strong, with the following financial balances (unaudited), compared to December 31, 2023:
•Total cash and cash equivalents of approximately $388.2 million, compared to $86.8 million.
•Total liquidity ratio of approximately 15.7%, compared to 11.1%.
•Unpledged, liquid securities at fair value were approximately $129.4 million, compared to $130.0 million.
~~•~~Available borrowing capacity from the Federal Home Loan Bank (“FHLB”) secured lines of credit of approximately $753.9 million, compared to $339.2 million. At December 31, 2024, there were no overnight FHLB borrowings.
•Available borrowing capacity from the Federal Reserve Discount Window program was approximately $318.5 million, compared to $141.6 million. There were no outstanding borrowings under this program at December 31, 2024.

•Available borrowing capacity from four unsecured credit lines from correspondent banks totaling $90.5 million, compared to three unsecured credit lines from correspondent banks totaling $75.0 million. There were no outstanding borrowings on these lines at December 31, 2024.
•Total available borrowing capacity was approximately $1.16 billion at December 31, 2024, compared to $555.8 million.
•Total available liquidity was approximately $1.68 billion at December 31, 2024, compared to $772.6 million at December 31, 2023.
We continue to monitor macroeconomic variables related to increasing interest rates, inflation, and concerns regarding an economic downturn and its potential effects on our business, customers, employees, communities and markets. The following challenges could have an impact on our business, consolidated financial condition or near- or longer-term consolidated results of operations:

•Slower loan growth and declining deposits;
•Difficulty retaining and attracting deposit relationships;
•Credit quality deterioration of our loan portfolio resulting in additional provision for credit losses and charge-offs;
•Margin pressure in response to potential further rate cuts by the Federal Reserve;
•Merger cost savings being less than anticipated;
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
Allowance for Credit Losses - Loans
The ACL on loans is our estimate of expected lifetime credit losses for our loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management’s judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in Allowance for Credit Losses - Off-Balance Sheet Credit Exposure).
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that we do not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Provision for credit losses for loans held for investment is included in provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable, as interest that is deemed uncollectible is written off through interest income.
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
◦1-4 family residential
◦Multifamily residential
◦Commercial real estate and other
•Commercial and industrial
•Consumer
Construction and land development loans are typically adjustable rate residential and commercial construction loans to builders, developers and consumers, with terms generally limited to 12 to 36 months. These loans generally require payment in full upon the sale or refinance of the property. Construction and development loans generally carry a higher degree of risk because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property, unless the project is user-owned, which would then convert to a conventional term loan. Specific material risks may include (i) unforeseen delays in the building of the project, (ii) cost overruns or inadequate contingency reserves, (iii) poor management of construction process, (iv) inferior or improper construction techniques, (v) changes in the economic environment during the construction period, (vi) a downturn in the real estate market, (vii) rising interest rates which may impact the sale of the property and its price, and (viii) failure to sell or stabilize completed projects in a timely manner. The Company attempts to reduce risks associated with construction and land development loans by obtaining personal guarantees and by keeping the maximum loan-to-value (“LTV”) ratio at or below 75%, depending on the project type. Many of the construction and land development loans include interest reserves built into the loan commitment. For owner-occupied commercial construction loans, periodic cash payments for interest are required from the borrower’s cash flow.
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
The Company’s commercial and industrial (“C&I”) loans are generally made to businesses located in the California and surrounding communities. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. The Company’s C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to provide working capital to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses.
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Also included in our consumer loan portfolio are consumer solar panel loans that were acquired as part of the merger with CALB. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. The remaining average term ranges from 6 to 23 years. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.
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
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. In addition to the aforementioned quantitative model, management periodically considers the need for qualitative adjustments to the ACL. Such qualitative adjustments may be related to and include, but are not limited to, factors such as: differences in segment-specific risk characteristics, periods wherein current conditions and reasonable and supportable forecasts of economic conditions differ from the conditions that existed at the time of the estimated loss calculation, model limitations and management’s overall assessment of the adequacy of the ACL. Qualitative risk factors are periodically evaluated by management.
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
Allowance for Credit Losses — Acquired Loans
In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), loans purchased or acquired in connection with a business combination are recorded at their acquisition date fair value. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. The ACL related to the acquired loan portfolio is not carried over from the acquiree. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (“PCD”) loans, or loans with no evidence of credit deterioration (“non-PCD”).
PCD loans are those loans or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for credit losses. The Company measures ACL for PCD loans using a loss-rate method in conjunction with the PD/LGD framework.
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
(3)Adjusted net income is computed by adjusting net income for the tax-effected one-time initial provision for credit losses related to non-PCD loans and unfunded loan commitments and tax-effected merger related expense adjustments for the periods indicated.
(4)Average tangible common equity is computed by subtracting average goodwill and net average intangible assets from average shareholders’ equity.
(5)Adjusted return on average assets is computed by dividing annualized adjusted net income by average assets. Adjusted return on average equity is computed by dividing adjusted net income by average shareholders’ equity.
(6)Return on average tangible common equity is computed by dividing net income by average tangible common equity. Adjusted return on average tangible common equity is computed by dividing adjusted net income by average tangible common equity.
(7)Tangible common equity and tangible assets are computed by subtracting goodwill and intangible assets, net from total shareholders’ equity and total assets, respectively.
(8)Tangible common equity to tangible assets ratio is computed by dividing tangible common equity by tangible assets.
(9)Tangible book value per share is computed by dividing tangible common equity by total common shares outstanding. We consider tangible book value per share a meaningful measure because it suggests what our common shareholders can expect to receive if we are in financial distress and are forced to liquidate our assets at the book value price. Intangible assets like goodwill are not a part of the process since they cannot be sold for cash during liquidation.
We consider average tangible common equity, tangible common equity, and the tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2024	2023
Efficiency Ratio
Noninterest expense	$97,791	$59,746
Less: Merger and related expenses	16,288	—
Adjusted noninterest expense	$81,503	$59,746

Net interest income	122,984	94,138
Noninterest income	4,760	3,379
Total net interest income and noninterest income	$127,744	$97,517
(1) Efficiency ratio (non-GAAP)	76.6%	61.3%
(1) Adjusted efficiency ratio (non-GAAP)	63.8%	61.3%

Pre-tax Pre-provision Income
Net interest income	$122,984	$94,138
Noninterest income	4,760	3,379
Total net interest income and noninterest income	127,744	97,517
Less: Noninterest expense	97,791	59,746
(2) Pre-tax pre-provision income (non-GAAP)	$29,953	$37,771
Add: Merger and related expenses	16,288	—
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$46,241	$37,771

Return on Average Assets, Equity, and Tangible Equity
Net income	$5,433	$25,910
Add: After-tax Day1 provision for non PCD loans and unfunded loan commitments (1)	14,978	—
Add: After-tax merger and related expenses (1)	11,988	—
(3) Adjusted net income (non-GAAP)	$32,399	$25,910

Average assets	$3,095,916	$2,306,233
Average shareholders’ equity	379,816	273,346
Less: Average intangible assets	79,564	39,195
(4) Average tangible common equity (non-GAAP)	$300,252	$234,151

Return on average assets	0.18%	1.12%
(5) Adjusted return on average assets (non-GAAP)	1.05%	1.12%
Return on average equity	1.43%	9.48%
(5) Adjusted return on average equity (non-GAAP)	8.53%	9.48%
(6) Return on average tangible common equity (non-GAAP)	1.81%	11.07%
(6) Adjusted return on average tangible common equity (non-GAAP)	10.79%	11.07%

(1)After-tax Day 1 provision for non-PCD loans and unfunded loan commitments and merger and related expenses are presented using a 29.56% tax rate.

	December 31,
(dollars in thousands, except per share amounts)	2024	2023

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$511,836	$288,152
Less: Intangible assets	134,058	38,998
(7) Tangible common equity (non-GAAP)	$377,778	$249,154

Total assets	$4,031,654	$2,360,252
Less: Intangible assets	134,058	38,998
(7) Tangible assets (non-GAAP)	$3,897,596	$2,321,254

Equity to asset ratio	12.70%	12.21%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	9.69%	10.73%
Book value per share	$15.86	$15.69
(9) Tangible book value per share (non-GAAP)	$11.71	$13.56
Shares outstanding	32,265,935	18,369,115

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the years presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Item 8 of this annual report.

	Year Ended December 31,
($ in thousands except share and per share data)	2024	2023
EARNINGS
Net interest income	$122,984	$94,138
Provision for credit losses	$21,690	$915
Noninterest income	$4,760	$3,379
Noninterest expense	$97,791	$59,746
Income tax expense	$2,830	$10,946
Net income	$5,433	$25,910
Pre-tax pre-provision income (1)	$29,953	$37,771
Adjusted pre-tax pre-provision income (1)	$46,241	$37,771
Diluted earnings per share	$0.22	$1.39
Ending shares outstanding	32,265,935	18,369,115

PERFORMANCE RATIOS
Return on average assets	0.18%	1.12%
Adjusted return on average assets (1)	1.05%	1.12%
Return on average common equity	1.43%	9.48%
Adjusted return on average common equity (1)	8.53%	9.48%
Yield on loans	6.55%	5.94%
Yield on earning assets	6.26%	5.69%
Cost of deposits	2.01%	1.37%
Cost of funds	2.12%	1.46%
Net interest margin	4.28%	4.33%
Efficiency ratio (1)	76.6%	61.3%
Adjusted efficiency ratio (1)	63.8%	61.3%

CAPITAL
Tangible equity to tangible assets (1)	9.69%	10.73%
Book value (BV) per common share	$15.86	$15.69
Tangible BV per common share (1)	$11.71	$13.56

ASSET QUALITY
Allowance for loan losses (ALL)	$50,540	$22,569
Reserve for unfunded loan commitments	3,103	933
Allowance for credit losses (ACL)	$53,643	$23,502
ALL to nonperforming loans	190.5%	173.6%
ALL to total loans	1.61%	1.15%
ACL to total loans	1.71%	1.20%
Net charge-offs to average loans held-for-investment	(0.11)%	(0.07)%

	Year Ended December 31,
($ in thousands except share and per share data)	2024	2023
30-89 days past due, excluding nonaccrual loans	$12,082	$19
Over 90 days past due, excluding nonaccrual loans	$150	$—
Special mention loans	$69,339	$2,996
Special mention loans to total loans held for investment	2.21%	0.15%
Substandard loans	$117,598	$19,502
Substandard loans to total loans held for investment	3.75%	1.00%
Nonperforming loans	$26,536	$13,004
Other real estate owned	4,083	—
Nonperforming assets	$30,619	$13,004
Nonperforming assets to total assets	0.76%	0.55%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$3,156,345	$1,964,791
Total assets	$4,031,654	$2,360,252
Deposits	$3,398,760	$1,943,556
Loans to deposits	92.9%	101.1%
Shareholders' equity	$511,836	$288,152
(1) Refer to Non-GAAP Financial Measures, included in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report.

Results of Operations
Impact of Merger on Earnings
The comparability of our financial information is affected by the merger with CALB. We completed this Merger on July31, 2024. This merger has been accounted for using the acquisition method of accounting and, accordingly, CALB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2024. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data of this filing for more information regarding business combinations and related activity.
Net Income
Net income for the year ended December 31, 2024 was $5.4 million, or $0.22 per diluted share, compared to net income of $25.9 million, or $1.39 per diluted share in the prior year. The $20.5 million decrease in net income from the prior year was primarily due to a $20.8 million increase in the provision for credit losses, and a $38.0 million increase in noninterest expense, partially offset by a $28.8 million increase in net interest income and a $8.1 million decrease in income taxes. Excluding one-time CECL-related provision for credit losses on acquired non-PCD loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $32.4 million, or $1.32 per diluted share, for the year ended December 31, 2024. Pre-tax, pre-provision income for the year ended December 31, 2024 was $30.0 million, a decrease of $7.8 million, or 20.7% compared to pre-tax, pre-provision income of $37.8 million for the year ended December 31, 2023.

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
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs for the years indicated:

	Year Ended
	December 31, 2024			December 31, 2023
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$2,443,127	$159,960	6.55%	$1,918,443	$113,951	5.94%
Taxable debt securities	136,984	5,827	4.25%	107,021	3,497	3.27%
Tax-exempt debt securities (2)	53,721	1,223	2.88%	65,674	1,655	3.19%
Deposits in other financial institutions	171,939	8,692	5.06%	46,826	2,434	5.20%
Fed funds sold/resale agreements	43,990	2,319	5.27%	18,114	923	5.10%
Restricted stock investments and other bank stock	22,137	1,777	8.03%	15,930	1,062	6.67%
Total interest-earning assets	2,871,898	179,798	6.26%	2,172,008	123,522	5.69%
Total noninterest-earning assets	224,018			134,225
Total assets	$3,095,916			$2,306,233

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	492,140	10,644	2.16%	308,537	5,161	1.67%
Money market and savings accounts	910,426	26,685	2.93%	673,176	15,000	2.23%
Time deposits	324,249	15,432	4.76%	180,219	6,704	3.72%
Total interest-bearing deposits	1,726,815	52,761	3.06%	1,161,932	26,865	2.31%
Borrowings:
FHLB advances	19,543	1,103	5.64%	26,390	1,434	5.43%
Subordinated debt	39,479	2,950	7.47%	17,818	1,085	6.09%
Total borrowings	59,022	4,053	6.87%	44,208	2,519	5.70%
Total interest-bearing liabilities	1,785,837	56,814	3.18%	1,206,140	29,384	2.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	893,586			801,882
Other liabilities	36,677			24,865
Shareholders’ equity	379,816			273,346
Total Liabilities and Shareholders’ Equity	$3,095,916			$2,306,233
Net interest spread			3.08%			3.25%
Net interest income and margin(4)		$122,984	4.28%		$94,138	4.33%
Cost of deposits(5)	$2,620,401	$52,761	2.01%	$1,963,814	$26,865	1.37%
Cost of funds(6)	$2,679,423	$56,814	2.12%	$2,008,022	$29,384	1.46%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $12.3 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.10%, and 40.83% of average total deposits for the years ended December 31, 2024 and 2023, respectively.
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

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$33,564	$12,445	$46,009
Taxable debt securities	1,120	1,210	2,330
Tax-exempt debt securities	(242)	(190)	(432)
Deposits in other financial institutions	6,327	(69)	6,258
Fed fund sold/resale agreements	1,363	33	1,396
Restricted stock investments and other bank stock	470	245	715
Total interest-earning assets	42,602	13,674	56,276

Interest-bearing liabilities:
Interest-bearing NOW accounts	3,674	1,809	5,483
Money market and savings accounts	6,168	5,517	11,685
Time deposits	6,517	2,211	8,728
Total interest-bearing deposits	16,359	9,537	25,896
Borrowings:
FHLB advances	(385)	54	(331)
Subordinated debt	1,571	294	1,865
Total borrowings	1,186	348	1,534
Total interest-bearing liabilities	17,545	9,885	27,430
Net interest income	$25,057	$3,789	$28,846

Net interest income for the year ended December 31, 2024 was $123.0 million, compared to $94.1 million for the year ended December 31, 2023. The increase was primarily due to a $56.3 million increase in total interest income, partially offset by a $27.4 million increase in total interest expense. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total average interest-bearing liabilities from the Merger during the third quarter of 2024, coupled with an increase in yields on interest-earnings assets and an increase in cost of funds. During the year ended December 31, 2024, total loan interest income increased $46.0 million, of which $10.4 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $1.9 million, and interest and dividend income from other financial institutions and other interest-earning assets increased $8.4 million. The increase in interest income was primarily driven by the higher average total interest-earning assets and the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. Average interest-earning assets increased $699.9 million, resulting from a $524.7 million increase in average total loans, an $18.0 million increase in total average debt securities, a $125.1 million increase in average deposits in other financial institutions, and a $25.9 million increase in average Fed funds sold/resale agreements.
During the year ended December 31, 2024, total interest expense increased by $27.4 million to $56.8 million, comprised primarily of a $25.9 million increase in interest expense on average interest-bearing deposits and a $1.5 million increase in interest expense on average total borrowings due to increases related to interest-bearing deposits and subordinated debt acquired from the Merger, coupled with the repricing of interest-bearing deposits in the higher interest rate environment and peer bank deposit competition over the first three quarters of 2024.
Net interest margin for the year ended December 31, 2024 was 4.28%, compared with 4.33% for the year ended December 31, 2023. The decrease was primarily related to a 66 basis point increase in the cost of funds, partially offset by a 57 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix. The yield on total interest-earning assets during the year ended December 31, 2024 was 6.26%, compared with 5.69% for the year ended December 31, 2023. The yield on average total loans during the year ended December 31, 2024 was 6.55%, a 61 basis point increase from 5.94% for the year ended December 31, 2023. The cost on total interest-bearing liabilities during the year ended December 31, 2024 was 3.18%, a 74 basis point increase from 2.44% for the year ended 2023. Accretion income from the net purchase accounting discounts on acquired loans was $10.4 million and the amortization expense impact on interest expense was $750 thousand, which increased the net interest margin by 34 basis points for the year ended December 31, 2024. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 43 basis points for the year ended December 31, 2024.
Total cost of funds for the year ended December 31, 2024 was 2.12%, an increase of 66 basis points from 1.46% for the year ended December 31, 2023. The increase was primarily driven by a 75 basis point increase in the cost of interest-bearing deposits, coupled with an increase in average interest-bearing deposits. Average noninterest-bearing demand deposits increased $91.7 million to $893.6 million and represented 34.1% of total average deposits for the year ended December 31, 2024, compared with $801.9 million and 40.8%, respectively, for the year ended 2023; average interest-bearing deposits increased $564.9 million to $1.73 billion during the year ended December 31, 2024. The total cost of deposits for the year ended December 31, 2024 was 2.01%, up 64 basis points from 1.37% for the year ended 2023.
Average total borrowings increased $14.8 million to $59.0 million for the year ended December 31, 2024, resulting primarily from a $6.8 million decrease in average FHLB advances and a $21.7 million increase in subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger. The average cost of total borrowings was 6.87% for the year ended December 31, 2024, a 117 basis point increase from 5.70% for the year ended 2023.

Provision for Credit Losses
We recorded a provision for credit losses of $21.7 million for the year ended December 31, 2024, compared to $915 thousand for the year ended 2023. The provision for credit losses for the year ended December 31, 2024 included a $19.5 million provision for credit losses on loans held for investment largely due to the $18.5 million one-time initial provision for credit losses on acquired non-PCD loans, and a $2.2 million provision for credit losses on unfunded loan commitments primarily due to the $2.7 million initial provision for credit losses on unfunded commitments acquired in the Merger and the impact of higher unfunded loan commitments. The provision for credit losses for the year ended December 31, 2023 included a $1.7 million provision for credit losses on loans held for investment, partially offset by a $816 thousand reversal of credit provision for unfunded loan commitments.

Noninterest Income
The following table sets forth the various components of our noninterest income for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Service charges and fees on deposit accounts	$2,106	$1,202
Interchange and ATM income	1,034	744
(Loss) gain on sale of loans	(672)	831
Income from bank-owned life insurance	1,748	946
Servicing and related income on loans, net	307	240
Loss on sale of debt securities	—	(974)
Loss on sale and disposal of fixed assets	(19)	—
Other charges and fees	256	390
Total noninterest income	$4,760	$3,379
Total noninterest income during the year ended December 31, 2024 was $4.8 million, an increase of $1.4 million compared to total noninterest income of $3.4 million for the prior year. The increase was due primarily to increases in deposit-related fees, which include service charges and fees on deposit accounts and interchange and ATM income, bank owned life insurance income, partially offset by a valuation allowance on OREO and lower gains on sale of loans for the year ended December 31, 2024.
Deposit-related fees were $3.1 million during the year ended December 31, 2024, an increase of $1.2 million from $1.9 million for year ended 2023. The increase is attributed to a higher volume of transaction-based accounts and account balances as a result of the Merger; average demand deposit account balances increased to $893.6 million for the year ended December 31, 2024 from $801.9 million for the year ended 2023.
We recorded a loss on sale of loans of $672 thousand during the year ended December 31, 2024, compared to a gain of $831 thousand for the year ended 2023. The $1.5 million decrease was primarily due to a loss of $1.1 million, related to the sale of certain Sponsor Finance loans in the fourth quarter of 2024, coupled with fewer SBA 7(a) loan sales during the year ended December 31, 2024. During the year ended December 31, 2024, we sold six SBA loans with a net carrying value of $6.3 million, resulting in a gain of $415 thousand, at an average premium of 6.56%, offset by thirteen non-SBA loans with a net carrying value of $77.6 million, resulting in a $1.1 million loss. In 2023, we sold nine SBA 7(a) loans with a net carrying value of $10.9 million, resulting in a gain on sale of $874 thousand at an average premium of 8.01%, and one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand.
Income from bank-owned life insurance was $1.7 million during the year ended December 31, 2024, compared to $946 thousand for the year ended 2023. The $802 thousand increase between periods primarily driven by the $26.3 million increase in bank-owned life insurance from the Merger and a $368 thousand death benefit income realized for the year ended December 31, 2024. There was no comparable death benefit income realized in 2023.
During the year ended December 31, 2023, we recorded a $974 thousand loss on sale of debt securities; there was no comparable transaction in 2024.
Other charges and fees during the year ended December 31, 2024 were $256 thousand, a decrease of $134 thousand compared to $390 thousand for the year ended 2023. The decrease was due primarily to a $614 thousand valuation allowance on OREO, partially offset by higher loan income and income from equity investments.
Noninterest Expense
The following table sets forth the various components of our noninterest expense for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Salaries and employee benefits	$49,845	$39,249
Occupancy and equipment	7,242	6,231
Data processing and communications	5,832	4,534
Legal, audit and professional	2,559	3,211
Regulatory assessments	1,714	1,508
Director and shareholder expenses	1,410	849
Merger and related expenses	16,288	—
Intangible asset amortization	1,877	389
Other real estate owned expenses	5,246	—
Other expenses	5,778	3,775
Total noninterest expense	$97,791	$59,746
Total noninterest expense for the year ended December 31, 2024 was $97.8 million, an increase of $38.0 million compared with total noninterest expense of $59.7 million for the year ended 2023. The increase was largely due to increases from the Merger, including increases in merger and related expenses, salaries and employee benefits, other real estate owned expenses, intangible asset amortization, and other expenses. Excluding the merger and related expenses, noninterest expense increased $21.8 million to $81.5 million for the year ended December 31, 2024. The increase in most overhead expense categories is due to including CALB’s operations since the date of acquisition.
Salaries and employee benefits were $49.8 million during the year ended December 31, 2024, compared to $39.2 million during the prior year. The $10.6 million increase in salaries and benefits was primarily due to growth in headcount from CALB employees retained subsequent to the Merger. The average full-time equivalent (“FTE”) employees for the year ended December 31, 2024 was 249 compared to 206 FTE employees for the year ended 2023. The year ended December 31, 2024 salaries and employee benefits also included a $1.3 million one-time stock-based compensation expense associated with non-continuing CALB executives and employees.

Occupancy and equipment expenses were $7.2 million during the year ended December 31, 2024, compared to $6.2 million in the prior year. The $1.0 million increase was due primarily to higher lease and depreciation costs as a result of the Merger.
Merger and related expenses were $16.3 million during the year ended December 31, 2024 and primarily included severance and change in control costs of $6.2 million, financial advisory fees of $5.1 million, information technology expenses of $5.2 million, and legal and other professional costs of $4.5 million. There were no comparable expenses for the year ended 2023.
Intangible asset amortization increased $1.5 million during the year ended December 31, 2024. The increase in core deposit intangible amortization was primarily driven by the additional amortization from the $22.7 million core deposit intangible and $300 thousand trade name intangible acquired in the Merger.
Other real estate expenses were $5.2 million. During the year ended December 31, 2024, the Company sold OREO and recognized a $4.8 million loss. There was no comparable transaction in the year ended 2023.
Other expenses were $5.8 million during the year ended December 31, 2024, compared to $3.8 million for the year ended 2023. The $2.0 million increase was due primarily to the increases in loan related expenses, customer service related expenses, marketing, advertising and donation expenses, travel expenses, correspondent bank charges and insurance expenses primarily as a result of the Merger.
Our efficiency ratio (non-GAAP) for the year ended December 31, 2024 and 2023 was 76.6% and 61.3%, respectively. Excluding the loss on sale of OREO, the efficiency ratio (non-GAAP) for the year ended December 31, 2024 would have been 72.8%. Excluding the merger and related expenses of $16.3 million, the efficiency ratio (non-GAAP) for the year ended December 31, 2024 would have been 63.8%.
Income Taxes
Income tax expense for the year ended December 31, 2024 was $2.8 million, compared to $10.9 million for the year ended 2023. The effective rate was 34.2% during the year ended December 31, 2024, compared to 29.7% for the year ended 2023. The increase in effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.
For additional information, see Note 11 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Financial Condition
Summary
Total assets at December 31, 2024 were $4.03 billion, an increase of $1.67 billion from $2.36 billion at December 31, 2023. The increase in total assets was primarily related to the $1.86 billion in fair value of total assets acquired in the Merger, which included increases of $1.36 billion in loans held for investment, $42.6 million in debt securities, and $336.3 million in cash and cash equivalents. In addition, the Company recorded preliminary goodwill of $74.0 million related to the Merger in the third quarter of 2024.
Total liabilities were $3.52 billion at December 31, 2024, an increase of $1.45 billion from $2.07 billion at December 31, 2023. The increase in total liabilities was driven by the $1.72 billion in fair value of total liabilities acquired in the Merger, which included $1.64 billion of deposits and $50.8 million of borrowings.
Shareholders’ equity was $511.8 million at December 31, 2024, an increase of $223.7 million from $288.2 million at December 31, 2023. The increase in shareholders’ equity was primarily driven by $5.4 million of net income generated for the year ended December 31, 2024, $214.4 million of common stock issued in connection with closing the Merger, $6.2 million related to stock-based compensation activity, partially offset by a $2.2 million increase in net of tax unrealized losses on available-for-sale debt securities during the period.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $195.3 million and $183.7 million at December 31, 2024 and 2023, respectively. The $11.6 million increase in debt securities was primarily related to the $42.6 million in debt securities acquired in the Merger, partially offset by paydowns, sales, maturities and calls and valuation changes. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.32% and 3.52%, respectively, of total assets at December 31, 2024, compared to 2.27% and 5.51%, respectively, at December 31, 2023.
During the year ended December 31, 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At December 31, 2024 and 2023, debt securities with an amortized cost of $56.2 million and $53.6 million, respectively, were pledged to the Federal Reserve as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to collateral securing a line of credit with the Federal Reserve.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at December 31, 2024 and 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432
At December 31, 2024, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $53.3 million with pre-tax unrecognized losses of $5.5 million, compared to 58 held-to-maturity debt securities with an amortized cost basis of $51.5 million with pre-tax unrecognized losses of $3.2 million at December 31, 2023. The effective duration of the held-to-maturity debt securities was 6.52 years and 5.58 years at December 31, 2024 and 2023, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience with them. At December 31, 2024 and 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $463 thousand and $478 thousand, respectively, and $47.4 million and $50.0 million, respectively. At December 31, 2024 and 2023, the total held-to-maturity debt securities rated AA and above was $44.7 million and $47.0 million, respectively, and rated AA- was $3.2 million and $3.4 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of December 31, 2024 and 2023.

Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at December 31, 2024 and 2023, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipal	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035
The estimated fair value of available-for-sale debt securities was $142.0 million at December 31, 2024, an increase of $12.0 million, from $130.0 million at December 31, 2023. The increase was primarily due to $42.6 million in debt securities acquired in the Merger and purchases of $2.0 million, partially offset by fair value market adjustments of $3.1 million, sales of $3.4 million, maturities of $10.5 million, and principal reductions and amortization of discounts and premiums aggregating to $15.6 million.
At December 31, 2024, we had 89 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $124.2 million and $114.6 million, respectively, with pre-tax unrealized losses of $9.6 million, compared to 76 available-for-sale debt securities with an amortized cost basis and fair value of $100.7 million and $93.5 million, respectively with pre-tax unrealized holding losses of $7.1 million at December 31, 2023. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.60 years and 5.13 years at December 31, 2024 and 2023, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
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
We determined that the increase in unrealized losses related to each available-for-sale debt security at December 31, 2024 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.7 million. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These available-for-sale debt securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand at December 31, 2023. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of December 31, 2024 and 2023.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of December 31, 2024 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$18,951	$18,940	7.58%
Due after one year through five years	—	—	—%	11,455	10,417	2.50%
Due after five years through ten years	25,442	23,232	2.18%	15,883	14,320	3.02%
Due after ten years	27,838	24,591	2.36%	105,140	98,324	4.04%
	$53,280	$47,823	2.27%	$151,429	$142,001	4.26%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of December 31, 2024, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$553	2.29%	$—	—%	$553	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	24,889	2.18%	27,838	2.36%	52,727	2.27%
Total	$—	—%	$—	—%	$25,442	2.18%	$27,838	2.36%	$53,280	2.27%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of December 31, 2024, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)	Fair Value	Weighted Average Yield (1)
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$8,180	11.32%	$5,725	1.90%	$7,770	2.77%	$61,599	4.23%	$83,274	4.63%
SBA securities	—	—%	1,800	6.22%	2,584	4.42%	949	5.77%	5,333	5.06%
U.S. Treasury	9,934	4.92%	2,392	0.95%	—	—%	—	—%	12,326	4.08%
U.S. Agency	—	—%	—	—%	1,670	2.05%	—	—%	1,670	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,887	3.58%	35,776	3.70%	37,663	3.66%
Taxable municipals	—	—%	500	5.24%	409	1.73%	—	—%	909	3.47%
Tax exempt bank-qualified municipals	826	2.50%	—	—%	—	—%	—	—%	826	2.50%
Total	$18,940	7.58%	$10,417	2.50%	$14,320	3.02%	$98,324	4.04%	$142,001	4.26%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Loans Held for Sale
At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment, compared to $7.3 million loans held for sale, consisting of only SBA 7(a) loans, at December 31, 2023.
Loans Held for Investment
The composition of our loan held for investment at December 31, was as follows:

(dollars in thousands)	December 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction and land development	$227,325	7.2%	$243,521	12.4%
Real estate - other:
1-4 family residential	164,401	5.2%	143,903	7.4%
Multifamily residential	243,993	7.8%	221,247	11.3%
Commercial real estate and other	1,767,727	56.3%	1,024,243	52.3%
Commercial and industrial	710,970	22.7%	320,142	16.4%
Consumer	24,749	0.8%	4,386	0.2%
Loans(1)	3,139,165	100.0%	1,957,442	100.0%
Allowance for loan losses	(50,540)		(22,569)
Net loans	$3,088,625		$1,934,873

(1)Loans held for investment includes net unearned fees of $1.8 million and $2.3 million and net unearned discounts of $58.5 million and $1.4 million at December 31, 2024 and 2023, respectively. We recognized $10.4 million and $239 thousand in interest accretion for acquired loans for the years ended December 31, 2024 and 2023.

Total loans held for investment were $3.14 billion, or 77.9% of total assets, at December 31, 2024, an increase of $1.18 billion from $1.96 billion, or 82.9% of total assets, at December 31, 2023. The change during the year ended December 31, 2024, was due primarily to the Merger, which increased loans by $1.36 billion. Additionally, there were originations of $270.7 million and net advances of $72.0 million, offset by transfer to OREO of $17.7 million, partial loan charge-offs of $2.8 million, and payoffs and loan sales of $454.3 million during the year ended December 31, 2024.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $770.5 million to $2.40 billion at December 31, 2024 primarily due to the Merger. The increase in loans secured by real estate was primarily driven by a $743.5 million increase in commercial real estate and other loans, a $22.7 million increase in multifamily residential loans, a $20.5 million increase in 1-4 family residential loans, partially offset by a $16.2 million decrease in construction and land development loans.
Commercial and industrial loans were $711.0 million at December 31, 2024, an increase of $390.8 million from $320.1 million at December 31, 2023. The increase in C&I loans during the year ended December 31, 2024 was primarily attributable to loans acquired in the Merger of $495.4 million and originations of $89.3 million, partially offset by loan sales and payoffs of $192.0 million, partial loan charge-offs of $61 thousand, and net paydowns of $1.9 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity, at December 31, 2024:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$190,029	$33,128	$4,168	$—	$227,325
Real estate - other:
1-4 family residential	17,112	54,633	57,900	34,756	164,401
Multifamily residential	8,910	119,695	96,035	19,353	243,993
Commercial real estate and other	145,226	766,004	776,127	80,370	1,767,727
Commercial and industrial	314,200	296,942	99,825	3	710,970
Consumer	830	1,193	—	22,726	24,749
	$676,307	$1,271,595	$1,034,055	$157,208	$3,139,165

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at December 31, 2024:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$21,411	$15,885	$37,296
Real estate - other:
1-4 family residential	47,356	99,933	147,289
Multifamily residential	139,424	95,659	235,083
Commercial real estate and other	772,131	850,370	1,622,501
Commercial and industrial	198,408	198,362	396,770
Consumer	23,853	66	23,919
	$1,202,583	$1,260,275	$2,462,858
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 56.0% of our total loan portfolio, including loans held for sale, is comprised of commercial real estate loans as of December 31, 2024 as presented below:

(dollars in thousands)	December 31, 2024	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV(2)
Commercial real estate loans(1):
Industrial	$527,900	29.8%	$1,920	47%
Retail	281,200	15.9%	1,707	46%
Office	277,200	15.7%	1,980	51%
Other	181,900	10.3%	2,245	48%
Hotel	134,200	7.6%	9,584	44%
Special purpose	118,500	6.7%	2,071	38%
Medical/dental office	113,400	6.4%	1,040	51%
Self storage	90,800	5.1%	6,489	45%
Restaurant	43,900	2.5%	1,245	45%
Total	$1,769,000	100.0%	$1,979	46%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on the current loan balance as of December 31, 2024, and collateral value at origination or renewal.
The following table presents the percentages of our CRE loans broken out by occupancy as of December 31, 2024:

	December 31, 2024
(dollars in thousands)	Owner Occupied		Non-owner Occupied
Commercial real estate loans(1):	Balance	% of Total	Balance	% of Total
Industrial	$307,700	48.6%	$220,200	19.4%
Office	61,900	9.8%	215,300	19.0%
Retail	37,800	6.0%	243,400	21.4%
Special purpose	74,500	11.8%	44,000	3.9%
Medical/dental office	66,300	10.5%	47,100	4.1%
Self storage	—	—%	90,800	8.0%
Restaurant	9,600	1.5%	34,300	3.0%
Other	75,600	11.8%	106,300	9.4%
Hotel	—	—%	134,200	11.8%
Total	$633,400	100.0%	$1,135,600	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our CRE loan portfolio as of December 31, 2024:

(dollars in thousands)	December 31, 2024	Weighted Average LTV(1)
Office loans:
Up to $500	$23,200	45%
More than $500 through $2,000	97,900	49%
More than $2,000 through $5,000	88,500	55%
More than $5,000 through $10,000	61,200	55%
More than $10,000 through $20,000	75,000	44%
Greater than $20,000	44,800	55%
Total	$390,600	50%
(1)Weighted average LTV is based on the current loan balance as of December 31, 2024, and collateral value at origination or renewal.
Delinquent Loans
Early stage delinquencies (accruing loans 30-89 days past due) of $12.1 million at December 31, 2024 increased $12.1 million from prior year end which primarily occurred during the fourth quarter of 2024. The fourth quarter of 2024 increase included a $3.2 million loan that was brought current and two C&I loans totaling $1.5 million that were downgraded to nonaccrual in the first quarter of 2025. The remaining early stage delinquencies were driven by seasonality and a few isolated loans. We had $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at December 31, 2024. There were no loans over 90 days past due loans and still accruing interest as of December 31, 2023.
A summary of past due loans, loans still accruing and nonaccrual loans as of December 31, 2024 and 2023 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	195	—	—	195	8,915
Commercial and industrial	1,866	1,113	—	2,979	4,917
Consumer	69	226	150	445	—
	$6,274	$5,808	$150	$12,232	$26,386

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2023
Real estate - other:
Multifamily residential	$—	$—	$—	$—	$13,004
Commercial and industrial	19	—	—	19	—
	$19	$—	$—	$19	$13,004

Total nonaccrual loans increased by $13.4 million during the year ended December 31, 2024 to $26.4 million, which included $13.7 million of nonaccrual PCD loans. The non-acquired nonaccrual loan portfolio decreased $342 thousand primarily due to the downgrades of a construction loan and a 1-4 family residential loan from one relationship and a C&I loan that totaled $12.7 million, partially offset by the transfer of a nonaccrual multifamily loan collateralized by three multifamily properties in Santa Monica, California with a net carrying value of $13.0 million to OREO that was subsequently sold with a $4.8 million loss in 2024. The loans downgraded to nonaccrual during the year ended December 31, 2024 were net of total charge-offs of $2.8 million, which included partial charge-offs of $1.5 million for a substandard multifamily loan that was downgraded to nonaccrual in 2024 and transferred to OREO in the third quarter of 2024, $967 thousand for a substandard nonaccrual construction loan, and $238 thousand for consumer solar loans that were delinquent 120 or more days. The multifamily loan was charged-off during the second quarter of 2024 and was transferred to OREO with a net carrying value after charge-off of $4.7 million in July of 2024. The construction loan was collateralized by a stalled construction project in Los Angeles, California. Based on the Company's internal analysis, which included the review of an updated appraisal, the estimated net collateral value was $9.7 million, which was $967 thousand lower than the subject loan's net carrying value resulting in a partial charge-off in the third quarter of 2024. With pro-active credit administration, we partner with our borrowers to pursue favorable resolutions to minimize net charge-offs or losses to the Company.
The following table presents the risk categories for total loans by class of loans as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2024
Construction and land development	$203,484	$12,431	$11,410	$227,325
Real estate - other:
1-4 family residential	157,037	—	7,364	164,401
Multifamily residential	240,207	3,786	—	243,993
Commercial real estate and other	1,710,050	36,026	21,651	1,767,727
Commercial and industrial	617,106	17,096	76,768	710,970
Consumer	24,344	—	405	24,749
	$2,952,228	$69,339	$117,598	$3,139,165

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2023
Construction and land development	$243,429	$—	$92	$243,521
Real estate - other:
1-4 family residential	143,903	—	—	143,903
Multifamily residential	208,243	—	13,004	221,247
Commercial real estate and other	1,020,076	2,996	1,171	1,024,243
Commercial and industrial	314,907	—	5,235	320,142
Consumer	4,386	—	—	4,386
	$1,934,944	$2,996	$19,502	$1,957,442
Special mention loans increased by $66.3 million during the year ended December 31, 2024 to $69.3 million, which included $25.5 million of non-PCD loans and $10.1 million of PCD loans acquired in the Merger. The increases in the non-acquired portfolio were due mostly to downgrades in most of the loan categories, offset by payoffs of $3.0 million of CRE loans from the prior year.

Substandard loans increased by $98.1 million during the year ended December 31, 2024 to $117.6 million, which included $11.0 million of non-PCD loans, $55.9 million of accruing PCD loans and $13.7 million of nonaccrual PCD loans acquired in the Merger. The increases in the non-acquired portfolio was due mostly to downgrades totaling $32.4 million, which included nonaccrual construction and land loans of $9.7 million and 1-4 family residential loans of $2.9 million, partially offset by upgrades, paydowns and payoffs totaling $1.9 million and the aforementioned nonaccrual multifamily loan of $13.0 million transferred to OREO during the first quarter of 2024 that was sold in the second quarter of 2024.
There were no loans classified as doubtful or loss loans at December 31, 2024 and 2023.
Loan Modifications
At December 31, 2024, we had six loan modifications with borrowers that are experiencing financial difficulty totaling $24.1 million, of which $2.0 million were past due. These loans included four PCD loans, one non-PCD loan and one non-acquired loan. Refer to Note 4 - Loans and Allowances for Credit Losses - Modified Loans to Borrowers Experiencing Financial Difficulty included in Item 8. Financial Statements of this annual report for more information regarding loan modifications.
The were no modifications or refinancings (including those with borrowers that are experiencing financial difficulty) of loans at December 31, 2023.
Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Nonaccrual loans:
Construction and land development	$9,659	$—
Real estate - other:
1-4 family residential	2,895	—
Multifamily residential	—	13,004
Commercial real estate and other	8,915	—
Commercial and industrial	4,917	—
Consumer	—	—
Total nonaccrual loans	26,386	13,004
Loans past due over 90 days or more and still on accrual	150	—
Total nonperforming loans	26,536	13,004
Other real estate owned	4,083	—
Total nonperforming assets	$30,619	$13,004

Allowance for loan losses to total loans	1.61%	1.15%
Nonaccrual loans to total loans	0.84%	0.66%
Allowance for loan losses to nonaccrual loans	191.5%	173.6%

(dollars in thousands)	2024	2023
Allowance for loan losses to nonperforming loans	190.5%	173.6%
Nonperforming assets to total assets	0.76%	0.55%
At December 31, 2024, nonperforming loans increased by $13.4 million to $26.5 million, compared to $13.0 million at December 31, 2023, which included $13.7 million of nonaccrual PCD loans acquired in the Merger. The increase in the non-acquired portfolio was due primarily to the downgrades of a construction loan and a 1-4 family residential loan from one relationship and a C&I loan that totaled $12.7 million, offset by the aforementioned nonaccrual multifamily loan of $13.0 million that was transferred to OREO during the first quarter of 2024. We foreclosed on the nonaccrual multifamily loan with a carrying value of $4.7 million in the second quarter of 2024. The loan was transferred to OREO and we recorded a $614 thousand valuation allowance on this OREO due to a decline in the fair value of the underlying property in the third quarter of 2024.
Allowance for Credit Losses
We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the CECL adoption included an increase in the ACL of $5.5 million, which included $439 thousand to establish a reserve for unfunded commitments and a $3.9 million decrease to retained earnings to reflect the cumulative effect of the adoption of CECL, with the $1.6 million tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.
Our ACL is an estimate of expected lifetime credit losses for loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Our ACL model incorporates assumptions for our own historical quarterly prepayment and curtailment experience covering the period starting from February 2021 to estimate the ACL, probability of default (“PD”), and LGD to project each loan’s cash flow throughout its entire life cycle.
Accrued interest receivable on loans receivable, net, totaled $11.7 million and $6.4 million at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

The following table presents a summary of the changes in the ACL for the periods indicated:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(dollars in thousands)	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$22,569	$933	$23,502	$17,099	$1,310	$18,409
Adoption of ASU No. 2016-13(1)	—	—	—	5,027	439	5,466
Initial allowance for acquired PCD loans	11,216	—	11,216	—	—	—
Provision for (reversal of) credit losses(2)(3)	19,520	2,170	21,690	1,731	(816)	915
Charge-offs	(2,774)	—	(2,774)	(1,303)	—	(1,303)
Recoveries	9	—	9	15	—	15
Net charge-offs	(2,765)	—	(2,765)	(1,288)	—	(1,288)
Balance, end of period	$50,540	$3,103	$53,643	$22,569	$933	$23,502
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.
(2)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2023 period.
(3)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the year ended December 31, 2024. There was no similar activity in the comparable 2023 period.
The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of the periods indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,953	7.2%	$2,032	12.4%
Real estate:
1-4 family residential	2,375	5.2%	1,195	7.4%
Multifamily residential	1,560	7.8%	1,449	11.3%
Commercial real estate and other	25,464	56.3%	13,636	52.3%
Commercial and industrial	18,056	22.6%	4,242	16.4%
Consumer	1,132	0.8%	15	0.2%
	$50,540	100.0%	$22,569	100.0%
Since we first adopted CECL in January 2023, and through June 2024, the economic environment has experienced volatility, which has made forecasting future economic outcomes challenging. Among these challenges were the highest levels of inflation seen since the 1970s, a very aggressive rate hiking policy by the Fed and other central banks to combat inflation, turmoil in the banking sector that resulted in several large bank failures early in 2023 and distress at New York Community Bank in early 2024, and significant global geopolitical risks, as well as domestic political risks. On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) when determining the scenario weighting. We reduced the probability-weighted forecast from a three-scenario forecast to a two-scenario forecast in September 2023. At December 31, 2024, we used a probability-weighted two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC lowering the Fed funds rate by 100 basis points during 2024, inflation trending lower, strong recent jobs reports and increasing GDP forecasts suggesting more positive growth in the coming quarters. The use of two weighted scenarios is consistent with the methodology used in our ACL model at December 31, 2023. Refer to Note 4 - Loans and Allowances for Credit Losses - Allowance for Credit Losses - Loans included in Item 8. Financial Statements of this annual report for more information.
The allowance for loan losses (“ALL”) was $50.5 million at December 31, 2024, compared to $22.6 million at December 31, 2023. The $28.0 million change in the ALL during the year ended December 31, 2024 was driven by a number of factors, including an increase of $11.2 million related to the initial allowance for credit losses on acquired PCD loans, $18.5 million related to the initial provision for credit losses on acquired non-PCD loans, partially offset by net charge-offs of $2.8 million. Changes in Moody’s economic forecasts for California at December 31, 2024 as compared to December 31, 2023 were mixed. California unemployment rate and California gross state product (“GSP”) forecasts were slightly revised upward. The California GSP for the construction section and Home Price Index forecasts were both revised downward to reflect the recent price trends. Our updated historical prepayment and curtailment rates analysis reflected a decrease from December 31, 2023 due primarily to the transition from utilizing monthly historical data to quarterly historical data, in order to accommodate legacy CALB loans that make quarterly payments. Changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, coupled with changes in scenario weightings to 80%/20%, for the baseline/downside (S2) scenarios, respectively, compared to December 31, 2023 when the two scenarios were weighted 70% and 30%, respectively, and historical prepayment and curtailment rates analysis decreased the ALL by $163 thousand. Changes in the loans held for investment volume and mix decreased the ALL by $1.3 million. Changes in qualitative risk factors primarily related to the merger decreased the ALL by $604 thousand.
At December 31, 2024, our ratio of ALL to total loans held for investment was 1.61%, an increase from 1.15% at December 31, 2023.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $7.2 million, or an additional 23 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2024.

The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$(967)	$235,192	(0.41)%	$—	$233,970	—%
Real estate:
1-4 family residential	—	149,365	0.00%	(12)	140,833	(0.01)%
Multifamily residential	(1,457)	216,301	(0.67)%	(1,267)	231,403	(0.55)%
Commercial real estate and other	(51)	1,330,677	—%	—	993,177	—%
Commercial and industrial	(52)	500,417	(0.01)%	(9)	316,298	—%
Consumer	(238)	11,175	(2.13)%	—	2,762	—%
	$(2,765)	$2,443,127	(0.11)%	$(1,288)	$1,918,443	(0.07)%
Net charge-offs increased to $2.8 million, or (0.11)% of average loans for the year ended December 31, 2024 from $1.3 million, or (0.07)% of average loans for the year ended December 31, 2023. The increase was primarily due to a $1.5 million charge-off for a nonaccrual multifamily loan, $967 thousand for a construction loan and $238 thousand for consumer solar loans, which are typically charged off no later than 120 days past due.
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $3.1 million and $933 thousand at December 31, 2024 and 2023, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $2.2 million provision for credit losses on unfunded loan commitments, which included $2.7 million related to unfunded loan commitments acquired in the Merger, and from lower loss rates for the unfunded loan commitment balances at December 31, 2024. Total unfunded loan commitments increased $514.5 million to $925.3 million at December 31, 2024, from $410.8 million at December 31, 2023.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $138.0 million and $58.8 million at December 31, 2024 and 2023, respectively. This includes SBA loans serviced for others of $33.2 million and $35.4 million at December 31, 2024 and 2023, respectively, for which there was a related servicing asset of $344 thousand and $546 thousand, respectively. The fair value of the servicing asset approximated its carrying value at December 31, 2024 and 2023. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 20.5%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2023 included a weighted average discount rate of 16.1% and a weighted average prepayment speed assumption of 19.0%.
Goodwill and Intangible Assets
Goodwill totaled $111.8 million and $37.8 million at December 31, 2024 and 2023, respectively. The $74.0 million increase was due to the goodwill recognized upon completion of the Merger during the third quarter of 2024. On an ongoing basis, we qualitatively assess if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock prices. During 2024, our stock price and market capitalization decreased due primarily to market volatility related to economic uncertainty and rising political tensions prior to the presidential election. We also note that the trends in our recent financial results were primarily driven by the impact of the Merger and the loss for the third quarter was primarily due to merger related expenses. In early November, our stock price and market capitalization recovered and after assessing these events and circumstances, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount at December 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. We performed a qualitative assessment for potential impairment as of December 31, 2024, and as a result of that assessment determined that there has been no impairment to the goodwill.
Intangible assets totaled $22.3 million and $1.2 million at December 31, 2024 and 2023, respectively, and was comprised of the following:

(dollars in thousands)	December 31, 2024	December 31, 2023
Core deposit intangible	$22,033	$1,195
Trade name	238	—
Intangible assets, net	$22,271	$1,195
The $21.1 million increase in the intangibles assets between periods was the result of the $22.7 million of intangible assets acquired in the Merger, partially offset by amortization during the period. As a result of the Merger, the Company acquired a $22.7 million core deposit intangible and a $300 thousand trade name intangible. At December 31, 2024, the core deposit intangibles had a weighted average remaining amortization period of 9.3 years.
Refer to Note 2 - Business Combinations and Note 8 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates as of December 31, 2024:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate(1)	Amount	Percentage of Total Deposits	Spot Rate(1)
Noninterest-bearing demand(2)	$1,257,007	37.0%	—%	$675,098	34.7%	—%
Interest-bearing NOW accounts(3)	673,589	19.8%	1.9%	381,943	19.7%	2.1%
Money market and savings accounts(4)	1,182,927	34.8%	2.7%	636,685	32.8%	2.9%
Time deposits(5)	164,101	4.8%	4.0%	142,005	7.3%	4.5%
Broker time deposits	121,136	3.6%	4.9%	107,825	5.5%	4.6%
Total deposits	$3,398,760	100.0%	1.7%	$1,943,556	100.0%	1.9%
(1)Weighted average interest rates at December 31, 2024 and 2023.
(2)Included reciprocal deposit products of $76.6 million at December 31, 2024. There were no reciprocal deposits at December 31, 2023.
(3)Included reciprocal deposit products of $536.0 million and $265.7 million at December 31, 2024 and 2023, respectively.
(4)Included reciprocal deposit products of $76.5 million and $8.3 million at December 31, 2024 and 2023, respectively.
(5)Included CDARS deposits of $65.4 million at December 31, 2024. There were no CDARS deposits at December 31, 2023.

We offer our depositors access to the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of reciprocal deposits from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As a result of the Merger, the Company acquired the fair value of $37.7 million in CDARS deposits and $306.6 million in R&T deposits. Our total reciprocal deposits increased to $754.4 million, or 22.2% of total deposits and 21.8% of Bank’s total liabilities at December 31, 2024, compared to $274.1 million, or 14.1% of total deposits and 13.32% of Bank’s total liabilities at December 31, 2023. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios are within the Bank's internal policy limit.
Total deposits were $3.40 billion at December 31, 2024, an increase of $1.46 billion from $1.94 billion at December 31, 2023. The increase in total deposits was primarily driven by the $1.64 billion in fair value of deposits acquired in the Merger. During the year ended December 31, 2024, there was a $480.4 million increase in reciprocal deposits, a $505.3 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $13.3 million increase in brokered time deposits, a $478.1 million increase in money market and savings accounts, excluding reciprocal deposits, a $21.4 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, and a $22.1 million increase in time deposits. The Company used excess cash acquired from the Merger to pay off high cost callable and noncallable brokered time deposits totaling $233.4 million during the third and fourth quarters of 2024.
At December 31, 2024, noninterest-bearing demand deposits totaled $1.26 billion and represented 37.0% of total deposits, compared to $675.1 million or 34.7% at December 31, 2023. At December 31, 2024 and 2023, total deposits exceeding FDIC deposit insured limits were $1.56 billion, or 46% of total deposits and $816.6 million, or 42% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$893,586	—%	$801,882	—%
Interest-bearing NOW accounts	492,140	2.16%	308,537	1.67%
Money market and savings accounts	910,426	2.93%	673,176	2.23%
Time deposits	324,249	4.76%	180,219	3.72%
Total deposits	$2,620,401	2.01%	$1,963,814	1.37%
The increase in the weighted average rate on deposits was primarily due to repricing deposits in the higher interest rate environment and peer bank deposit competition during the year ended December 31, 2024. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC raised the target Fed funds rate by 525 basis points. Beginning in September 2024 through December 2024, we aggressively lowered our cost of total interest-bearing deposits when the FOMC reduced the target Fed funds rate three times aggregating 100 basis points.
The following table sets forth the maturities of time deposits at December 31, 2024:

	December 31, 2024
(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$144,628	$40,740	$14,660	$4,615	$204,643
Time deposits in amounts over $250,000(1)	36,564	23,309	20,452	269	80,594
Total time deposits	$181,192	$64,049	$35,112	$4,884	$285,237
Borrowings
Total borrowings decreased $33.1 million to $69.7 million at December 31, 2024 from $102.9 million at December 31, 2023. The decrease was attributable to a repayment of $85.0 million in FHLB overnight borrowings, offset by $50.8 million in fair value of borrowing acquired in the Merger (refer to Note 10 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this annual report).
A summary of outstanding borrowings, and related information, as of December 31 follows:

(dollars in thousands)	2024	2023
FHLB Advances
Outstanding balance	$—	$85,000
Weighted average interest rate, end of period	—%	5.70%
Average balance outstanding	$19,543	$26,390
Weighted average interest rate during year	5.64%	5.43%
Maximum amount outstanding at any month-end during the year	$70,000	$85,000
Subordinated Notes
Outstanding balance	$73,000	$18,000

(dollars in thousands)	2024	2023
Carrying value(1)	$69,725	$17,865
Weighted average interest rate, end of period	4.40%	5.50%
Average balance outstanding(2)	$39,479	$17,818
Weighted average interest rate during year(3)	7.47%	6.09%
Maximum amount outstanding at any month-end during the year	$73,000	$18,000
(1)Amount includes $40 thousand net unamortized issuance costs and $3.2 million fair value adjustments at December 31, 2024, $135 thousand net unamortized issuance costs and no fair value adjustments at December 31, 2023.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments for the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments for the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $511.8 million at December 31, 2024, compared to $288.2 million at December 31, 2023. The $223.7 million increase between periods was primarily due to the fair value of common stock issued in the Merger of $214.4 million and $825 thousand related to the acceleration of replacement awards issued for non-continuing CALB directors, executives and employees, net income of $5.4 million, stock-based compensation expense of $6.2 million, and stock options exercised of $950 thousand, partially offset by an increase in net of tax of unrealized losses on debt securities available-for-sale of $2.2 million and the repurchase of shares in settlement of restricted stock units of $2.0 million.
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. We intend to fund any repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by us. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were no shares repurchased under this share repurchase plan during the years ended December 31, 2024 and 2023.
Tangible book value per common share at December 31, 2024 was $11.71, compared with $13.56 at December 31, 2023. The $1.85 decrease in tangible book value per common share during the year ended December 31, 2024 was primarily the result of common shares issued in the business combination and the other comprehensive loss related to changes in unrealized losses, net of taxes on available-for-sale securities, partially offset by the impact of share-based compensation expense and the net income during the year. Tangible book value per common share is also impacted by certain other items, including changes in goodwill, and amortization of intangibles.
Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 9.53% and 13.67%, respectively, at December 31, 2024. The Bank’s leverage capital ratio and total risk-based capital ratio were 11.15% and 13.55%, respectively, at December 31, 2024.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 15.7% at December 31, 2024 and 11.1% at December 31, 2023. During the year ended December 31, 2024, we deployed our excess liquidity to repay high cost FHLB overnight advances of $85.0 million and callable and noncallable brokered time deposits totaling $233.4 million during the third and fourth quarters of 2024. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this annual report.
California Bank of Commerce, N.A.
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
At December 31, 2024, we had a secured line of credit of $780.9 million from the FHLB, of which $753.9 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2024, we had pledged qualifying loans with an unpaid principal balance of $1.41 billion for this line. In addition, at December 31, 2024, we used $27.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no overnight borrowings at December 31, 2024.
At December 31, 2024, we had credit availability of $318.5 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2024, we had pledged held-to-maturity debt securities with an amortized cost of $53.3 million and qualifying loans with an unpaid principal balance of $379.8 million as collateral through the Borrower-in-Custody (“BIC”) program. We also pledged available-for-sale debt securities with an amortized cost of $3.0 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at December 31, 2024.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million at December 31, 2024. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2024 and 2023.

California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At December 31, 2024 and 2023, the cash and due from banks was $4.1 million and $3.6 million, respectively.
We acquired a revolving line of credit with a commitment of $3.0 million, This revolving line of credit’s interest rate, due quarterly, was Prime plus 0.40% and had a one-year term that matures in November 2024 and was not renewed.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 3.50%, until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at December 31, 2024 and 2023, were $40 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of income. At December 31, 2024, we were in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At December 31, 2024, the net unamortized fair value discount was $509 thousand. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of income. At December 31, 2024, the Company was in compliance with all covenants and terms of these notes.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At December 31, 2024, the net unamortized fair value discount was $2.7 million. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of income. At December 31, 2024, the Company was in compliance with all covenants and terms of these notes.
At December 31, 2024, consolidated cash and cash equivalents totaled $388.2 million, an increase of $301.4 million from $86.8 million at December 31, 2023. The increase in cash and cash equivalents is the result of $50.3 million in net cash provided by operating cash flows, $524.7 million net cash provided by investing cash flows, partially offset by $273.6 million of net cash flows used in financing cash flows.

Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $50.3 million for the year ended December 31, 2024, compared to $33.1 million for the same 2023 period. The $17.2 million increase was primarily due to a $4.8 million increase in loss on sale of OREO, a $20.8 million increase in provision of credit losses primarily related to the initial allowance for credit losses on acquired loans and unfunded commitments from the Merger, and a $22.9 million increase in other items, net, partially offset by a decrease in net income generated during the year ended December 31, 2024, a $10.3 million decrease in accretion of net discount and deferred loan fees, and a $2.2 million decrease in net cash provided by sales of loans held for sale, net of originations.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $524.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $78.9 million for 2023. The $603.6 million increase in cash provided by investing activities was primarily due to the impact of the Merger and resulting cash acquired of $336.3 million, a decrease in net loan fundings of $217.7 million and a decrease in net investment securities purchased of $41.5 million, coupled with proceeds from the sale of other real estate owned of $8.3 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $273.6 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $45.9 million for the same 2023 period. The $319.4 million decrease in financing cash flows was primarily due to a $199.2 million net decrease in deposit cash flows, offset by a $120.0 million increase in net repayment activity on overnight FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2024.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of December 31, 2024:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$637,920	$205,197	$27,855	$54,104	$925,076
Letters of credit issued to customers	14,876	1,240	31	—	16,147
Total commitments	$652,796	$206,437	$27,886	$54,104	$941,223

Subordinated notes	—	—	—	73,000	73,000
Certificates of deposit	280,353	4,632	252	—	285,237
Lease obligations	5,109	8,556	4,882	2,439	20,986
Total contractual obligations	$285,462	$13,188	$5,134	$75,439	$379,223

At December 31, 2024 and 2023, we also had unfunded commitments of $5.9 million and $3.2 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,265,935 have been issued as of December 31, 2024. We are also authorized to issue 50,000,000 shares of preferred stock, of which none has been issued as of December 31, 2024. On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares.
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
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the holding company and the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The holding company and Bank also elected to exclude the effects of credit loss accounting under CECL from the common equity Tier 1 capital ratio for a three-year transitional period.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at December 31, 2024. At December 31, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of December 31, 2024, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). As of December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for PCA. Management believes, as of December 31, 2024 and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	$385,354	9.53%	$161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%

As of December 31, 2023:
California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

Refer to Note 16 - Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding regulatory capital.
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

During the year ended December 31, 2024, there were no dividends paid by the Bank to the Company. The Bank paid dividends to the Company of $2.0 million during the year ended December 31, 2023.
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
During the years ended December 31, 2024 and 2023, there were no dividends declared to shareholders by the Company.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at December 31, 2024:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
December 31, 2024
+300bps	$635.2	$40.3	6.8%	$179.8	3.5	2.0%
+200bps	627.6	32.7	5.5%	178.9	2.6	1.5%
+100bps	615.0	20.1	3.4%	177.7	1.5	0.8%
Base case	594.9			176.2
-100bps	566.6	(28.3)	(4.8)%	172.7	(3.5)	(2.0)%
-200bps	527.0	(67.9)	(11.4)%	168.6	(7.6)	(4.3)%
-300bps	475.2	(119.7)	(20.1)%	163.4	(12.8)	(7.3)%

December 31, 2023
+300bps	$359.1	$37.1	11.5%	$86.9	(0.4)	(0.4)%
+200bps	351.1	29.1	9.0%	87.6	0.3	0.3%
+100bps	339.5	17.5	5.4%	87.7	0.4	0.5%
Base case	322.0			87.3
-100bps	295.4	(26.6)	(8.3)%	84.4	(2.9)	(3.3)%
-200bps	252.8	(69.2)	(21.5)%	83.1	(4.2)	(4.8)%
-300bps	186.7	(135.3)	(42.0)%	82.0	(5.3)	(6.0)%
The modeled NII results at December 31, 2024 and 2023 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at December 31, 2024, our NII results indicated there would be a modest increase in the net interest income in all rates-up scenarios, compared to an increase in net interest income in the +100 and +200 rate shock scenarios, and a slight decrease in net interest income in the +300 rate shock scenario at December 31, 2023. The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at December 31, 2024 and 2023 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
The projected changes are forecasts based on estimates of historical behavior and assumptions that are susceptible to change over time and actual results may differ from projections. Factors affecting our estimates and assumptions include, but are not limited to competitor behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve, customer behavior and our management’s responses. Changes that vary significantly from our assumptions and estimates significantly affect our earnings and EVE profiles.

Item 8. Financial Statements and Supplementary Data

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS (RSM US LLP, Los Angeles, California - Auditor Firm ID: 49)	97
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS (Eide Bailly LLP, Laguna Hills, California - Auditor Firm ID: 286)	98

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	100
Consolidated Statements of Income	101
Consolidated Statements of Comprehensive Income	102
Consolidated Statements of Changes in Shareholders’ Equity	103
Consolidated Statements of Cash Flows	104
Notes to Consolidated Financial Statements	106

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of California BanCorp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of California BanCorp and subsidiary (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2024.

Los Angeles, CA
April 1, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Southern California Bancorp and Subsidiary
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Southern California Bancorp and Subsidiary (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We served as the Company’s auditor from 2007 to 2023. Such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP by Eide Bailly LLP in 2019.

Laguna Hills, California
March 15, 2024

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(dollars in thousands, except share data)

	December 31
	2024	2023
ASSETS
Cash and due from banks	$60,471	$33,008
Federal funds and interest-bearing balances	327,691	53,785
Total cash and cash equivalents	388,162	86,793
Debt securities available for sale, at fair value (amortized cost of $151,429 and $136,366 at December 31, 2024 and 2023, respectively)	142,001	130,035
Debt securities held to maturity, at amortized cost, net of allowance of $0 for both periods (fair value of $47,823 and $50,432 at December 31, 2024 and 2023, respectively)	53,280	53,616
Loans held for sale, at lower of cost or fair value	17,180	7,349
Loans held for investment	3,139,165	1,957,442
Allowance for credit losses on loans	(50,540)	(22,569)
Loans held for investment, net	3,088,625	1,934,873
Restricted stock, at cost	30,829	16,055
Premises and equipment, net	13,595	13,270
Right-of-use asset	14,350	9,291
Other real estate owned, net	4,083	—
Goodwill	111,787	37,803
Intangible assets, net	22,271	1,195
Bank owned life insurance	66,636	38,918
Deferred taxes, net	43,127	11,137
Accrued interest and other assets	35,728	19,917
Total assets	$4,031,654	$2,360,252
LIABILITIES
Noninterest-bearing demand	$1,257,007	$675,098
Interest-bearing NOW accounts	673,589	381,943
Money market and savings accounts	1,182,927	636,685
Time deposits	285,237	249,830
Total deposits	3,398,760	1,943,556
Borrowings	69,725	102,865
Operating lease liability	18,310	12,117
Accrued interest and other liabilities	33,023	13,562
Total liabilities	3,519,818	2,072,100
Commitments and contingencies (Notes 4 and 14)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,265,935 and 18,369,115 at December 31, 2024 and 2023	442,469	222,036
Retained earnings	76,008	70,575
Accumulated other comprehensive loss - net of taxes	(6,641)	(4,459)
Total shareholders’ equity	511,836	288,152
Total liabilities and shareholders’ equity	$4,031,654	$2,360,252
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024 and 2023
(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$159,960	$113,951
Interest on debt securities	5,827	3,497
Interest on tax-exempted debt securities	1,223	1,655
Interest on deposits at other financial institutions	11,011	3,357
Interest and dividends on other interest-earning assets	1,777	1,062
Total interest and dividend income	179,798	123,522
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	37,329	20,161
Interest on time deposits	15,432	6,704
Interest on borrowings	4,053	2,519
Total interest expense	56,814	29,384
Net interest income	122,984	94,138
Provision for credit losses	21,690	915
Net interest income after provision for credit losses	101,294	93,223
NONINTEREST INCOME
Service charges and fees on deposit accounts	2,106	1,202
Interchange and ATM income	1,034	744
(Loss) gain on sale of loans	(672)	831
Income from bank owned life insurance	1,748	946
Servicing and related income on loans, net	307	240
Loss on sale of available-for-sale debt securities	—	(974)
Loss on sale and disposal of fixed assets	(19)	—
Other charges and fees	256	390
Total noninterest income	4,760	3,379
NONINTEREST EXPENSE
Salaries and employee benefits	49,845	39,249
Occupancy and equipment	7,242	6,231
Data processing and communications	5,832	4,534
Legal, audit and professional	2,559	3,211
Regulatory assessments	1,714	1,508
Director and shareholder expenses	1,410	849
Merger and related expenses	16,288	—
Intangible asset amortization	1,877	389
Other real estate owned expenses	5,246	—
Other expenses	5,778	3,775
Total noninterest expense	97,791	59,746
Income before income taxes	8,263	36,856
Income tax expense	2,830	10,946
Net income	$5,433	$25,910
Earnings per share:
Basic	$0.22	$1.42
Diluted	$0.22	$1.39
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024 and 2023
(dollars in thousands)

	Year Ended December 31,
	2024	2023
Net income	$5,433	$25,910

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale:
Change in net unrealized (loss) gain	(3,097)	1,767
Reclassification of loss recognized in net income	—	974
	(3,097)	2,741
Income tax (benefit) expense:
Change in net unrealized (loss) gain	(915)	471
Reclassification of loss recognized in net income	—	288
	(915)	759
Total other comprehensive (loss) income, net of tax	(2,182)	1,982
Total comprehensive income, net of tax	$3,251	$27,892

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2024 and 2023
(dollars in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	17,940,283	$218,280	$48,516	$(6,441)	$260,355
Adoption of ASU No. 2016-13, net of tax(1)	—	—	(3,851)	—	(3,851)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	17,940,283	218,280	44,665	(6,441)	256,504

Stock-based compensation	—	4,518	—	—	4,518
Stock options exercised	16,000	127	—	—	127
Restricted stock units vested	470,648	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(57,816)	(889)	—	—	(889)
Net income	—	—	25,910	—	25,910
Other comprehensive income	—	—	—	1,982	1,982

Balance at December 31, 2023	18,369,115	222,036	70,575	(4,459)	288,152

Stock-based compensation	—	6,244	—	—	6,244
Issuance of common stock in business combination(2)	13,497,091	214,380	—	—	214,380
Stock options exercised	112,275	950	—	—	950
Restricted stock units vested(3)	430,180	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(142,726)	(1,966)	—	—	(1,966)
Net income	—	—	5,433	—	5,433
Other comprehensive loss	—	—	—	(2,182)	(2,182)

Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
(1)Related to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
(2)Includes $1.3 million related to replacement awards granted in connection with the business combination (Refer to Note 2 - Business Combinations).
(3)Related to the acceleration of 123,123 replacement awards issued in connection with the business combination for non-continuing directors, executives and employees (Refer to Note 2 - Business Combinations).
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024 and 2023
(dollars in thousands)

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$5,433	$25,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,759	1,530
Core deposit intangible amortization	1,877	389
Amortization of (discounts) premiums of debt securities	(939)	260
Loss (gain) on sale of loans	680	(831)
Loss on sale and disposal of fixed assets	19	—
Loans originated for sale	(6,324)	(9,240)
Proceeds from sales of and principal collected on loans held for sale	6,778	11,887
Provision for credit losses	21,690	915
Deferred income tax expense (benefit)	(426)	418
Impairment charges of right-of-use assets	78	134
Stock-based compensation	6,244	4,518
Increase in cash surrender value of bank owned life insurance	(1,380)	(946)
Income from bank owned life insurance	(368)	—
Loss on sale of debt securities	—	974
Loss on sale of other real estate owned	4,783	—
Valuation allowance on other real estate owned	614	—
Accretion of net discounts and deferred loan fees	(12,313)	(1,972)
Net decrease (increase) in other items	22,087	(844)
Net cash provided by operating activities	50,292	33,102

INVESTING ACTIVITIES
Net cash acquired in business combination	336,298	—
Proceeds from sale of debt securities available for sale	3,400	37,731
Proceeds from maturities and paydowns of debt securities available for sale	27,528	10,618
Purchases of debt securities available for sale	(2,041)	(63,639)
Net purchase of stock investments	(6,697)	(4,051)
Net repayment (funding) of loans	81,549	(59,334)
Proceeds from sale of loans held for investment	76,843	50
Proceeds from sale of other real estate owned	8,327	—
Purchases of premises and equipment	(552)	(302)
Net cash provided by (used in) investing activities	524,655	(78,927)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2024 and 2023
(dollars in thousands)

	Year Ended December 31,
	2024	2023
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(187,562)	11,620
Proceeds of Federal Home Loan Bank advances	—	92,000
Repayment of Federal Home Loan Bank advances	(85,000)	(57,000)
Proceeds from exercise of stock options	950	127
Repurchase of common shares	(1,966)	(889)
Net cash (used in) provided by financing activities	(273,578)	45,858

Net change in cash and cash equivalents	301,369	33
Cash and cash equivalents at beginning of year	86,793	86,760
Cash and cash equivalents at end of year	$388,162	$86,793

Supplemental Disclosures of Cash Flow Information:
Interest paid	$52,093	$29,027
Taxes paid	4,770	12,373
Lease liability arising from obtaining right-of-use assets	105	3,193
Loans transferred from loans held for investment to loans held for sale	25,900	—
Loans transferred from loans held for investment to other real estate owned	17,701	—
Net impact of adoption of ASU 2016-13 on retained earnings	—	3,851
Liabilities assumed in business combination (Note 2):
Fair value of net assets acquired	$1,938,700	—
Fair value of stock and equity award consideration	215,205	—
Cash consideration	(1,433)	—
Liabilities assumed	$1,722,062	—
Goodwill adjustments	$(728)	—
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

California BanCorp (formerly Southern California Bancorp) is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. (formerly Bank of Southern California, N.A.) under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby the Bank became a wholly-owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010, and to California Bank of Commerce, N.A. on July 31, 2024. The Bank has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 14 branch offices serving California. Many of the banking offices have been acquired through acquisitions.
On May 11, 2023, our common stock was listed on the Nasdaq Capital Market under the symbol BCAL. Prior to that date, our common stock was quoted under the same symbol on the OTC Pink Open Market.

Merger with California BanCorp
On January 30, 2024, Southern California Bancorp announced the execution of a definitive merger agreement with the former California BanCorp (“CALB”), the holding company for California Bank of Commerce, pursuant to which CALB would merge into Southern California Bancorp in an all-stock merger. The merger received all required regulatory approvals on May 13, 2024, shareholder approvals on July 17, 2024 and closed on July 31, 2024 (the “Merger”). Shareholders of Southern California Bancorp also approved a change of the Company’s name from Southern California Bancorp to California BanCorp. Refer to Note 2 - Business Combinations for additional information. California BanCorp retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region, for a total of 14 branch offices.

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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

Operating Segments

We operate one reportable segment — commercial banking. The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Company’s CODM is a role shared by four executive officers, the Chairman, Chief Executive Officer, President of the Company and Bank, and Chief Strategy Officer. The Company’s CODM monitors revenue streams and other information regarding the products and services offered through the Company’s banking operations. The information provided to the CODM is presented on an aggregated single segment level basis, which is consistent with the accompanying consolidated financial statements presented in this Annual Report on Form 10-K. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and comparing budgeted to actual results in assessing operating results and in allocating resources, with profitability only determined at a single segment level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the company against its competitors. The benchmarking analysis, coupled with the monitoring of budgeted to actual results, is used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues from the Company's operations. Interest expense, provisions for credit losses, salaries and benefits, and occupancy expenses represent the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying consolidated statements of income presented in this Annual Report on Form 10-K. All of the Company’s operations are domestic. The Company’s assets are reflected in the accompanying consolidated balance sheet as “total assets.”

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, and federal funds sold and interest-bearing balances with other financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco and an FDIC insured bank. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2024, the Bank had no required cash balance held by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Debt Securities
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities classified as held-to-maturity securities are carried at amortized cost. Debt securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs. Debt securities not classified as held-to-maturity securities nor as available-for-sale securities are classified as trading securities. Available-for-sale debt securities and trading debt securities are recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts, including fair value adjustments as a result of business combinations, on held-to-maturity and available-for-sale debt securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method. Debt securities held-to-maturity and available-for-sale are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When debt securities held-to-maturity and available-for-sale are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Restricted Stock Investments
The Bank is a member of the Federal Home Loan Bank (”FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. In addition, the Bank is a member of its regional Federal Reserve. FHLB and Federal Reserve stock are carried at cost, classified as a restricted stock, at cost, in the consolidated balance sheets and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as interest and dividends on other interest-earning assets in the accompanying consolidated statements of income. There was no impairment of FHLB and Federal Reserve stock during 2024 and 2023.
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has restricted securities in the form of capital stock invested in two different banker’s bank stocks, other limited partnership investments and other equity investments in technology venture capital funds focused on the intersection of fintech and community banking. These investments do not have a readily determinable fair value, and they are measured at equity method of accounting when its ownership interest in such investments exceed 5% or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer.
The Company invests in and acquired limited partnerships that operate affordable housing projects throughout California that qualify for and have received an allocation of federal and/or state low-income housing tax credits. The Company accounts for these investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received as part of income tax expense (benefit). If the partnerships cease to qualify for tax credit, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. These investments are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The Company evaluates its interests in these investments to determine whether it has a variable interest and whether it is required to consolidate these entities both at inception and on an ongoing basis. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity's expected residual returns. If the Company determines it has a variable interest in an entity, it evaluates whether such interest is variable interest entity (“VIE”). A VIE is consolidated by the primary beneficiary, which is the entity that has the power to direct the activities that most significantly impact the economic performance of the VIE and has the right to receive benefits or the obligation to absorb losses that are significant to the VIE. Significant judgments are made to determine whether these entities are VIEs and if the Company is the primary beneficiary.

Loans Held for Sale
Loans held for sale are primarily comprised of SBA 7(a) loans originated and intended for sale in the secondary market. These loans are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA 7(a) loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA 7(a) loans are included in gain on sale of loans in the accompanying consolidated statements of income.
Loans Held for Investment

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by net charge-offs and adjusted for net deferred fees or costs on originated loans, or unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Net deferred loan origination fees and costs and premiums or discounts on acquired loans are accreted or amortized in interest income as an adjustment of yield, using the interest or straight-line methods, over the expected life of the loans. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized as interest income.
Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is generally discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or earlier when, in the opinion of management, there is reasonable doubt as to collectability. Consumer solar loans are typically charged off no later than 120 days past due. Amortization of deferred loan fees and costs are also discontinued when a loan is placed on nonaccrual status. On a case-by-case basis, loans past due 90 days may remain on accrual, if the loan is well collateralized, actively in process of collection and, in the opinion of management, likely to be paid current within the next payment cycle. When loans are placed on nonaccrual status, all interest previously accrued but not collected is generally reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to all principal and interest.
Allowance for Credit Losses — Loans
An ACL is the Company’s estimate of expected lifetime credit losses for its loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected credit losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-balance sheet credit exposure for unfunded loan commitments (described in Allowance for Credit Losses - Off-Balance Sheet Credit Exposure below).
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
Real estate loans are secured by single family residential properties (one to four units), multifamily residential properties (five or more units), owner-occupied commercial real estate (“CRE”), and non-owner-occupied CRE. Real estate loans are subject to the same general risks as other loans and may also be impacted by changing demographics, collateral maintenance, and product supply and demand. Rising interest rates, as well as other factors arising after a loan has been made, could negatively affect not only property values but also a borrower’s cash flow, creditworthiness, and ability to repay the loan. Increasing interest rates can impact real estate values as rising rates generally cause a similar movement in capitalization rates which can cause real estate collateral values to decline. The Company usually obtains a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. The Company does not underwrite closed-end term consumer loans secured by a borrower’s residence. Junior liens may be considered in connection with a consumer home equity line of credit (“HELOC”), or as additional collateral support for SBA and other business loans.
The Company’s commercial and industrial (“C&I”) loans are primarily made to businesses located in California. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. The Company’s C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to provide working capital to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses.
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Also included in our consumer loan portfolio are consumer solar panel loans that were acquired as part of the merger with CALB. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. These loans were originated and serviced by unaffiliated third parties. The remaining average term ranges from 6 to 23 years. Consumer

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

The Company’s ACL model incorporates assumptions for prepayment/curtailment rates, PD, and LGD to project each loan’s cash flow throughout its entire life cycle. An initial reserve amount is determined based on the difference between the amortized cost basis of each loan and the present value of all future cash flows. The initial reserve amount is then aggregated at the loan segment level to derive the segment level quantitative loss rates. For prepayment and curtailment rates, the Company utilized Abrigo’s benchmark since the adoption on January 1, 2023 through the second quarter of 2023 and switched to the Company’s own historical prepayment and curtailment experience beginning in the third quarter of 2023. Quarterly PD is forecasted using a regression model that incorporates certain economic variables as inputs. The LGD is derived from PD using the Frye-Jacobs index provided by the Company’s third-party model provider. Reasonable and supportable forecasts are used to predict current and future economic conditions. Management elected to use a four quarter reasonable and supportable forecast period followed by an eight quarter straight-line reversion period. After twelve quarters of forecast plus reversion period, the PD is assumed to remain unchanged for the remaining life of the loan.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
Allowance for Credit Losses — Acquired Loans
In accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), loans purchased or acquired in connection with a business combination are recorded at their acquisition date fair value. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. The ACL related to the acquired loan portfolio is not carried over from the acquiree. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either PCD loans, or non-PCD loans.
PCD loans are those loans or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for credit losses. The Company measures ACL for PCD loans using a loss-rate method in conjunction with the PD/LGD framework. For each segment, the company applied Abrigo's benchmark PD/LGD to derive the loss rate.
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
Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for credit losses for off-balance sheet commitments, which totaled $3.1 million and $933 thousand at December 31, 2024 and 2023, respectively. Management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for credit losses in the consolidated statements of income and added to the allowance for off-balance sheet

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.
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
Other Real Estate Owned
Real estate acquired by foreclosure or deed in lieu of foreclosure is initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. Fair value is generally based on independent appraisals, which are frequently adjusted by management to reflect current conditions and estimated selling costs. Subsequent to foreclosure, OREO is carried at the lower of the Company’s carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Reductions in fair value subsequent to initial measurement result in a valuation allowance recognized as expense within noninterest income in the accompanying consolidated statements of income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other real estate owned expenses in the consolidated statements of income.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Bank Owned Life Insurance
The Company has purchased, or acquired through business combinations, life insurance policies on key executives. Bank owned life insurance is recorded at the amount that can be realized under insurance contracts at the date of the consolidated balance sheets, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Loan Sales and Servicing of Financial Assets
The Company originates SBA loans that may be sold in the secondary market. Servicing rights are recognized separately when they are acquired through sale of loans. Risks inherent in servicing rights include prepayment and interest rate risk. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds (Level 3 fair value inputs). The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
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
Right-of-Use (”ROU”) Assets and Lease Liabilities
The Company has operating leases for its branches and administrative facilities. The Company determines if an arrangement contains a lease at contract inception and recognizes a ROU asset and operating lease liability based on the present value of lease payments over the lease term. While operating leases may include options to extend the term, the Company does not take into account the options in calculating the ROU asset and lease liability unless it is reasonably certain such options will be exercised. The present value of lease payments is determined based on the discount rate implicit in the

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
lease or the Company’s estimated incremental borrowing rate if the rate is not implicit in the lease. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease agreements with lease and non-lease components as a single lease component.
Employee Benefit Plans
The Company has a retirement savings 401(k) plan in which substantially all employees may participate. Pursuant to the Company’s safe harbor election, matching contributions up to 4.0% of salary are made to the plan. Total contribution expense for the plan was $950 thousand in 2024 and $955 thousand in 2023 and is included in salaries and employee benefits expense in the consolidated statements of income. Deferred compensation and supplemental retirement plan expense is recognized over the years of service.
Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay, which is included in accrued interest and other liabilities in the consolidated balance sheets was $2.0 million and $1.5 million at December 31, 2024 and 2023, respectively.
Advertising Costs
The Company expenses the costs of advertising in the period incurred. Advertising costs were $597 thousand and $315 thousand for the years ended December 31, 2024 and 2023, respectively.
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
Investments that generate investment tax credits are accounted for under the flow-through method. Under the flow-through method, the allowable investment credit is recognized as a reduction in income tax expense over the life of the acquired investment.
We reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in periods in which there is a change in corporate income tax rates.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Comprehensive Income
Changes in unrealized gains and losses, net of tax on available-for-sale securities is the only component of other comprehensive income (loss) for the Company. The amount reclassified out of other comprehensive income (loss) relating to realized losses on sales of securities was zero and $974 thousand, with a related tax benefit of zero and $288 thousand for the years ended December 31, 2024 and 2023, respectively.
Financial Instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.
Earnings Per Share (“EPS”)
Earnings per share presents the net income or loss per common share, after consideration of the preferred shareholders interest in the net income or loss. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company has selected to perform its annual impairment test in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the years ended December 31, 2024 and 2023.
The Company’s trade name intangible is being amortized on a straight-line basis over a period of two years, reflecting the manner in which the related benefit is expected to be realized. Core deposit intangible (”CDI”) is a measure of the value of depositor relationships resulting from whole bank acquisitions. Intangible assets with definite useful lives are amortized over their estimated useful lives to

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
their estimated residual values. CDI is amortized on a straight-line method or an accelerated method over an estimated useful life of ten years.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and the amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2024.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. ASC Topic 820 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
At adoption of CECL and continuing through December 31, 2024, the Company did not record an ACL on available-for-sale debt securities or held-to-maturity debt securities as these investment portfolios primarily consisted of debt securities explicitly or implicitly backed by the U.S. government or state and local governments, and historically have had no credit loss experience. Refer to Note 3 – Investment Securities, for more information.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” to require, among other things, that a public entity that has a single reportable segment provide enhanced disclosures about significant segment expenses. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (“CODM”), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The adoption of this standard did not have a material impact to the consolidated financial statements.
Recent Accounting Guidance Not Yet Effective
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company: 1. Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows; 2. Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements; 3. Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation; 4. Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and 5. Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
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
ASU No. 2024-03, Income Statement– Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01 Income Statement—Reporting Comprehensive Income– Expense Disaggregation Disclosures– Clarifying the Effective Date which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

California BanCorp Merger
On July 31, 2024 (the “Merger Date”), the Company completed its merger with California BanCorp (“CALB”) on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provides an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region, for a total of 14 branch offices.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the acquired assets and assumed liabilities of CALB were recorded at their respective fair values on the date of completion of the merger with certain exceptions. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. The valuation of acquired loans may also change as additional information for certain loans is obtained subsequent to the acquisition. These changes could differ materially from what is presented below.
The following table represents the allocation of the purchase consideration to the preliminary fair value of assets acquired and liabilities assumed of CALB, subject to finalization, as of July 31, 2024:

(dollars in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$336,298
Debt securities, available-for-sale	42,560
Loans held for investment	1,359,040
Allowance for credit losses - PCD loans	(11,216)
Restricted stock	6,328
Other equity securities	6,437
Premises and equipment	1,670
Operating lease right-of-use asset	7,743
Prepaid expenses	876
Deferred taxes, net	30,649
Bank owned life insurance	26,338
Trade name	300
Core deposit intangible	22,653
Other assets	35,040
Total assets acquired	1,864,716

Liabilities assumed:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

(dollars in thousands)		Fair Value
Deposits		1,642,938
Borrowings		50,832
Operating lease liabilities		9,033
Other liabilities		19,259
Total liabilities assumed		1,722,062
Net assets acquired		$142,654

Purchase consideration:
Outstanding shares of CALB, July 31, 2024	8,488,829
Restricted stock units vested fully at merger closing(1)	77,436
Shares of CALB common stock exchanged	8,566,265
Exchange ratio	1.590
Shares of BCAL common stock issued to CALB shareholders at closing, before fractional shares	13,620,361
Less: fractional shares	(147)
Shares of BCAL common stock issued to CALB shareholders at closing	13,620,214
BCAL closing price per share, July 31, 2024	$15.79
Fair value of common shares issued and exchanged		$215,063
Less: fair value of accelerated restricted stock units attributable to post-combination vesting(2)(3)		(1,119)
Fair value of common shares issued and exchanged attributable to purchase consideration		213,944
Cash paid for outstanding stock options(4)		1,431
Cash paid for fractional shares		2
Restricted stock consideration(5)		1,261
Total purchase consideration		216,638
Goodwill recognized		$73,984
(1)Represents 5,596 unvested restricted stock units of non-continuing CALB directors that were automatically fully vested and converted under the merger agreement and 71,840 of unvested restricted shares (replacement awards) for non-continuing executives and employees that were accelerated and fully vested. The portion of the fair value of these awards attributable to pre-combination vesting is included as a component of purchase consideration. The portion of the fair value of these awards attributable to post-combination vesting (See #2 below) was reflected in expense of the combined company upon merger closing.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
Deferred tax assets, net. The fair value of acquired deferred tax assets and liabilities represents the estimated amount of tax benefits for acquired assets and assumed liabilities that the Company expects to be recognized on its tax returns. The Company utilized an effective tax rate of 29.56% in determining the fair value on deferred taxes, net.
Trade name. The fair value of trade name was estimated based on the relief from royalty method, which models the cash flows from brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates the estimated cost of capital. The unobservable inputs used in this valuation included projected revenue growth rates, the royalty rate, and the discount rate.
Core deposit intangible. The fair value of the core deposit intangible was determined by evaluating the underlying characteristics of the deposit relationships, including estimated customer attrition, projected deposit interest rates, net maintenance cost of the deposit base, and costs of alternative funding. The value of the after-tax savings on cost of funds is the present value over an estimated fifty-year horizon, using the discount rate applicable to the asset. The core deposit intangible will be amortized over the expected account retention period, which was originally estimated at approximately 10 years or 120 months. The core deposit intangible will be evaluated periodically to determine the reasonableness of the projected amortization period by comparing actual deposit retention to projected retention.
Operating lease right-of-use asset and Lease liability. The fair value of the initial operating lease right-of-use asset and lease liability was based on the present value of lease payments over the lease term of the acquired leases based on the Company’s estimated incremental borrowing rate. The initial fair value of the operating lease right-of-use asset was reduced by the fair value of unfavorable lease terms based on an analysis of the acquire lease terms and current market terms for similar premises.
Deposits. The fair values of demand and savings deposits represent the amount payable on demand at acquisition date. The fair value of time deposits was determined using a discounted cash flow approach, which involved determining the present value of the required contractual payments over the remaining life of the time deposits using market-based interest rates.
Borrowings. The fair value of subordinated notes was determined using a discounted cash flow approach, which involved determining the present value of required contractual payments over the estimated life of the notes, factoring in expected redemption dates, discounted at a rate that incorporated market-based interest rates, inclusive of a credit spread and liquidity premium. The discount will be amortized over the expected life of the borrowings.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Total merger-related costs, which are reflected as merger and related costs in the accompanying consolidated statements of operations, included the following total amounts for the year ended December 31, 2024:

(dollars in thousands)	2024
Financial advisory fees	$2,576
Legal, accounting, valuation and other professional costs	874
Information technology	5,218
Change in control costs/severance	6,238
Insurance	919
Other	463
$16,288

The following table presents the measurement period adjustments obtained subsequent to acquisition related to the CALB acquisition.

	Initially Measured	Measurement	As Adjusted
(dollars in thousands)	July 31, 2024	Period Adjustments	July 31, 2024
Assets:
Cash and due from banks	$336,298	$—	$336,298
Debt securities	42,560	—	42,560
Loans	1,347,824	—	1,347,824
Investments in restricted stocks	6,328	—	6,328
Premises and Equipment, net	1,670	—	1,670
Deferred Taxes, net	30,221	428	30,649
Goodwill	74,712	(728)	73,984
Trade name	—	300	300
Core Deposit Intangible	22,653	—	22,653
Other Assets	76,434	—	76,434
Total assets	$1,938,700	$—	$1,938,700

Liabilities:
Deposits	$1,642,938	$—	$1,642,938
Borrowings	50,832	—	50,832
Other Liabilities	28,292	—	28,292
Total liabilities	$1,722,062	$—	$1,722,062

The following table presents the total revenue and net income amounts related to CALB’s operations included in the Company’s consolidated statements of operations from the acquisition date of July 31, 2024 through December 31, 2024:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

(dollars in thousands)	2024
Net interest income and noninterest income(1)	$27,747
Net income(1)	$6,017
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

The following supplemental unaudited pro forma information presents certain financial results for the year ended December 31, 2024 and 2023 as if the merger of CALB was effective as of January 1, 2023. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

Supplemental unaudited pro forma financial information:
(dollars in thousands)	2024	2023
Net interest income and noninterest income	$166,200	$198,608
Net income	7,438	45,064
Pro forma net income for the year ended December 31, 2024 was adjusted to exclude the provision of credit losses of approximately $21.2 million, comprised of $18.5 million for the initial ACL for non-PCD loans and $2.7 million for the initial ACL for unfunded commitments. Pro forma net income for the year ended December 31, 2023 was adjusted to include these amounts.

NOTE 3 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at December 31, 2024 and 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823
December 31, 2023
Taxable municipals	$551	$—	$(73)	$478
Tax exempt bank-qualified municipals	53,065	25	(3,136)	49,954
	$53,616	$25	$(3,209)	$50,432

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

The amortized cost of available-for-sale debt securities and their approximate fair values at December 31, 2024 and 2023 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

December 31, 2023
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$77,031	$631	$(3,228)	$74,434
SBA securities	5,886	5	(109)	5,782
U.S. Treasury	2,760	—	(343)	2,417
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	46,330	173	(3,002)	43,501
Taxable municipals	1,528	—	(107)	1,421
Tax exempt bank-qualified municipals	831	—	(21)	810
	$136,366	$809	$(7,140)	$130,035

During the years ended December 31, 2024 and 2023, there were no transfers between held-to-maturity and available-for-sale debt securities.
At December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $879 thousand and $788 thousand at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At December 31, 2024, debt securities with an amortized cost of $56.2 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the Federal Reserve. There were $53.6 million debt securities pledged to the Federal Reserve as collateral for a secured line of credit at December 31, 2023. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
$9.9 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby letters of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of December 31, 2024 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$18,951	$18,940
Due after one year through five years	—	—	11,455	10,417
Due after five years through ten years	25,442	23,232	15,883	14,320
Due after ten years	27,838	24,591	105,140	98,324
	$53,280	$47,823	$151,429	$142,001
Realized Gains and Losses

The following table presents gross realized gains and losses for sales and calls of available-for-sale debt securities for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Gross gains on sales and calls	$—	$209
Gross losses on sales and calls	—	(1,183)
Loss on sale of available-for-sale debt securities	$—	$(974)
Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,659)	$47,792	$(3,106)	$20,692	$(4,765)	$68,484
SBA securities	(2)	924	(95)	3,011	(97)	3,935
U.S. Treasury	—	—	(315)	2,392	(315)	2,392
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(279)	7,922	(3,684)	28,985	(3,963)	36,907
Taxable municipals	—	—	(98)	409	(98)	409
Tax exempt bank-qualified municipals	—	—	(4)	826	(4)	826
	$(1,940)	$56,638	$(7,632)	$57,985	$(9,572)	$114,623

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

December 31, 2023:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(160)	$23,738	$(3,068)	$20,951	$(3,228)	$44,689
SBA securities	(8)	2,193	(101)	1,790	(109)	3,983
U.S. Treasury	—	—	(343)	2,417	(343)	2,417
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(311)	15,684	(2,691)	23,360	(3,002)	39,044
Taxable municipals	—	—	(107)	921	(107)	921
Tax exempt bank-qualified municipals	—	—	(21)	810	(21)	810
	$(479)	$41,615	$(6,661)	$51,919	$(7,140)	$93,534

As of December 31, 2024, the Company had a total of 89 available-for-sale debt securities in a gross unrealized loss position totaling $9.6 million, consisting of 64 securities with total gross unrealized losses of $7.6 million that had been in a continual loss position for twelve months and longer. As of December 31, 2023, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $7.1 million, consisting of 58 securities with total gross unrealized losses of $6.7 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.

Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At December 31, 2024, the Company had a net unrealized loss on available-for-sale debt securities of $9.4 million, or $6.6 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $6.3 million, or $4.5 million net of tax in accumulated other comprehensive loss, at December 31, 2023.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. At December 31, 2024, all of these securities were rated AA and above. At December 31, 2023, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $1.4 million and $810 thousand, respectively. These securities rated AA and above totaled $1.4 million and rated A+ totaled $810 thousand at December 31, 2023.

At December 31, 2024, 61 held-to-maturity debt securities with fair values totaling $47.8 million had gross unrecognized losses totaling $5.5 million, compared to 58 held-to-maturity debt securities with fair values totaling $48.3 million that had gross unrecognized losses totaling $3.2 million at December 31, 2023. The Company has the intent and ability to hold the securities classified as held-to-maturity until

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
they mature, at which time the Company will receive full value for the securities. At December 31, 2024 and December 31, 2023, fair values of held-to-maturity debt securities rated AA and above totaled $44.7 million and $47.0 million, respectively, and rated AA- totaled $3.2 million and $3.4 million, respectively.
Management evaluates securities in an unrealized and unrecognized loss position at least on a quarterly basis, and determined that the unrealized and unrecognized losses at December 31, 2024 and 2023 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the years ended December 31, 2024 and 2023.

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

The table below summarizes the Company’s restricted stock investments at December 31:

(dollars in thousands)	2024	2023
Federal Reserve Bank	$15,524	$7,430
Federal Home Loan Bank	15,305	8,625
	$30,829	$16,055

In connection with the Merger, the Company acquired $5.9 million of FHLB stock during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, the Company purchased $8.1 million of Federal Reserve Bank stock, and purchased $820 thousand of FHLB stock. During the year ended December 31, 2023, the Company purchased $112 thousand of Federal Reserve Bank stock, and purchased $1.4 million of FHLB stock.
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand and $351 thousand at December 31, 2024 and 2023. The Company acquired $468 thousand of these two banker’s bank stocks in connection with the Merger during the year ended December 31, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At December 31, 2024 and 2023, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the years ended December 31, 2024 and 2023, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At December 31, 2024 and 2023, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
sheets, was $7.1 million and $7.0 million, respectively. Total unfunded capital commitments for these investments were $4.1 million at December 31, 2024. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered returns of capital are recorded as a reduction of the Company’s investment. During the year ended December 31, 2024, the Company received $2.0 million of net capital distributions related to these equity investments. During the year ended December 31, 2023, the Company made $2.3 million of net capital contributions to these equity investments. At December 31, 2024 and 2023, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the years ended December 31, 2024 and 2023, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired interests in limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At December 31, 2024 and 2023 the net amortized balance of these investments was $5.8 million and $1.9 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $1.8 million and $1.5 million at December 31, 2024 and 2023, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets. The following table presents activity in qualifying low income housing projects for the years ended December 31, 2024 and 2023 follows:

(dollars in thousands)	2024	2023
Amortization expense included in income tax expense	$685	$126
Tax credits and other tax benefits recognized	887	170
Contributions	322	349

At December 31, 2024 and 2023, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value for the years then ended.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern and Northern California markets effective July 31, 2024. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 77% and 83% of total loans at December 31, 2024 and 2023, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at December 31, 2024 and 2023 was as follows:

(dollars in thousands)	2024	2023
Construction and land development	$227,325	$243,521
Real estate - other:
1-4 family residential	164,401	143,903
Multifamily residential	243,993	221,247
Commercial real estate and other	1,767,727	1,024,243
Commercial and industrial	710,970	320,142
Consumer	24,749	4,386
Loans held for investment (1)	3,139,165	1,957,442
Allowance for credit losses - loans	(50,540)	(22,569)
Loans held for investment, net	$3,088,625	$1,934,873

(1)Loans held for investment includes net unearned fees of $1.8 million and $2.3 million and net unearned discounts on acquired loans of $58.5 million and $1.4 million at December 31, 2024 and 2023, respectively. The Company recognized $12.3 million and $2.0 million in interest accretion for net deferred loan fees and net discounts on acquired loans for the years ended December 31, 2024 and 2023, respectively.

The Company has pledged $2.16 billion of loans with FHLB under a blanket lien, of which an unpaid principal balance of $1.41 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $379.8 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of December 31, 2024. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

Loans Held for Sale

At December 31, 2024, the Company had loans held for sale totaling $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million C&I loans transferred from loans held for investment, compared to $7.3 million, consisting of only SBA 7(a) loans at December 31, 2023. The Company accounts for loans held for sale at the lower of carrying value or fair value. At December 31, 2024 and 2023, the fair value of loans held for sale totaled $17.9 million and $7.8 million, respectively. There were $25.9 million of C&I loans transferred from loans held for investment to loans held for sale during the year ended December 31, 2024. There were no transfers of loans held for investment to loans held for sale during the year ended December 31, 2023.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The risk category of loans by class of loans and origination year as of December 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Construction and land development
Pass	$25,812	$25,857	$84,638	$47,687	$7,297	$2,328	$9,865	$—	$203,484
Special mention	—	—	—	—	12,431	—	—	—	12,431
Substandard	—	—	9,659	—	1,669	82	—	—	11,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,812	25,857	94,297	47,687	21,397	2,410	9,865	—	227,325
YTD gross charge-offs	—	—	967	—	—	—	—	—	967
Real estate - other:
1-4 family residential
Pass	20,297	15,581	33,660	17,902	6,683	18,628	44,286	—	157,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,895	—	—	—	4,469	—	7,364
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,297	15,581	36,555	17,902	6,683	18,628	48,755	—	164,401
YTD gross charge-offs	—	—	—	—	—	—	1	—	1
Multifamily residential
Pass	15,998	11,087	85,834	84,671	5,107	37,510	—	—	240,207
Special mention	—	—	—	—	—	3,786	—	—	3,786
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,998	11,087	85,834	84,671	5,107	41,296	—	—	243,993
YTD gross charge-offs	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other
Pass	111,911	86,261	454,470	399,393	100,110	453,301	104,456	148	1,710,050
Special mention	—	9,568	2,583	11,268	2,264	9,848	—	495	36,026
Substandard	—	—	—	11,551	—	10,100	—	—	21,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	111,911	95,829	457,053	422,212	102,374	473,249	104,456	643	1,767,727
YTD gross charge-offs	—	—	51	—	—	—	—	—	51
Commercial and industrial
Pass	55,350	39,484	91,049	38,303	14,663	63,973	314,284	—	617,106
Special mention	307	46	1,403	1,322	230	1,920	11,868	—	17,096
Substandard	120	1,286	20,859	2,890	—	3,543	48,070	—	76,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	55,777	40,816	113,311	42,515	14,893	69,436	374,222	—	710,970
YTD gross charge-offs	—	37	24	—	—	—	—	—	61
Consumer
Pass	692	—	1,019	22,340	81	6	206	—	24,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	405	—	—	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	692	—	1,019	22,745	81	6	206	—	24,749
YTD gross charge-offs	$—	$—	$—	$238	$—	$—	$—	$—	$238

Total by risk rating:
Pass	$230,060	$178,270	$750,670	$610,296	$133,941	$575,746	$473,097	$148	$2,952,228
Special mention	307	9,614	3,986	12,590	14,925	15,554	11,868	495	69,339
Substandard	120	1,286	33,413	14,846	1,669	13,725	52,539	—	117,598

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$230,487	$189,170	$788,069	$637,732	$150,535	$605,025	$537,504	$643	$3,139,165
YTD gross charge-offs	$—	$37	$2,498	$238	$—	$—	$1	$—	$2,774

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The risk category of loans by class of loans and origination year as of December 31, 2023 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Construction and land development
Pass	$25,113	$127,496	$71,199	$17,022	$2,071	$528	$—	$—	$243,429
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,113	127,496	71,199	17,022	2,071	620	—	—	243,521
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	24,928	35,670	20,207	6,887	4,884	15,582	35,645	100	143,903
YTD gross charge-offs	—	—	—	—	—	12	—	—	12
Multifamily residential
Pass	18,803	61,677	73,365	5,712	27,292	21,245	149	—	208,243
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	13,004	—	—	—	—	—	—	13,004
Doubtful	—	—	—	—	—	—	—	—	—

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	18,803	74,681	73,365	5,712	27,292	21,245	149	—	221,247
YTD gross charge-offs	—	1,267	—	—	—	—	—	—	1,267
Commercial real estate and other
Pass	76,434	304,524	287,245	57,736	51,992	203,976	36,543	1,626	1,020,076
Special mention	—	2,701	—	—	—	—	295	—	2,996
Substandard	—	—	—	—	—	1,171	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	76,434	307,225	287,245	57,736	51,992	205,147	36,838	1,626	1,024,243
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	46,701	70,658	12,883	7,095	8,266	13,715	153,712	1,877	314,907
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	346	64	—	1,208	121	3,097	399	5,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	46,701	71,004	12,947	7,095	9,474	13,836	156,809	2,276	320,142
YTD gross charge-offs	—	—	—	15	—	9	—	—	24
Consumer
Pass	163	—	39	91	6	11	4,076	—	4,386
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	163	—	39	91	6	11	4,076	—	4,386
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total by risk rating:
Pass	$192,142	$600,025	$464,938	$94,543	$94,511	$255,057	$230,125	$3,603	$1,934,944
Special mention	—	2,701	—	—	—	—	295	—	2,996

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
Substandard	—	13,350	64	—	1,208	1,384	3,097	399	19,502
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$192,142	$616,076	$465,002	$94,543	$95,719	$256,441	$233,517	$4,002	$1,957,442
YTD gross charge-offs	$—	$1,267	$—	$15	$—	$21	$—	$—	$1,303

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Past Due Loans

A summary of past due loans as of December 31, 2024 and 2023 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$213,562	$9,659	$227,325
Real estate - other:
1-4 family residential	40	4,469	—	4,509	156,997	2,895	164,401
Multifamily residential	—	—	—	—	243,993	—	243,993
Commercial real estate and other	195	—	—	195	1,758,617	8,915	1,767,727
Commercial and industrial	1,866	1,113	—	2,979	703,074	4,917	710,970
Consumer	69	226	150	445	24,304	—	24,749
	$6,274	$5,808	$150	$12,232	$3,100,547	$26,386	$3,139,165

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2023
Construction and land development	$—	$—	$—	$—	$243,521	$—	$243,521
Real estate - other:
1-4 family residential	—	—	—	—	143,903	—	143,903
Multifamily residential	—	—	—	—	208,243	13,004	221,247
Commercial real estate and other	—	—	—	—	1,024,243	—	1,024,243
Commercial and industrial	19	—	—	19	320,123	—	320,142
Consumer	—	—	—	—	4,386	—	4,386
	$19	$—	$—	$19	$1,944,419	$13,004	$1,957,442
The Company had $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at December 31, 2024. There were no loans over 90 days past due loans and still accruing interest as of December 31, 2023.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of December 31, 2024 and 2023 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2024
Construction and land development	$9,659	$—	$—	$—	$9,659	$9,659
Real estate - other:
1-4 family residential	2,895	—	—	—	2,895	2,895
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	8,915	820	—	—	8,915	—
Commercial and industrial	4,809	675	108	—	4,917	108
Consumer	—	—	—	—	—	—
Total	$26,278	$1,495	$108	$—	$26,386	$12,662

Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2023
Construction and land development	$—	$—	$—	$—	$—	$—
Real estate - other:
1-4 family residential	—	—	—	—	—	—
Multifamily residential	13,004	—	—	—	13,004	13,004
Commercial real estate and other	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$13,004	$—	$—	$—	$13,004	$13,004

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Collateral Dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually evaluated to measure the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. At December 31, 2023, a $13.0 million multifamily residential loan was classified as a collateral dependent loan, and was collateralized by three investment multifamily properties. The subject loan was partially charged off by $1.3 million in the fourth quarter of 2023, foreclosed on in the first quarter of 2024 and sold in the second quarter of 2024.

A summary of collateral dependent loans by collateral type as of December 31, 2024 and 2023 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
December 31, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	8,915	—	—
Commercial and industrial	1,402		3,407
	$10,317	$12,554	$3,407

December 31, 2023
Multifamily residential	$—	$13,004	$—
	$—	$13,004	$—

Modified Loans to Borrowers Experiencing Financial Difficulty
A summary of modified loans to borrowers experiencing financial difficulty as of December 31, 2024 follows:

(dollars in thousands)	Construction and Land Development	Commercial & Industrial(1)	Total
December 31, 2024:
Term extension:
Amortized cost basis(2)	1,669	22,452	24,121
% of total class of loans	0.7%	3.2%	0.8%
(1)Unfunded loan commitments on modifications for borrowers experiencing financial difficulty totaled $7.1 million at December 31, 2024. These commitments are excluded from the amortized cost basis in the table above.
(2)Includes modifications of construction and land development loans and commercial & industrial loans during the year ended December 31, 2024, that resulted in the weighted average extension term of two months and nine months, respectively.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
There were no modified loans to borrowers experiencing financial difficulty as of December 31, 2023.
A summary of the payment status for modified loans to borrowers experiencing financial difficulty as of December 31, 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2024:
Construction and land development	$1,669	$—	$—	$1,669	$—	$1,669
Commercial and industrial	—	—	369	369	22,083	22,452
	$1,669	$—	$369	$2,039	$22,083	$24,121

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
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the third week of December 2024. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by the Company when determining the scenario weighting. At December 31, 2024, adjustments were made to the Moody’s December 2024 U.S. baseline forecast, primarily due to new assumptions regarding fiscal policy and monetary policy under the new Congress and administration. As these new policies take effect, real GDP growth is expected to weaken starting in late 2025. Moody’s economic forecast assumed a 25 basis point interest rate cut in December 2024 and only two interest rate cuts in 2025. The underlying assumptions in the Moody’s baseline economic forecasts remained consistent in the expectation that the Federal Reserve is expected to gradually reduce the policy rate to its neutral level of 3% by late 2026.
Moody's updated its baseline forecast, increasing the real GDP projection by 0.2% from the previous quarter's estimate, bringing it to an annual average of 2.8% for 2024. Growth in 2025 was revised marginally by 0.1% to 2.2%. For 2026, the national GDP was forecasted to be lower at 1.6%. The Conference Board’s forecast for 2024 GDP is now 2.7%, up from 2.6% previously and in line with Moody’s Baseline scenario of 2.8%. The Conference Board’s 2025 GDP forecast of 2.0% compares to Moody’s 2025 Baseline forecast of 2.2%. The upward revision is now in line with Moody’s Baseline scenario of 2.6% while the Federal Reserve members median projection for GDP growth was 2.5% and 2.1% for 2024 and 2025, respectively.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 3.4% in 2024, falling to 1.6% in 2025, and rebounding to 1.8% in 2026. The report forecasts 2025 unemployment at 4.9%, down from 5.2% in 2024, and falling to 4.8% in 2026. Beacon Economics

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
also forecasted the California unemployment rate remaining at 5.3% from the fourth quarter of 2024 to the third quarter of 2025.
Moody’s downside scenario forecasted the economy to fall into a mild recession starting in the first quarter of 2025. The decline lasts for three quarters, and the peak-to-trough decline in real GDP is 1.1%. Despite the recession in the first quarter of 2025, rising inflation causes the Fed to raise the fed funds rate. It resumes easing in the second quarter of 2025 as the recession persists, and the Fed funds rate falls below the baseline at that point. The weakening in the economy causes the unemployment rate to rise in the first quarter of 2025. Moody’s downside scenario forecasted for California suggested the state unemployment rate would rise in the fourth quarter of 2024 and will reach 7.91% in the fourth quarter of 2025 from the weakening economy. The outlook for GSP growth rate was adjusted higher at the near term in baseline and downside scenario from 1.54% and 1.05%, respectively, in the first quarter of 2025 to 2.07% and 1.51%, respectively, in the first quarter of 2025. The mix changes in these key economic forecasts for California would have a mix impact to the Company ACL.
Based on the above reviews and analyses, the Company decided to keep using the two probability-weighted scenario forecasts. The recommended weightings are based on the Federal Open Market Committee (FOMC) lowering the Fed funds rate by 100 basis points since its September 2024 meeting, inflation trending lower, strong recent jobs reports and increasing GDP forecasts suggesting more positive growth in the coming quarters. The Company opts to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty and an inflation level that is still considerably above the Fed’s 2.0% target rate, it is prudent to assign a weighting to a downside scenario (S2) that considered the potential for rising inflation. Inflation is the most difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. A new incoming presidential administration in January 2025 has promised a change in U.S. economic policy, the effects of which are unknown and may potentially lead to higher inflation, as could other domestic and geopolitical developments. Incorporating the S2 scenario in our ACL model would provide a hedge against the potential for increasing inflation in an uncertain economic environment.
During the fourth quarter of 2024, the Company updated its historical prepayment and curtailment rates analysis, which indicated a slight increase from the third quarter of 2024 primarily due to higher payoffs and paydowns.
Accrued interest receivable on loans receivable, net, totaled $11.7 million and $6.4 million at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a provision for unfunded loan commitments of $2.2 million for the year ended December 31, 2024, of which $2.7 million related to the initial allowance for unfunded credit commitments acquired in the Merger. There was a $816 thousand reversal of provision for unfunded loan commitments for the year ended December 31, 2023. The provision for unfunded loan commitments is included in provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $3.1 million and $933 thousand at December 31, 2024 and 2023, respectively. The reserve for unfunded loan commitments is included in accrued interest and other liabilities in the consolidated balance sheets.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Allowance for loan losses (ALL)
Balance, beginning of year	$22,569	$17,099
Adoption of ASU No. 2016-13(1)	—	5,027
Initial allowance for acquired PCD loans	11,216	—
Provision for loan losses(2)	19,520	1,731
Charge-offs	(2,774)	(1,303)
Recoveries	9	15
Net charge-offs	(2,765)	(1,288)
Balance, end of year	$50,540	$22,569
Reserve for unfunded loan commitments
Balance, beginning of year	$933	$1,310
Adoption of ASU No. 2016-13(1)	—	439
Provision for (reversal of) unfunded commitment losses(3)	2,170	(816)
Balance, end of year	3,103	933
Allowance for credit losses, end of year	$53,643	$23,502
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.
(2)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2023 period.
(3)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the year ended December 31, 2024. There was no similar activity in the comparable 2023 period.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Year Ended December 31, 2024
Beginning of year	$2,032	$16,280	$4,242	$15	$22,569
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
Provision for loan losses(1)	560	12,235	5,511	1,214	19,520
Charge-offs	(967)	(1,508)	(61)	(238)	(2,774)
Recoveries	—	—	9	—	9
Net charge-offs	(967)	(1,508)	(52)	(238)	(2,765)
End of year	$1,953	$29,399	$18,056	$1,132	$50,540

Year Ended December 31, 2023
Beginning of year	$2,301	$11,691	$3,079	$28	$17,099
Adoption of ASU No. 2016-13(2)	881	2,983	1,132	31	5,027
(Reversal of) provision for loan losses	(1,150)	2,885	40	(44)	1,731
Charge-offs	—	(1,279)	(24)	—	(1,303)
Recoveries	—	—	15	—	15
Net charge-offs	—	(1,279)	(9)	—	(1,288)
End of year	$2,032	$16,280	$4,242	$15	$22,569
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2023 period.
(2)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2023. As a result of adopting ASU 2016-13, the Company’s methodology to compute our ACL is based on a CECL methodology, rather than the previously applied incurred loss methodology.

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $138.0 million and $58.8 million at December 31, 2024 and 2023, respectively. This includes SBA loans serviced for others of $33.2 million and $35.4 million at December 31, 2024 and 2023, respectively, for which there was a related servicing asset of $344 thousand and $546 thousand, respectively. At December 31, 2024, loans serviced for others acquired from the CALB merger totaled $86.9 million.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The servicing asset activity includes additions from loan sales with servicing retained, and reductions from amortization as the serviced loans are repaid and servicing fees are earned. The SBA servicing asset is reported in accrued interest receivable and other assets in the consolidated balance sheets.
A summary of changes in the SBA servicing asset for the years ended December 31, 2024 and 2023 follows:

(dollars in thousands)	2024	2023
Balance, beginning of period	$546	$514
Additions	109	216
Amortization (1)	(311)	(184)
Balance, end of period	$344	$546
(1) Amortization included accelerated amortization of $174 thousand and $92 thousand for the years ended December 31, 2024 and 2023, respectively.

SBA 7(a) loans sold during the year ended December 31, 2024 totaled $6.3 million, resulting in total gains on sale of SBA loans of $415 thousand. SBA 7(a) loans sold during the year ended December 31, 2023 totaled $10.9 million, resulting in total gains on sale of SBA loans of $874 thousand, respectively.
The Company also sold C&I loans with net carrying value totaled $77.6 million, resulting in total losses on sale of loans of $1.1 million during the year ended December 31, 2024, compared to one non-SBA loan with a net carrying value of $39 thousand, resulting in a gain of $11 thousand during the year ended December 31, 2023.
The fair value of the servicing asset approximated the carrying value at December 31, 2024 and 2023. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2024 and 2023 included:

(dollars in thousands)	December 31, 2024	December 31, 2023
Discount rate:
Range	5.8% – 23.3%	10.5% – 26.2%
Weighted average	14.3%	16.1%
Prepayment speed:
Range	12.9% – 40.2%	11.2% – 48.1%
Weighted average	20.5%	19.0%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of income, for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Contractually specified fees	$380	$410
Amortization	(311)	(184)
Net servicing fees	$69	$226

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
NOTE 6 - PREMISES AND EQUIPMENT AND LEASES

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2024	2023
Land	$5,386	$5,386
Building	4,766	4,766
Leasehold improvements	5,976	5,584
Furniture & fixtures	2,261	2,377
Computer & other equipment	3,888	3,732
	22,277	21,845
Less: Accumulated depreciation and amortization	(8,682)	(8,575)
Total	$13,595	$13,270

Depreciation and amortization expense on premises and equipment was $1.8 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.
Substantially all leases are operating leases for corporate offices and branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of operating leases range from 3 months to 8.5 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at the sole discretion of the Company. Renewal option periods were not included in the measurement of ROU assets and lease liabilities as they were not considered reasonably certain of exercise at commencement.
During the year ended December 31, 2024, management decided to vacate the office space in New York that was used solely by the relationship manager managing the sponsor finance loan portfolio and recorded an impairment of ROU assets of $78 thousand. The impairment of the ROU asset was based on a discounted cash flow of lease payments. During the year ended December 31, 2023, management decided to vacate the first floor of the branch office in Del Mar, California and recorded an impairment of ROU assets of $134 thousand. The impairment of the ROU asset was based on a discounted cash flow of lease payments net of sublease income. Impairment charges are included in occupancy and equipment expenses in the consolidated statements of income.
The ROU assets, lease liabilities and supplemental information at December 31 are shown below.

(dollars in thousands)	2024	2023
Operating lease ROU assets(1)	$14,350	$9,291
Operating lease liability(1)	$18,310	$12,117
Weighted average remaining lease term, in years	4.70	5.49
Weighted average discount rate	6.1%	5.6%
(1)Includes $7.7 million of ROU assets and $9.0 million lease liabilities obtained in connection with the Merger during the year ended December 31, 2024.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The Company’s lease expense is recorded in occupancy and equipment expense in the consolidated statements of income. The following table presents the components of lease expense for the years ended December 31:

(dollars in thousands)	2024	2023
Lease costs:
Operating lease	$3,528	$2,894
Short-term lease	—	—
Total lease costs	$3,528	$2,894

Other information:
Cash paid for amounts included in lease liabilities	$3,827	$2,814
ROU assets obtained for new operating lease obligations	$105	$3,193

Lease liabilities as of December 31, 2024, mature as indicated below:

(dollars in thousands)	Amount
Twelve months ending December 31:
2025	$5,109
2026	4,879
2027	3,677
2028	2,962
2029	1,920
Thereafter	2,439
Total future minimum lease payments	20,986
Less: imputed interest	2,676
Present value of net future minimum lease payments	$18,310

NOTE 7 - OTHER REAL ESTATE OWNED, NET

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $4.1 million and zero foreclosed assets at December 31, 2024 and 2023, respectively.

The following table presents activity with other real estate owned, net for the years ended December 31:

(dollars in thousands)	2024	2023
Balance, beginning of year	$—	$—
Loans transferred to other real estate owned	17,701	—
Valuation allowance for losses	(614)	—
Sales	(13,004)	—
Balance, end of year	$4,083	$—

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The following table presents activity within the valuation allowance for other real estate owned, net for the years ended December 31:

(dollars in thousands)	2024	2023
Balance, beginning of year	$—	$—
Valuation allowance for losses	(614)	—
Balance, end of year	$(614)	$—
During the year ended December 31, 2024, the Company foreclosed on and sold $13.0 million of OREO related to a three-property multifamily OREO, and recognized a $4.8 million pre-tax loss. Additionally, during the year ended December 31, 2024, the Company foreclosed on a multifamily nonaccrual loan of $4.7 million, that was transferred to OREO. During the year ended December 31, 2024, the Company recorded a $614 thousand valuation allowance due to a decline in the fair value of the underlying property. There was no similar activity for the year ended December 31, 2023.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $111.8 million and $37.8 million at December 31, 2024 and 2023, respectively. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, the Company qualitatively assesses if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. During 2024, the Company stock price and market capitalization decreased due primarily to market volatility related to economic uncertainty and rising political tensions prior to the Presidential election. The Company also noted that the trends in its recent financial results were primarily driven by the impact of the Merger. In early November, the Company’s stock price and market capitalization recovered and after assessing these events and circumstances, the Company determined that it is not likely that the fair value of the reporting unit is less than its carrying amount at December 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
The Company performed a qualitative assessment for potential impairment as of December 31, 2024, and as a result of that assessment had determined that there has been no impairment to the goodwill.
The following table presents changes in the carrying amount of goodwill for the years ended December 31:

(dollars in thousands)	2024	2023
Beginning of the year	$37,803	$37,803
Goodwill from business combination	74,712	—
Adjustments to goodwill(1)	(728)	—
End of year	$111,787	$37,803
(1)During the year ended December 31, 2024, the Company adjusted its allocation of purchase consideration to the net assets acquired from CALB. As a result, the Company increased its preliminary valuation of intangible assets, net by $300 thousand, with a net increase of $428 thousand to deferred taxes based on the change in the allocated fair value of intangible assets, net and the finalization of initial accounting for income taxes. These adjustments resulted in a $728 thousand decrease to goodwill.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Core deposit intangibles are amortized over remaining periods of 4.3 to 9.8 years. Trade name is amortized over a remaining period of 1.6 years. As of December 31, 2024, the weighted-average remaining amortization period for intangible assets was approximately 9.3 years.
The Company performs the annual impairment analysis for intangible assets at least annually during the fourth quarter of each fiscal year. The Company performed a qualitative assessment for potential impairment as of December 31, 2024, and as a result of that assessment had determined that there has been no impairment to intangible assets, net.
During the year ended December 31, 2023, the Company performed the annual impairment analysis for the core deposit intangibles and the results indicated there was an impairment in the savings account core deposit intangible acquired from a prior acquisition, which resulted in the acceleration of the remaining amortization of $38 thousand. The following table presents the changes in intangibles assets, net for the years ended December 31:

(dollars in thousands)	2024	2023
Gross balance, beginning of year	$4,185	$4,185
Additions(1)	22,953	—
Gross balance, end of year	$27,138	$4,185

Accumulated amortization:
Balance, beginning of year	$(2,990)	$(2,601)
Amortization(2)	(1,877)	(389)
Balance, end of period	(4,867)	(2,990)
Intangible assets, net, end of year	$22,271	$1,195
(1)Includes $22.7 million of core deposit intangibles and $300 thousand of trade name obtained in connection with the Merger during the year ended December 31, 2024.
(2)Amortization of the core deposit intangibles and trade name obtained in connection with the merger were 10 years and 2 years, respectively, for a weighted average of 9.9 years.

Future estimated amortization for intangible assets, net for each of the next five years is as follows:

(dollars in thousands)	Amount
2025	$3,791
2026	3,139
2027	2,761
2028	2,465
2029	2,160
Thereafter	7,955
$22,271

NOTE 9 - DEPOSITS

The Company is a participant in the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) network.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The Company receives an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As of December 31, 2024, reciprocal deposits increased to $754.4 million, representing 22.2% of total deposits and 21.8% of Bank’s total liabilities, compared to $274.1 million, or 14.1% of total deposits and 13.3% of Bank’s total liabilities at December 31, 2023. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non core funding dependence ratio. These two ratios were still within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, of which $98.4 million was in ICS, $306.6 million in R&T and $37.7 million in CDARS.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $80.6 million and $122.6 million as of December 31, 2024 and 2023, respectively. Brokered time deposits totaled $121.1 million and $107.8 million as of December 31, 2024 and 2023, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2024 and 2023, total collateralized deposits, including the deposits of the State of California and their public agencies, were $25.1 million and $72.7 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At December 31, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
2025	$280,353
2026	4,615
2027	17
2028	126
2029	126
$285,237

NOTE 10 - BORROWING ARRANGEMENTS

A summary of outstanding borrowings as of December 31 follows:

(dollars in thousands)	2024	2023
FHLB advances	$—	$85,000
Subordinated notes	69,725	17,865
Total borrowings	$69,725	$102,865

Federal Home Loan Bank Secured Line of Credit
At December 31, 2024, the Company had a secured line of credit of $780.9 million from the FHLB, of which $753.9 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
requirements established by the FHLB. At December 31, 2024, the Company had pledged $2.16 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.41 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at December 31, 2024, the Company used $27.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no overnight borrowings at December 31, 2024. The Company had overnight borrowings of $85 million with an interest rate of 5.70% at December 31, 2023.
Federal Reserve Bank Secured Line of Credit
At December 31, 2024, the Company had credit availability of $318.5 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2024, the Company had pledged debt securities with an amortized cost of $53.3 million as collateral, and qualifying loans with an unpaid principal balance of $379.8 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $3.0 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at December 31, 2024 and 2023.
Federal Funds Unsecured Lines of Credit
At December 31, 2024, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2024 and 2023.
Revolving Line of Credit
The Company assumed a senior revolving line of credit from CALB in connection with the Merger with a commitment of $3.0 million. This facility was secured by 100% of the common stock of the Bank. This revolving line of credit’s interest, due quarterly, was Prime plus 0.40% and matured in November 2024 and was not renewed. The revolving line of credit contained certain financial covenants, including but not limited to, minimum capital, classified asset, nonperforming asset, primary and secondary liquidity, and debt service coverage ratios.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at December 31, 2024 and 2023, were $40 thousand and $135 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense is recorded in interest expense in the consolidated statements of income. At December 31, 2024, the Company was in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025,

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At December 31, 2024, the net unamortized fair value discount was $509 thousand, The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of income. At December 31, 2024, the Company was in compliance with all covenants and terms of these notes.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At December 31, 2024, the net unamortized fair value discount was $2.7 million. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of incomes. At December 31, 2024, the Company was in compliance with all covenants and terms of these notes.

NOTE 11 - INCOME TAXES

The income tax expense for the years ended December 31, is comprised of the following:

(dollars in thousands)	2024	2023
Current tax expense:
Federal	$1,290	$6,791
State	1,966	3,737
Total current tax expense	3,256	10,528
Deferred taxes:
Federal	497	108
State	(923)	310
Total deferred taxes	(426)	418
Total income tax expense	$2,830	$10,946

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31 follows:

	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Statutory federal income tax provision	$1,735	21.0%	$7,740	21.0%
State taxes	824	10.0%	3,399	9.2%
Employee stock-based compensation	(103)	(1.3)%	(696)	(1.9)%
Tax exempt interest income	(218)	(2.6)%	(314)	(0.9)%
Excess executive compensation	533	6.4%	895	2.4%
Merger expenses	374	4.5%	—	0.0%
Bank owned life insurance	(367)	(4.4)%	(199)	(0.5)%
Net expense (benefit) related to tax credit equity investment	21	0.3%	(45)	(0.1)%
Other	31	0.3%	166	0.5%
	$2,830	34.2%	$10,946	29.7%

For the years ended December 31, 2024 and 2023, income tax expense was $2.8 million and $10.9 million resulting in an effective income tax rate of 34.2% and 29.7%.
The Company is subject to federal income and California franchise tax. Income tax returns for the years ended after December 31, 2020 are open to audit by federal authorities and income tax returns for the years ending after December 31, 2019 are open to audit by California authorities. There were no interest and penalties related to unrecognized tax benefits in income tax expense at December 31, 2024 and 2023. The total amount of unrecognized tax benefits was zero at December 31, 2024 and 2023.
Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$14,860	$6,661
Organizational expenses	102	78
Stock-based compensation	1,626	959
Fair value adjustment on acquired loans	16,833	257
Net operating loss carryforward	8,939	1,431
Accrued expenses	3,250	867
California franchise tax	412	858
Depreciation differences	297	—
Operating Lease liabilities	5,384	3,582
Unrealized loss on securities available for sale	2,787	1,871
Other	1,535	534
Total deferred tax assets	56,025	17,098

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

(dollars in thousands)	2024	2023

Deferred tax liabilities:
Deferred loan costs	(1,169)	(1,092)
Core deposit intangibles	(6,790)	(565)
Depreciation differences	—	(994)
Right of use asset	(4,219)	(2,747)
Other	(720)	(563)
Total deferred tax liabilities	(12,898)	(5,961)
Net deferred tax assets	$43,127	$11,137

Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built-in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a greater than 50% ownership change over a designated testing period not to exceed three years.
On June 29, 2020, California Assembly Bill 85 (A.B. 85) was signed into law. A.B. 85 suspends the use of the net operating loss (“NOL”) for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years. On February 9, 2022, Senate Bill 113 (“S.B. 113”) S.B. 113 was signed into law, and among other changes, S.B. 113 reinstates the California NOL deductions for tax years beginning in 2022, in effect shortening the suspension period for NOL deductions from A.B. 85 by one year. On June 27, 2024, Senate Bill 167 (“S.B. 167”) was signed into law. S.B. 167 suspends the use of the net operating loss (“NOL”) for the 2024, 2025, and 2026 tax years. S.B. 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension.
As a result of the acquisition of CalWest, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $4.2 million and $5.4 million at December 31, 2024, which are scheduled to begin expiring in 2029 for federal and 2031 for California. The federal and California net operating loss carryforwards are subject to annual limitations of $381 thousand each year.
As a result of the acquisition CALB completed on July 31, 2024, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $23.5 million and $28.1 million at December 31, 2024. The federal and California net operating loss carryforwards are subject to annual limitations of $8.5 million each year. Other state acquired net operating losses are immaterial to the consolidated financial statements at December 31, 2024. The Company expects to fully utilize the recorded federal, California, and other state net operating loss carryforwards before they expire.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
NOTE 12 - EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(dollars in thousands, except share and per share data)	2024	2023
Net income	$5,433	$25,910

Weighted average common shares outstanding - basic	24,247,064	18,246,164
Dilutive effect of outstanding:
Stock options and unvested stock grants(1)	376,333	410,578
Weighted average common shares outstanding - diluted	24,623,397	18,656,742

Earnings per common share - basic	$0.22	$1.42
Earnings per common share - diluted	$0.22	$1.39
(1)The dilutive effect of stock options and unvested stock grants is determined using the treasury method.

The Company’s only performance based restricted stock grants were vested when the performance conditions had been met on March 1, 2023. A total of 275,171 performance based restricted stock grants were vested and included in the computation of basic EPS for the year ended December 31, 2023 because the performance conditions had been met.
For the years ended December 31, 2024 and 2023, there were 97,211 and 71,508 restricted stock units and 1,989 and 6,460 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.

NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, their related interests with which they are associated and beneficial owners with more than 5% of any class of voting securities.
The balance of these loans outstanding and activity in related party loans for the periods ended December 31, 2024 and 2023 follows:

(dollars in thousands)	2024	2023
Balance at beginning of year	$5,928	$8,073
Assumed in the Merger	22,523	—
New credit granted	—	—
Repayments	(717)	(2,145)
Balance at end of year	$27,734	$5,928
Directors and related interests deposits at December 31, 2024 and 2023, amounted to approximately $62.9 million and $16.4 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of any class of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
the time of the lease. Total lease expense for each of 2024 and 2023 was $44 thousand and $44 thousand and future minimum lease payments under the lease were $107 thousand as of December 31, 2024.
In April 2022, the holding company entered into an investment commitment for $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At December 31, 2024 and 2023, total capital contributions to this investment were $1.2 million and $910 thousand, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at December 31:

(dollars in thousands)	2024	2023
Commitments to extend credit	$925,076	$405,854
Letters of credit issued to customers	16,147	4,939
Commitments to contribute capital to other equity investments	5,914	3,170
	$947,137	$413,963

The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased from 25% to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements in 2024 and 2023 was $746 thousand and $322 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
determined. At this time, the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of income.

NOTE 15 - STOCK-BASED COMPENSATION PLAN

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
For the year ended December 31, 2024, total stock-based compensation cost related to stock options and restricted shares units was $6.2 million. Included in this amount was $1.1 million related to the acceleration of vesting for replacement awards issued in connection with the Merger to non-continuing directors, executives and employees. For the year ended December 31, 2023, total stock-based compensation cost related to stock options and restricted shares units was $4.5 million. For the year ended December 31, 2024, the Company did not record any accelerated stock-based compensation expense for the performance-based restricted stock units. For year ended December 31, 2023, the Company recorded $632 thousand for an accelerated stock-based compensation expense for the performance-based restricted stock units.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Stock Options

As of December 31, 2024, there was $21 thousand of total unrecognized compensation cost related to the outstanding stock options to be recognized over a period of 1.8 years. There were 112,275 and 16,000 stock options exercised with the intrinsic value of $788 thousand and $117 thousand in 2024 and 2023, respectively. Related tax expense for non-qualified stock option exercised were approximately $72 thousand for the year ended December 31, 2024. There were no related tax expense for non-qualified stock option exercised for the year ended December 31, 2023.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the years ended December 31, 2024 and 2023.
A summary of changes in outstanding stock options during the years ended December 31, 2024 and 2023 are presented below:

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024
Outstanding at beginning of year	272,813	$9.30
Granted	—	$—
Exercised	(112,275)	$8.47
Expired	(750)	$5.93
Forfeited	(22,900)	$11.48
Outstanding at end of year	136,888	$9.64	2.8 Years	$945
Options exercisable	132,388	$9.61	2.7 Years	$918

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023
Outstanding at beginning of year	326,868	$9.53
Granted	—	$—
Exercised	(16,000)	$7.93
Forfeited	(38,055)	$11.89
Outstanding at end of year	272,813	$9.30	3.2 Years	$2,196
Options exercisable	252,013	$9.07	3.0 Years	$2,087

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Restricted Stock Units

A summary of the changes in outstanding unvested restricted stock units during the years ended December 31, 2024 and 2023 is presented below:

December 31, 2024	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	637,899	$13.11
Granted(1)	958,016	$15.49
Vested(2)	(430,179)	$13.78
Forfeited	(116,837)	$15.69
Unvested at end of year	1,048,899	$14.73
(1)     Includes 418,634 shares granted as replacement awards to continuing and non-continuing directors, executives and employees in connection with the Merger for the year ended December 31, 2024. The fair value of these replacement awards attributable to post-combination vesting a) will be recognized over the remaining vesting period for continuing directors, executives and employees and b) was immediately recognized for non-continuing directors, executives and employees as components of compensation expense.
(2)Includes the discretionary vesting of 123,123 replacement awards issued in connection with the Merger for non-continuing directors, executives and employees for the year ended December 31, 2024.

December 31, 2023	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	959,337	$11.55
Granted	205,422	$16.58
Vested(1)	(470,648)	$11.19
Forfeited	(56,212)	$15.23
Unvested at end of year	637,899	$13.11
(1)Included the vesting of performance-based awards totaling 275,171 shares, with a weighted average grant date fair value of $9.29 for the year ended December 31, 2023.

On March 1, 2023, the Board confirmed that all performance conditions for the performance-based restricted stock units totaling 275,171 shares had been satisfied and accelerated vesting in full. As of December 31, 2024, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions. For the year ended December 31, 2023, the Company recorded stock-based compensation expense totaling $792 thousand.
As of December 31, 2024, there was $10.8 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 3.1 years. The total unrecognized compensation expense included $2.0 million related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 3.5 years. The total grant date fair value of restricted stock units vested during 2024 and 2023 was $5.9 million and $5.3 million, respectively. Related tax benefits were approximately $307 thousand and $710 thousand for the years ended December 31, 2024 and 2023.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
NOTE 16 - REGULATORY MATTERS

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
A bank holding company and bank considered to be “adequately capitalized” is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. A holding company and bank considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2024, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). As of December 31, 2023, the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for PCA. Management believes, as of December 31, 2024 and 2023, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at December 31, 2024. At December 31, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	385,354	10.60%	218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	385,354	10.60%	163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,354	9.53%	161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%

As of December 31, 2023:
California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$289,743	13.51%	$171,575	8.0%	$214,469	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	270,341	12.61%	128,681	6.0%	171,575	8.0%
CET1 Capital (to Risk-Weighted Assets)	270,341	12.61%	96,511	4.5%	139,405	6.5%
Tier 1 Capital (to Average Assets)	270,341	11.65%	92,818	4.0%	116,022	5.0%

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
NOTE 17 - FAIR VALUE

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
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
Borrowings: The fair values of the Company’s overnight borrowings from Federal Home Loan Bank approximates their carrying value as the advances were recently borrowed at market rate. The fair value of fixed-rated term borrowings is estimated using a discounted cash flow through the remaining maturity dates based on the current borrowing rates for similar types of borrowing arrangements. The fair values of subordinated debt and notes are based on rates currently available to the Company for debt with similar terms and remaining maturities.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
Accrued Interest Payable: The fair value of accrued interest payable approximates the carrying amounts.
Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.
The estimated fair value hierarchy level and estimated fair value of financial instruments at December 31, 2024 and 2023, is summarized as follows:

		2024		2023
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$60,471	$60,471	$33,008	$33,008
Federal funds and interest-bearing balances	Level 1	327,691	327,691	53,785	53,785
Debt securities available for sale	Level 1/2	142,001	142,001	130,035	130,035
Debt securities held to maturity	Level 2	53,280	47,823	53,616	50,432
Loans held for sale	Level 2	17,180	17,855	7,349	7,834
Loans held for investment, net	Level 3	3,088,625	3,080,175	1,934,873	1,883,154
Restricted stock, at cost	Level 2	30,829	30,829	16,055	16,055
Other equity securities	Level 2	13,691	13,691	9,187	9,187
Accrued interest receivable	Level 2	12,824	12,824	7,301	7,301

Financial liabilities:
Deposits	Level 2	3,398,760	3,398,447	1,943,556	1,943,007
Borrowings	Level 2	69,725	69,876	102,865	102,447
Accrued interest payable	Level 2	4,342	4,342	477	477

Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$83,274	$—	$83,274
SBA securities	—	5,333	—	5,333
U.S. Treasury	12,326	—	—	12,326
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	37,663	—	37,663

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Taxable municipals	—	909	—	909
Tax exempt bank-qualified municipals	—	826	—	826
	$12,326	$129,675	$—	$142,001

December 31, 2023
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$74,434	$—	$74,434
SBA securities	—	5,782	—	5,782
U.S. Treasury	2,417	—	—	2,417
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	43,501	—	43,501
Taxable municipals	—	1,421	—	1,421
Tax exempt bank-qualified municipals	—	810	—	810
	$2,417	$127,618	$—	$130,035

Nonrecurring fair value measurements

The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At December 31, 2024, the Company’s individually evaluated collateral dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. These reviews resulted in a partial charge-off of $967 thousand on the individually evaluated loans in 2024.
At December 31, 2023, the Company took a partial charge-off of $1.3 million on an individually evaluated collateral-dependent loan based on its recent property appraisals during the year ended December 31, 2023.
Other real estate owned, net. Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Collateral dependent loans (1):
Construction and Land	$9,708	$—	$—	$9,708
1-4 Family Residential	4,191	—	—	4,191
Commercial real estate and other	14,316	—	—	14,316
Commercial and industrial	6,476	—	—	6,476
Total collateral dependent loans	$34,691	$—	$—	$34,691
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083

December 31, 2023
Collateral dependent loans (1):
Multifamily Residential	$13,000	$—	$—	$13,000
(1) Collateral-dependent loans whose fair value is based upon appraisals.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of December 31, 2024.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
December 31, 2024
Collateral dependent loans
Construction and Land	$9,708	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
1-4 Family Residential	4,191	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
Commercial real estate and other	14,316	Fair value of property	Discount to appraised values	18.13% – 30.00% (19.70%)
			Costs to sell	7.50% – 7.50% (7.50%)
	14,316
Commercial and industrial	5,582	Fair value of collateral	Discount to appraised values	20.00% – 80.00% (54.04%)
			Costs to sell	7.50% - 7.50% (7.50%)
	894	Fair value of property	Costs to sell	8.00% – 10.00% (8.62%)
	6,476
Total collateral dependent loans	$34,691
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50% – 7.50% (7.50%)

December 31, 2023
Loans:
Multifamily Residential	$13,000	Income approach	Capitalization rate	3.84% – 4.94% (4.50%)

NOTE 18 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

California BanCorp was organized in 2020 to serve as the holding company for California Bank of Commerce, N.A., its wholly owned subsidiary. The earnings of the subsidiary are recognized using the equity method of accounting. The following tables present the parent company only condensed balance sheets at December 31, 2024 and 2023 and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2024 and 2023.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
California BanCorp (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash	$4,098	$3,586
Investment in bank Subsidiary	577,083	301,455
Other investments	1,610	910
Accrued interest and other assets	380	110
Total assets	$583,171	$306,061

LIABILITIES
Subordinated debt and other borrowings	$69,725	$17,865
Accrued interest and other liabilities	1,610	44
Total liabilities	71,335	17,909

SHAREHOLDERS’ EQUITY
Common stock	442,469	222,036
Retained earnings	76,008	70,575
Accumulated other comprehensive loss, net of taxes	(6,641)	(4,459)
Total shareholders’ equity	511,836	288,152
Total liabilities and shareholders’ equity	$583,171	$306,061

California BanCorp (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2024	2023
INCOME
Dividends from bank subsidiary	—	2,000
Total income	—	2,000
EXPENSES
Interest on borrowings	2,950	1,085
Other noninterest expense	535	487
Total expenses	3,485	1,572
(Loss) income before income taxes	(3,485)	428
Income tax benefit	1,071	501
(Loss) income before equity in undistributed earnings of bank subsidiary	(2,414)	929
Equity in undistributed earnings of bank subsidiary	7,847	24,981
Net income	$5,433	$25,910

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024 and 2023
California BanCorp (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2024	2023
OPERATING ACTIVITIES
Net Income	$5,433	$25,910
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt issuance costs and discounts	1,028	95
Equity in undistributed earnings of bank subsidiary	(7,847)	(24,981)
Other items	(168)	(147)
Net cash (used in) provided by operating activities	(1,554)	877

INVESTING ACTIVITIES
Net purchase of other equity investments	(329)	(595)
Cash acquired in business combination	1,445	—
Net cash provided by (used in) investing activities	1,116	(595)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	$950	127
Net cash provided by financing activities	950	127

Increase in cash and cash equivalents	512	409
Cash and cash equivalents, beginning of year	3,586	3,177
Cash and cash equivalents, end of year	$4,098	$3,586

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 1, 2025, the date the consolidated financial statements were available to be issued.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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

As of December 31, 2024, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Updated Executive Change in Control Agreements
On March 26, 2025, Richard Hernandez, the President of the Company and the Bank, and Thomas Dolan, the Chief Financial Officer of the Company and the Chief Strategy Officer of the Bank, each entered into an Amended and Restated Change in Control Agreement, superseding their respective then-existing change in control agreements with the Company and the Bank (the “Amended and Restated Change in Control Agreements”). The Amended and Restated Change in Control Agreements provide the same compensation and benefit terms as the prior change in control agreements (which are described in the Company’s 2024 Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 18, 2024) and otherwise include substantially the same terms and conditions as the prior change in control agreements, except that the definition of a “change in control” and the automatic term renewal provision have been revised. Under the Amended and Restated Change in Control Agreements, a “change in control” will be deemed to occur if there is a merger, consolidation or reorganization of the Company or the Bank in which the beneficial owners of the Company’s then outstanding securities prior to the transaction beneficially own less than 60% of the combined voting power of the surviving corporation (changed from 50% in the prior change in control agreements), or if a person becomes the beneficial owner of more than 40% of the Company’s then outstanding securities (changed from 50% in the prior change in control agreements). In addition, under the Amended and Restated Change in Control Agreements, if either of Mr. Hernandez or Mr. Dolan is terminated during the 24 months subsequent to a “change in control” of the Company (changed from 12 months in the prior change in control agreements), as defined in the agreements, by the Company without “cause” or by the executive for “good reason,” in each case as defined in the agreements, he will be entitled to receive a lump sum severance payment equal to the sum of two times (2x) his annual base salary, average annual bonus for the previous three years and the average value of the equity awards granted over the previous three years (the “CIC Payment”). In addition, he would be entitled to a pro-rated (through the date of termination) portion of his bonus for the then-current year, whether payable in cash or property and calculated as if all performance metrics for the maximum bonus were met, and all of his equity incentive awards would vest, with performance based awards vesting at target. Each Amended and Restated Change in Control Agreement includes a Code Section 280G “best-net cutback” provision, and the payment of all such severance amounts and benefits under these agreements is contingent upon the executive’s timely execution and non-revocation of a release of all claims.

The foregoing descriptions of the change in control agreements do not purport to be complete and are subject to, and qualified in its entirety by, the full text of such agreements. A form of the Amended and Restated Change in Control Agreement entered into by Mr. Hernandez and Mr. Dolan is attached as Exhibit 10.11 to this Annual Report on Form 10-K.
Trading Plans
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth fiscal quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors, executive officers and certain corporate governance practices is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
We have adopted a Principles of Business Conduct and Ethics Policy (the “Code”) applicable to our directors, officers and employees.
The Code is available on our website at https://it.californiabankofcommerce.com/governance-documents/default.aspx. To the extent required by applicable rules of the SEC and NASDAQ, we will disclose on our website any amendments to the Code and any waivers of the requirements of the Code that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
The following table provides information at December 31, 2024 with respect to securities outstanding and available under our plans under which our securities are authorized for issuance:

	Number of Securities to	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	to Remaining and
Equity Compensation Plan Category	Exercise of Outstanding Options and Awards	Outstanding Options and Awards	Available for Future Issuance
Plans approved by shareholders(1)			1,023,941
Stock Options	136,888	$9.64
Restricted Shares(2)	1,048,899	$—
	1,185,787	$1.11	1,023,941
Plans not approved by shareholders	—	$—	—
Total	1,185,787	$1.11	1,023,941
(1) Includes the Company’s 2019 Omnibus Equity Incentive Plan and assumed CALB unvested restricted stock units granted under CALB’s Amended and Restated 2017 Equity Incentive Plan to former CALB directors, executives and employees continuing with the Company following the Merger. For more information, please refer to Note 15 - Stock-Based Compensation Plans of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.
(2) Includes 198,697 restricted stock units outstanding under the CALB Amended and Restated 2017 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
Information concerning our principal accountant's fees and services is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

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

Exhibit No.	Description
3.1	Restated Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2024)
3.2	Bylaws of California BanCorp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 15, 2024)
4.2	Form of Certificate of Common Stock of Southern California Bancorp (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
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

10.9	California BanCorp 2017 Amended and Restated Equity Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
10.10
Form of Restricted Stock Unit Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.11	Form of Change in Control Agreement by and among California BanCorp, California Bank of Commerce, N.A. and each of Thomas Dolan and Richard Hernandez*
10.12	Form of Change in Control Agreement, by and among California BanCorp, Bank of Commerce, N.A. and certain of its executive officers* **
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

10.15	Southern California Bancorp Management Incentive Plan* (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)
10.16
Employment Agreement by and among David I. Rainer, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

10.17
Employment Agreement by and among Steven E. Shelton, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

10.18
Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to the Exhibit 10.14 to CALB’s Form 10 filed with the SEC on March 4, 2020)

Exhibit No.	Description
10.19
Amendment to Executive Supplemental Compensation Agreement by and between California Bank of Commerce, N.A. and Steven E. Shelton dated as of July 31, 2024* (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.20
Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.18 to CALB’s Form 10 filed with the SEC on March 4, 2020)

10.21
Termination and Waiver Agreement by and among Thomas A. Sa, Southern California Bancorp and Bank of Southern California, N.A. dated as of January 30, 2024* (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

10.22
Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.15 to CALB’s Form 10 filed with the SEC on March 4, 2020)

10.23
California Bank of Commerce Split-Dollar Agreement dated January 14, 2020 by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.24
Separation and Release Agreement dated as of September 20, 2024, by and among Thomas A. Sa, California BanCorp and California Bank of Commerce, N.A.* (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on 10-Q, filed November 14, 2024)

10.25
Stock Purchase Agreement, dated September 22, 2016, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners VI, LP. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.26
Side Letter, dated October 16, 2019, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners, VI, LP. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.27	California BanCorp Management Incentive Plan* **
19.1	Insider Trading Policy**
21.1	Subsidiaries of California BanCorp**
23.1	Consent of RSM US, LLP, independent registered public accounting firm.**
23.2	Consent of Eide Bailly, LLP, independent registered public accounting firm.**
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 15, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL
*	Indicates a management contract or compensatory plan.
**	Filed herewith.

Item 16. Form 10–K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: April 1, 2025	/s/ Steven E. Shelton
Steven E. Shelton
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

Signature	Title	Date

/s/ David I. Rainer	Chairman of the Board	April 1, 2025
David I. Rainer

/s/ Steven E. Shelton	Chief Executive Officer and Director	April 1, 2025
Steven E. Shelton	(Principal Executive Officer)

/s/ Thomas Dolan	Chief Financial Officer	April 1, 2025
Thomas Dolan	(Principal Financial Officer)

/s/ Joann Yeung	Chief Accounting Officer	April 1, 2025
Joann Yeung	(Principal Accounting Officer)

/s/ Andrew Armanino	Director	April 1, 2025
Andrew Armanino

/s/ Stephen Cortese	Director	April 1, 2025
Stephen Cortese

/s/ Kevin Cullen	Director	April 1, 2025
Kevin Cullen

/s/ Frank D. Di Tomaso	Director	April 1, 2025
Frank D. Di Tomaso

/s/ Rochelle Klein	Director	April 1, 2025
Rochelle Klein

/s/ Dr. Lester Machado	Director	April 1, 2025
Dr. Lester Machado

/s/ Richard Martin	Director	April 1, 2025
Richard Martin

/s/ Frank Muller	Director	April 1, 2025
Frank Muller

/s/ David J. Volk	Director	April 1, 2025
David J. Volk

/s/ Anne Williams	Director	April 1, 2025
Anne Williams