Form 10-Q
period 2025-03-31
California BanCorp \ CA
filed 2025-05-09
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2025, the registrant had 32,412,937 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
MARCH 31, 2025

Cautionary Note Regarding Forward-Looking Statements
In this quarterly report on Form 10-Q, the words “we,” “us,” “our,” “BCAL,” or the “Company” refer to California BanCorp and California Bank of Commerce, N.A., collectively and on a consolidated basis. The words “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
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
•severe weather, natural disasters, including earthquakes, floods, droughts, and fires, particularly in California, including direct and indirect costs and impacts on our clients, the Company and its employees from the January 2025 Los Angeles county wildfires;
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
•the impact of current and future governmental monetary and fiscal policies, such as the implementation of tariffs and counter-tariffs; and
•other factors and risks described in this quarterly report and from time to time in other documents that we file or furnish with the Securities and Exchange Commission (“SEC”), including, without limitation, the risks described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on April 1, 2025.

Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this quarterly report. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$80,441	$60,471
Federal funds and interest-bearing balances	358,800	327,691
Total cash and cash equivalents	439,241	388,162
Debt securities available-for-sale, at fair value (amortized cost of $137,855 and $151,429 at March 31, 2025 and December 31, 2024)	131,593	142,001
Debt securities held-to-maturity, at amortized cost (fair value of $47,329 and $47,823 at March 31, 2025 and December 31, 2024)	53,194	53,280
Loans held for sale, at lower of cost or fair value	4,625	17,180
Loans held for investment	3,068,774	3,139,165
Allowance for credit losses on loans	(45,839)	(50,540)
Loans held for investment, net	3,022,935	3,088,625
Restricted stock, at cost	30,845	30,829
Premises and equipment, net	13,154	13,595
Right-of-use asset	13,384	14,350
Other real estate owned, net	4,083	4,083
Goodwill	111,780	111,787
Intangible assets, net	21,323	22,271
Bank owned life insurance	66,867	66,636
Deferred taxes, net	36,473	43,127
Accrued interest receivable and other assets	33,593	35,728
Total assets	$3,983,090	$4,031,654
LIABILITIES
Noninterest-bearing demand	$1,292,689	$1,257,007
Interest-bearing NOW accounts	674,460	673,589
Money market and savings accounts	1,192,960	1,182,927
Time deposits	182,394	285,237
Total deposits	3,342,503	3,398,760
Borrowings	70,308	69,725
Operating lease liability	17,142	18,310
Accrued interest payable and other liabilities	21,753	33,023
Total liabilities	3,451,706	3,519,818
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,402,140 and 32,265,935 at March 31, 2025 and December 31, 2024	442,934	442,469
Retained earnings	92,861	76,008
Accumulated other comprehensive loss - net of taxes	(4,411)	(6,641)
Total shareholders’ equity	531,384	511,836
Total liabilities and shareholders’ equity	$3,983,090	$4,031,654
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$50,686	$28,584
Interest on debt securities	1,524	1,213
Interest on tax-exempted debt securities	305	306
Interest on deposits at other financial institutions	3,803	850
Interest and dividends on other interest-earning assets	507	311
Total interest and dividend income	56,825	31,264
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	11,116	6,770
Interest on time deposits	2,063	3,021
Interest on borrowings	1,391	979
Total interest expense	14,570	10,770
Net interest income	42,255	20,494
Reversal of credit losses	(3,776)	(331)
Net interest income after reversal of credit losses	46,031	20,825
NONINTEREST INCOME
Service charges and fees on deposit accounts	776	362
Interchange and ATM income	410	163
Gain on sale of loans	577	415
Income from bank owned life insurance	463	261
Servicing and related income on loans, net	142	73
Loss on sale and disposal of fixed assets	(1)	—
Other charges and fees	199	139
Total noninterest income	2,566	1,413
NONINTEREST EXPENSE
Salaries and employee benefits	15,864	9,610
Occupancy and equipment	2,152	1,452
Data processing and communications	1,935	1,150
Legal, audit and professional	859	516
Regulatory assessments	722	387
Director and shareholder expenses	404	203
Merger and related expenses	—	549
Intangible asset amortization	948	65
Other real estate owned expenses	68	88
Other expenses	1,968	961
Total noninterest expense	24,920	14,981
Income before income taxes	23,677	7,257
Income tax expense	6,824	2,322
Net income	16,853	4,935
Earnings per share:
Basic	$0.52	$0.27
Diluted	$0.52	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$16,853	$4,935

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale:
Change in net unrealized loss	3,166	(2,385)
Income tax expense (benefit):
Change in net unrealized loss	936	(705)
Total other comprehensive income (loss), net of tax	2,230	(1,680)
Total comprehensive income (loss), net of tax	$19,083	$3,255

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended March 31, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	1,480	—	—	1,480
Stock options exercised	5,138	40	—	—	40
Restricted stock units vested	197,948	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(66,881)	(1,055)	—	—	(1,055)
Net income	—	—	16,853	—	16,853
Other comprehensive income	—	—	—	2,230	2,230
Balance at March 31, 2025	32,402,140	$442,934	$92,861	$(4,411)	$531,384

Three months ended March 31, 2024:
Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
Stock-based compensation	—	895	—	—	895
Stock options exercised	81,400	706	—	—	706
Restricted stock units vested	110,084	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(33,421)	(509)	—	—	(509)
Net income	—	—	4,935	—	4,935
Other comprehensive loss	—	—	—	(1,680)	(1,680)
Balance at March 31, 2024	18,527,178	$223,128	$75,510	$(6,139)	$292,499

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$16,853	$4,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	546	370
Intangible asset amortization	948	65
Amortization of (discounts) premiums of debt securities	(218)	(127)
Gain on sale of loans	(577)	(415)
Loss on sale and disposal of fixed assets	1	—
Loans originated for sale	(8,955)	(1,777)
Proceeds from sales of and principal collected on loans held for sale	9,569	6,778
Reversal of credit losses	(3,776)	(331)
Deferred income tax expense	5,566	1,638
Stock-based compensation	1,480	895
Increase in cash surrender value of bank owned life insurance	(231)	(261)
Accretion of net discounts and deferred loan fees	(6,120)	(603)
Net decrease in other items	(8,103)	(3,114)
Net cash provided by operating activities	6,983	8,053

INVESTING ACTIVITIES
Proceeds from maturities and paydowns of debt securities available for sale	13,878	2,941
Purchases of debt securities available for sale	—	(2,041)
Net change in stock investments	241	96
Net repayment (funding) of loans	87,321	61,609
Purchases of premises and equipment	(105)	(89)
Net cash provided by investing activities	101,335	62,516

FINANCING ACTIVITIES
Net decrease in deposits	(56,224)	(13,017)
Repayment of Federal Home Loan Bank advances	—	(58,000)
Proceeds from exercise of stock options	40	706
Repurchase of common shares	(1,055)	(509)
Net cash used in financing activities	(57,239)	(70,820)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended March 31, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net change in cash and cash equivalents	51,079	(251)
Cash and cash equivalents at beginning of period	388,162	86,793
Cash and cash equivalents at end of period	$439,241	$86,542

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,965	$9,593
Taxes paid	—	—
Lease liability arising from obtaining right-of-use assets	—	—
Loans transferred to loans held for sale	—	—
Loans transferred to other real estate owned	—	13,004

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
California BanCorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby the Bank became a wholly-owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010, and to California Bank of Commerce, N.A. on July 31, 2024. The Bank has a wholly-owned subsidiary, BCAL OREO1, LLC, which was formed on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 14 branch offices serving California. Many of the banking offices have been acquired through a number of acquisitions. The Company's common stock trades on the Nasdaq Capital Market under the symbol "BCAL".
Merger with California BanCorp
On January 30, 2024, the Company announced the execution of a definitive merger agreement with the CALB, the holding company for California Bank of Commerce, pursuant to which CALB would merge into the Company in an all-stock merger. The Merger received all required regulatory approvals on May 13, 2024, shareholder approvals on July 17, 2024 and closed on July 31, 2024. Refer to Note 2 - Business Combinations for additional information. The Company retained the banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Operating Segments
We operate one reportable segment — commercial banking. The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Company’s chief operating decision maker (“CODM”) is a role shared by four executive officers, the Executive Chairman, Chief Executive Officer, President, and Chief Financial Officer. The Company’s CODM monitors revenue streams and other information regarding the products and services offered through the Company’s banking operations. The information provided to the CODM is presented on an aggregated single segment level basis, which is consistent with the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and comparing budgeted to actual results in assessing operating results and in allocating resources, with profitability only determined at a single segment level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis, coupled with the monitoring of budgeted to actual results, is used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues from the Company's operations. Interest expense, provisions for credit losses, salaries and benefits, and occupancy expenses represent the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying consolidated statements of income presented in this Quarterly Report on Form 10-Q. All of the Company’s operations are domestic. The Company’s assets are reflected in the accompanying consolidated balance sheet as “total assets.”

Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to require, among other things, that a public entity that has a single reportable segment provide enhanced disclosures about significant segment expenses. Significant expense categories are derived from expenses that are (1) regularly reported to an entity’s CODM, and (2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between (1) segment revenue less significant segment expenses, and (2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The adoption of ASU 2023-07 did not have a significant impact on the consolidated financial statements.
On January 1, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. This standard addresses requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. This ASU is intended to improve the transparency of tax disclosures by requiring (1)

consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction, in addition to certain other amendments intended to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.
Significant Accounting Policies
The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation and is updated each period to reflect management’s expectations of current expected credit losses (“CECL”) as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the provision for (reversal of) credit losses in the consolidated statements of operations. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
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
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. The Company acquired consumer solar loans from the Merger. These loans were originated and serviced by unaffiliated third parties. The remaining average term ranges from 6 to 23 years. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.
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
PCD loans are those loans or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for (reversal of) credit losses.
Non-PCD loans are those loans for which there was no evidence of a more-than-insignificant credit deterioration at their acquisition date. Acquired non‑PCD loans, together with originated loans held for investment that share similar risk characteristics, are pooled into segments together. Upon the purchase or acquisition of non-PCD loans, the Company measures and records an ACL based on the Company’s methodology for determining the ACL for its originated loans held for investment. The ACL for non-PCD loans is recorded through a charge to the provision for (reversal of) credit losses in the period in which the loans were purchased or acquired.
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

Loan Modifications, Refinancings and Restructurings
Prior to the adoption of ASU 2022-02, a loan was classified as a troubled debt restructuring (“TDR”) when the Company granted a concession to a borrower experiencing financial difficulties that it otherwise would not consider under its normal lending policies under ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, having issues continuing as a going concern, insufficient cash flow to service all debt service requirements, inability to obtain funds from other sources at a market rate for similar debt to non-troubled borrowers, and currently classified as substandard loans that are categorized as having well-defined weaknesses.
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

Recent Accounting Guidance Not Yet Effective
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements–Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company: 1. Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows; 2. Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements; 3. Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation; 4. Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and 5. Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-

average interest rate on outstanding short-term borrowings. For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU No. 2024-03, Income Statement– Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income– Expense Disaggregation Disclosures– Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

California BanCorp Merger

On July 31, 2024 (the “Merger Date”), the Company completed its merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expanded the Company’s footprint into Northern California and provides an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained the banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in the Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the acquired assets and assumed liabilities of CALB were recorded at their respective fair values on the the Merger Date with certain exceptions. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. The valuation of acquired loans, may also change as additional information for certain loans is obtained subsequent to acquisition. These changes could differ materially from what is presented below.
The following table represents the allocation of the purchase consideration to the preliminary fair value of assets acquired and liabilities assumed of CALB, subject to finalization, as of July 31, 2024, as adjusted:

(dollars in thousands)		Fair Value
Assets acquired:
Cash and cash equivalents		$336,298
Debt securities, available-for-sale		42,560
Loans held for investment		1,359,040
Allowance for credit losses - PCD loans		(11,216)
Restricted stock		6,328
Other equity securities		6,278
Premises and equipment		1,670
Operating lease right-of-use asset		7,743
Prepaid expenses		876
Deferred taxes, net		30,656
Bank owned life insurance		26,338
Trade name		300
Core deposit intangible		22,653
Other assets		35,199
Total assets acquired		1,864,723

Liabilities assumed:
Deposits		1,642,938
Borrowings		50,832
Operating lease liabilities		9,033
Other liabilities		19,259
Total liabilities assumed		1,722,062
Net assets acquired		$142,661

Purchase consideration:
Outstanding shares of CALB, July 31, 2024	8,488,829
Restricted stock units vested fully at merger closing(1)	77,436
Shares of CALB common stock exchanged	8,566,265
Exchange ratio	1.590
Shares of BCAL common stock issued to CALB shareholders at closing, before fractional shares	13,620,361
Less: fractional shares	(147)
Shares of BCAL common stock issued to CBC shareholders at closing	13,620,214
BCAL closing price per share, July 31, 2024	$15.79
Fair value of common shares issued and exchanged		$215,063
Less: fair value of accelerated restricted stock units attributable to post-combination vesting(2)(3)		(1,119)
Fair value of common shares issued and exchanged attributable to purchase consideration		213,944
Cash paid for outstanding stock options(4)		1,431
Cash paid for fractional shares		2
Restricted stock consideration(5)		1,261
Total purchase consideration		216,638
Goodwill recognized		$73,977

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
The following table presents the composition of PCD loans as of the acquisition date:

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

NOTE 3 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Taxable municipals	$553	$—	$(76)	$477

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Tax exempt bank-qualified municipals	52,641	—	(5,789)	46,852
	$53,194	$—	$(5,865)	$47,329

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$81,019	$300	$(3,421)	$77,898
SBA securities	4,689	6	(80)	4,615
U.S. Treasury	7,677	3	(261)	7,419
U.S. Agency	2,000	—	(272)	1,728
Collateralized mortgage obligations	40,633	135	(2,581)	38,187
Taxable municipals	1,007	—	(89)	918
Tax exempt bank-qualified municipals	830	—	(2)	828
	$137,855	$444	$(6,706)	$131,593

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

During the three months ended March 31, 2025 and 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $914 thousand and $879 thousand at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

At March 31, 2025, available-for-sale debt securities with an amortized cost of $3.0 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.2 million were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $10.4 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of March 31, 2025 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2025
Due in one year or less	$—	$—	$8,668	$8,645
Due after one year through five years	—	—	12,583	11,700
Due after five years through ten years	28,023	25,426	14,006	12,791
Due after ten years	25,171	21,903	102,598	98,457
	$53,194	$47,329	$137,855	$131,593
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three months ended March 31, 2025 and 2024.

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
March 31, 2025:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(811)	$45,262	$(2,610)	$20,793	$(3,421)	$66,055
SBA securities	(2)	572	(78)	2,773	(80)	3,345
U.S. Treasury	—	—	(261)	2,434	(261)	2,434
U.S. Agency	—	—	(272)	1,728	(272)	1,728
Collateralized mortgage obligations	(54)	2,650	(2,527)	29,328	(2,581)	31,978
Taxable municipals	—	—	(89)	418	(89)	418
Tax exempt bank-qualified municipals	—	—	(2)	828	(2)	828
	$(867)	$48,484	$(5,839)	$58,302	$(6,706)	$106,786

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
December 31, 2024:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(1,659)	$47,792	$(3,106)	$20,692	$(4,765)	$68,484
SBA securities	(2)	924	(95)	3,011	(97)	3,935
U.S. Treasury	—	—	(315)	2,392	(315)	2,392
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(279)	7,922	(3,684)	28,985	(3,963)	36,907
Taxable municipals	—	—	(98)	409	(98)	409
Tax exempt bank-qualified municipals	—	—	(4)	826	(4)	826
	$(1,940)	$56,638	$(7,632)	$57,985	$(9,572)	$114,623

As of March 31, 2025, the Company had a total of 84 available-for-sale debt securities in a gross unrealized loss position totaling $6.7 million, including 64 securities with total gross unrealized losses of $5.8 million that had been in a continual loss position for twelve months and longer. As of December 31, 2024, the Company had a total of 89 available-for-sale debt securities in a gross unrealized loss position totaling $9.6 million, including 64 securities with total gross unrealized losses of $7.6 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At March 31, 2025, the Company had a net unrealized loss on available-for-sale debt securities of $6.3 million, or $4.4 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.4 million, or $6.6 million net of tax in accumulated other comprehensive loss, at December 31, 2024.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At March 31, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $918 thousand and $828 thousand, respectively. At March 31, 2025, all of these securities were rated AA and above. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. At December 31, 2024, all of these securities were rated AA and above.
At March 31, 2025, 61 held-to-maturity debt securities with fair values totaling $47.3 million had gross unrealized losses totaling $5.9 million, compared to 61 held-to-maturity debt securities with fair values totaling $47.8 million had gross unrealized losses totaling $5.5 million at December 31, 2024. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At March 31, 2025 and December 31, 2024, fair values of held-to-maturity debt securities rated AA and above totaled $44.2 million and $44.7 million, respectively and those rated AA- totaled $3.1 million and $3.2 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at March 31, 2025 and 2024 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three months ended March 31, 2025 and 2024.

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
The table below summarizes the Company’s restricted stock investments at March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Federal Reserve Bank	$15,540	$15,524
Federal Home Loan Bank	15,305	15,305
	$30,845	$30,829

During the three months ended March 31, 2025, the Company purchased $16.0 thousand of Federal Reserve stock, and there were no purchases of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both March 31, 2025 and December 31, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three months ended March 31, 2025 and 2024, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At March 31, 2025 and December 31, 2024, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $7.1 million and $7.1 million, respectively. Total unfunded capital commitments for these investments were $4.0 million at March 31, 2025. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three months ended March 31, 2025, the Company received $68 thousand of net capital distributions from these equity investments. During the three months ended March 31, 2024, the Company received $73 thousand of net capital distributions related to these equity investments. At March 31, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three months ended March 31, 2025 and 2024, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At March 31, 2025 and December 31, 2024, the net amortized balance of these investments was $5.6 million and $5.7 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $1.7 million and $1.8 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Proportional amortization	$306	$36
Tax credits	253	49
Contributions	114	—

At March 31, 2025 and December 31, 2024, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within the California market effective July 31, 2024. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 77% and 77% of total loans at March 31, 2025 and December 31, 2024, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at March 31, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Construction and land development	$221,437	$227,325
Real estate - other:
1-4 family residential	157,442	164,401
Multifamily residential	237,896	243,993
Commercial real estate and other	1,755,962	1,767,727
Commercial and industrial	672,468	710,970
Consumer	23,569	24,749
Loans held for investment (1)	3,068,774	3,139,165
Allowance for credit losses	(45,839)	(50,540)
Loans held for investment, net	$3,022,935	$3,088,625
(1)Loans held for investment includes net unearned fees of $1.7 million and $1.8 million and net unearned discounts on acquired loans of $51.3 million and $58.5 million at March 31, 2025 and December 31, 2024, respectively. The Company recognized $5.7 million and $61 thousand in interest accretion for acquired loans for the three months ended March 31, 2025 and 2024, respectively.

The Company has pledged $2.18 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.33 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $363.0 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of March 31, 2025. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At March 31, 2025, the Company had loans held for sale totaling $4.6 million, consisting of SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million C&I loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At March 31, 2025 and December 31, 2024, the fair value of loans held for sale totaled $4.9 million and $17.9 million, respectively.

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

The risk category of loans by class of loans and origination year as of March 31, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
Construction and land development
Pass	$27	$35,329	$31,371	$72,500	$39,617	$2,668	$9,858	$—	$191,370
Special mention	—	—	—	—	—	13,660	—	—	13,660
Substandard	—	—	—	14,659	—	1,748	—	—	16,407
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	27	35,329	31,371	87,159	39,617	18,076	9,858	—	221,437
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	—	19,045	15,527	33,535	17,805	23,898	41,896	3,023	154,729
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,713	—	—	—	—	2,713
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	—	19,045	15,527	36,248	17,805	23,898	41,896	3,023	157,442
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	5,478	15,997	11,073	71,793	88,747	41,795	—	—	234,883
Special mention	—	—	—	—	—	3,013	—	—	3,013
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	5,478	15,997	11,073	71,793	88,747	44,808	—	—	237,896
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	15,256	119,152	85,876	435,705	394,847	542,084	79,472	15,868	1,688,260
Special mention	—	—	175	15,283	11,222	8,925	6,199	—	41,804
Substandard	—	701	7,385	194	4,441	13,177	—	—	25,898
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	15,256	119,853	93,436	451,182	410,510	564,186	85,671	15,868	1,755,962
YTD gross charge-offs	—	—	—	—	1,654	—	—	—	1,654
Commercial and industrial
Pass	30,780	52,284	36,036	69,156	24,375	72,781	303,841	809	590,062
Special mention	—	222	43	—	24	1,173	9,510	4,972	15,944
Substandard	—	116	1,133	21,675	2,730	2,652	38,156	—	66,462
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	30,780	52,622	37,212	90,831	27,129	76,606	351,507	5,781	672,468
YTD gross charge-offs	—	—	91	—	—	1,141	—	—	1,232
Consumer
Pass	152	371	—	929	21,654	67	90	—	23,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	306	—	—	—	306
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	152	371	—	929	21,960	67	90	—	23,569
YTD gross charge-offs	$—	$—	$—	$—	$273	$—	$—	$—	$273

Total by risk rating:
Pass	$51,693	$242,178	$179,883	$683,618	$587,045	$683,293	$435,157	$19,700	$2,882,567

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
Special mention	—	222	218	15,283	11,246	26,771	15,709	4,972	74,421
Substandard	—	817	8,518	39,241	7,477	17,577	38,156	—	111,786
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$51,693	$243,217	$188,619	$738,142	$605,768	$727,641	$489,022	$24,672	$3,068,774
YTD gross charge-offs	$—	$—	$91	$—	$1,927	$1,141	$—	$—	$3,159

The risk category of loans by class of loans and origination year as of December 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Construction and land development
Pass	$25,812	$25,857	$84,638	$47,687	$7,297	$2,328	$9,865	$—	$203,484
Special mention	—	—	—	—	12,431	—	—	—	12,431
Substandard	—	—	9,659	—	1,669	82	—	—	11,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,812	25,857	94,297	47,687	21,397	2,410	9,865	—	227,325
YTD gross charge-offs	—	—	967	—	—	—	—	—	967
Real estate - other:
1-4 family residential
Pass	20,297	15,581	33,660	17,902	6,683	18,628	44,286	—	157,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,895	—	—	—	4,469	—	7,364
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,297	15,581	36,555	17,902	6,683	18,628	48,755	—	164,401
YTD gross charge-offs	—	—	—	—	—	—	1	—	1
Multifamily residential
Pass	15,998	11,087	85,834	84,671	5,107	37,510	—	—	240,207
Special mention	—	—	—	—	—	3,786	—	—	3,786
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,998	11,087	85,834	84,671	5,107	41,296	—	—	243,993
YTD gross charge-offs	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other
Pass	111,911	86,261	454,470	399,393	100,110	453,301	104,456	148	1,710,050

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Special mention	—	9,568	2,583	11,268	2,264	9,848	—	495	36,026
Substandard	—	—	—	11,551	—	10,100	—	—	21,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	111,911	95,829	457,053	422,212	102,374	473,249	104,456	643	1,767,727
YTD gross charge-offs	—	—	51	—	—	—	—	—	51
Commercial and industrial
Pass	55,350	39,484	91,049	38,303	14,663	63,973	314,284	—	617,106
Special mention	307	46	1,403	1,322	230	1,920	11,868	—	17,096
Substandard	120	1,286	20,859	2,890	—	3,543	48,070	—	76,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	55,777	40,816	113,311	42,515	14,893	69,436	374,222	—	710,970
YTD gross charge-offs	—	37	24	—	—	—	—	—	61
Consumer
Pass	692	—	1,019	22,340	81	6	206	—	24,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	405	—	—	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	692	—	1,019	22,745	81	6	206	—	24,749
YTD gross charge-offs	$—	$—	$—	$238	$—	$—	$—	$—	$238

Total by risk rating:
Pass	$230,060	$178,270	$750,670	$610,296	$133,941	$575,746	$473,097	$148	$2,952,228
Special mention	307	9,614	3,986	12,590	14,925	15,554	11,868	495	69,339
Substandard	120	1,286	33,413	14,846	1,669	13,725	52,539	—	117,598
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$230,487	$189,170	$788,069	$637,732	$150,535	$605,025	$537,504	$643	$3,139,165
YTD gross charge-offs	$—	$37	$2,498	$238	$—	$—	$1	$—	$2,774

Past Due and Nonaccrual Loans
A summary of past due loans as of March 31, 2025 and December 31, 2024 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2025
Construction and land development	$—	$—	$—	$—	$14,659	$206,778	$221,437
Real estate - other:
1-4 family residential	—	—	—	—	—	157,442	157,442
Multifamily residential	—	—	—	—	—	237,896	237,896
Commercial real estate and other	4,569	—	—	4,569	1,763	1,749,630	1,755,962
Commercial and industrial	309	—	—	309	6,358	665,801	672,468
Consumer	41	184	45	270	—	23,299	23,569
	$4,919	$184	$45	$5,148	$22,780	$3,040,846	$3,068,774

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659	$213,562	$227,325
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895	156,997	164,401
Multifamily residential	—	—	—	—	—	243,993	243,993
Commercial real estate and other	195	—	—	195	8,915	1,758,617	1,767,727
Commercial and industrial	1,866	1,113	—	2,979	4,917	703,074	710,970
Consumer	69	226	150	445	—	24,304	24,749
	$6,274	$5,808	$150	$12,232	$26,386	$3,100,547	$3,139,165

The Company had $45 thousand and $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at March 31, 2025 and December 31, 2024, respectively.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of March 31, 2025 and December 31, 2024 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
March 31, 2025
Construction and land development	$14,659	$—	$—	$—	$14,659	$14,659
Real estate - other:
1-4 family residential	—	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	1,763	170	—	—	1,763	83
Commercial and industrial	4,685	769	1,673	659	6,358	348
Consumer	—	—	—	—	—	—
Total	$21,107	$939	$1,673	$659	$22,780	$15,090

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2024
Construction and land development	$9,659	$—	$—	$—	$9,659	$9,659
Real estate - other:
1-4 family residential	2,895	—	—	—	2,895	2,895
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	8,915	820	—	—	8,915	—
Commercial and industrial	4,809	675	108	—	4,917	108
Consumer	—	—	—	—	—	—
Total	$26,278	$1,495	$108	$—	$26,386	$12,662

Modified Loans to Borrowers Experiencing Financial Difficulty

The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025. There were no loans that were modified during the three months ended March 31, 2024.

	Three Months Ended 03/31/2025
(dollars in thousands)	Term Extension	Total	Total as a % of Loan Class
Construction and land development	$1,669	$1,669	0.8%
Commercial and industrial	348	348	0.1%
Total	$2,017	$2,017	0.1%

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025. There were no loans that were modified during the three months ended March 31, 2024.

Three Months Ended 03/31/2025
(dollars in thousands)	Weighted-Average Term Extension (in Months)
Construction and land development	6
Commercial and industrial	9

The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended March 31, 2025. There were no loans that were modified during the twelve month period ended March 31, 2024.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
Construction and land development	$—	$—	$—	$—	$—	$1,669	$1,669
Commercial and industrial	—	—	—	—	3,743	14,514	18,257
	$—	$—	$—	$—	$3,743	$16,183	$19,926

During the three months ended March 31, 2025, defaults of loans that had been modified within the last 12 months were $358 thousand. During the three months ended March 31, 2024, there were no defaults of loans that had been modified within the last 12 months.

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

A summary of collateral dependent loans by collateral type as of March 31, 2025 and December 31, 2024 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
March 31, 2025
Construction and land development	$—	$14,659	$—
Real estate - other:
1-4 family residential	—	—	—
Commercial real estate and other	—	1,763	—
Commercial and industrial	1,391	—	3,294
	$1,391	$16,422	$3,294

December 31, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	8,915	—	—
Commercial and industrial	1,402		3,407
	$10,317	$12,554	$3,407

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
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through February 2025 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the second week of March 2025. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee meeting were also considered by the Company when determining the scenario weighting. At March 31, 2025, modest adjustments were made to the Moody’s March 2025 U.S. baseline forecast based on a reassessment of policy actions, new data and market movements. Real GDP growth is expected to weaken starting in the second quarter of 2025 through first quarter of 2026 and slowly rebounded starting in the second quarter of 2026. Moody’s economic forecast assumed a 25 basis point interest rate cut in both September and December of 2025. The underlying assumptions in the Moody’s baseline economic forecasts remained consistent in the expectation that the Federal Reserve is expected to gradually reduce the policy rate to its neutral level of 3% by late 2026.
Moody's updated its baseline forecast, decreasing the real GDP projection from the previous quarter's estimate, bringing it to an annual average of 1.9% for 2025. Growth in 2025 was revised downward by 0.3% from 2.2%. For 2026, the national GDP was forecasted to be slightly higher at 1.7%. The Conference Board’s forecast for 2025 GDP is now 2.0%, down from 2.7% previously and in line with Moody’s Baseline scenario of 1.9%. The Conference Board’s 2026 GDP forecast of 1.6% compares to Moody’s 2026 Baseline forecast of 1.7%. The upward revision is now in line with Moody’s Baseline scenario while the Federal Reserve members median projection for GDP growth was 1.7% and 1.8% for 2025 and 2026, respectively.

Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 1.6% in 2025, and rebounding to 1.8% in 2026. The report forecasts 2025 unemployment at 4.9%, and falling to 4.8% in 2026. Beacon Economics also forecasted the California unemployment rate falling to 5.1% from the second quarter of 2025 to the first quarter of 2026.
Moody’s downside scenario forecasted the economy to fall into a mild recession starting in the second quarter of 2025. The decline lasts for three quarters, and the peak-to-trough decline in real GDP is 1.0%. Despite the recession in the second quarter of 2025, rising inflation causes the Fed to raise the fed funds rate. It resumes easing in the third quarter of 2025 as the recession persists, and the Fed funds rate falls below the baseline at that point. The weakening in the economy causes the unemployment rate to rise in the first quarter of 2025. Moody’s downside scenario forecasted for California suggested the state unemployment rate would reach 7.91% in the first quarter of 2026 from the weakening economy. The outlook for GSP growth rate was adjusted lower at the near term in baseline and downside scenario. The other economic forecasts used in the ACL calculation were revised higher in the near term in baseline and downside scenario. These varied changes in key economic forecasts for California are expected to have a mixed impact on the Company's ACL.
Based on the above reviews and analyses, the Company decided to keep using the two probability-weighted scenario forecasts. The recommended weightings are based on the Federal Open Market Committee (“FOMC”) lowering the Fed funds rate by 100 basis points since its September 2024 meeting, inflation trending lower, strong recent jobs reports and increasing GDP forecasts suggesting more positive growth in the coming quarters. The Company opts to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty and an inflation level that is still considerably above the Fed’s 2.0% target rate, it is prudent to assign a weighting to a downside scenario (S2) that considered the potential for rising inflation. Inflation is the most difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it.. A new presidential administration promised a change in U.S. economic policy, the effects of which are unknown and may potentially lead to higher inflation, as could other domestic and geopolitical developments. Incorporating the S2 scenario in our ACL model would expect to provide a hedge against the potential for increasing inflation in an uncertain economic environment.
During the first quarter of 2025, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight increase in prepayment rates and slight decrease in curtailment rates from the fourth quarter of 2024 primarily due to higher payoffs and lower paydowns.
Accrued interest receivable on loans, totaled $10.1 million and $11.7 million at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a reversal of credit losses for unfunded loan commitments of $618 thousand for the three months ended March 31, 2025. There was a $17 thousand reversal of credit losses for unfunded loan commitments for the three months ended March 31, 2024. The reversal of credit losses for unfunded loan commitments is included in reversal of credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $2.5 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Allowance for loan losses (ALL)
Balance, beginning of period	$50,540	$22,569
Reversal of loan losses	(3,158)	(314)
Charge-offs	(3,159)	(1)
Recoveries	1,616	—
Net charge-offs	(1,543)	(1)
Balance, end of period	$45,839	$22,254
Reserve for unfunded loan commitments
Balance, beginning of period	$3,103	$933
Reversal of credit losses for unfunded loan commitments	(618)	(17)
Balance, end of period	2,485	916
Allowance for credit losses, end of period	$48,324	$23,170

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended March 31, 2025
Beginning of period	$1,953	$29,398	$18,056	$1,133	$50,540
(Reversal of) provision for loan losses	(249)	(818)	(2,273)	182	(3,158)
Charge-offs	—	(1,654)	(1,232)	(273)	(3,159)
Recoveries	—	3	1,613	—	1,616
Net charge-offs	—	(1,651)	381	(273)	(1,543)
End of period	$1,704	$26,929	$16,164	$1,042	$45,839
Three Months Ended March 31, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Provision for (reversal of) loan losses	101	293	(704)	(4)	(314)
Charge-offs	—	(1)	—	—	(1)
Recoveries	—	—	—	—	—
Net charge-offs	—	(1)	—	—	(1)
End of period	$2,133	$16,572	$3,538	$11	$22,254

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $4.1 million of foreclosed assets at March 31, 2025 and December 31, 2024.

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $145.5 million and $138.0 million at March 31, 2025 and December 31, 2024, respectively. This includes SBA loans serviced for others of $38.9 million and $33.2 million at March 31, 2025, and December 31, 2024, for which there was a related servicing asset of $452 thousand and $344 thousand, respectively.
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
A summary of changes in the SBA servicing asset for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$344	$546
Additions	164	109
Amortization (1)	(56)	(31)
Balance, end of period	$452	$624
(1) Amortization included accelerated amortization of $29 thousand and $10 thousand for the three months ended March 31, 2025 and 2024, respectively.
SBA 7(a) loans sold during the three months ended March 31, 2025 totaled $9.0 million resulting in total gains on sale of SBA loans of $577 thousand. SBA 7(a) loans sold during the three months ended March 31, 2024 totaled $6.3 million resulting in total gains on sale of SBA loans of $415 thousand.
The fair value of the servicing asset approximated the carrying value at March 31, 2025 and December 31, 2024. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2025 and December 31, 2024 included:

(dollars in thousands)	March 31, 2025	December 31, 2024
Discount rate:
Range	5.8% – 21.0%	5.8% – 23.3%
Weighted average	12.7%	14.3%
Prepayment speed:
Range	13.5% – 38.4%	12.9% – 40.2%
Weighted average	19.6%	20.5%
The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of operations, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Contractually specified fees	$90	$92
Amortization	(56)	(31)
Net servicing fees	$34	$61
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $111.8 million at March 31, 2025 and December 31, 2024. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2024, and as a result of that assessment had determined that there has been no impairment to goodwill. There were no triggering events during the first quarter of 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of March 31, 2025.
The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$111,787	$37,803
Adjustments to goodwill(1)	(7)	—
Balance, end of period	$111,780	$37,803
(1)During the three months ended March 31, 2025, the goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired from the CALB merger, offset by CALB state net operating losses that cannot be utilized post-merger.
Core deposit intangibles are amortized over remaining periods of 3.8 to 9.3 years. Trade name is amortized over a remaining period of 1.3 years. As of March 31, 2025, the weighted-average remaining amortization period for intangible assets was approximately 9.1 years.
The Company performs the annual impairment analysis for the intangibles assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual intangible assets impairment test performed at November 30, 2024 and therefore, believes that there was no impairment as of

March 31, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross balance, beginning of period	$27,138	$4,185
Additions	—	—
Gross balance, end of period	$27,138	$4,185

Accumulated amortization:
Balance, beginning of period	$(4,867)	$(2,990)
Amortization	(948)	(65)
Balance, end of period	(5,815)	(3,055)
Intangible assets, net, end of period	$21,323	$1,130

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2025	$2,844
2026	3,138
2027	2,761
2028	2,465
2029	2,160
Thereafter	7,955
$21,323

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
As of March 31, 2025, reciprocal deposits increased to $763.6 million, representing 22.8% of total deposits and 22.6% of Bank’s total liabilities, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, of which $98.4 million was in ICS, $306.6 million in R&T and $37.7 million in CDARS.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $83.0 million and $80.6 million as of March 31, 2025 and December 31, 2024, respectively. Brokered time deposits totaled $13.8 million and $121.1 million as of March 31, 2025 and December 31, 2024, respectively.

The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of March 31, 2025 and December 31, 2024, total collateralized deposits, including the deposits of State of California and their public agencies, were $27.1 million and $25.1 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At March 31, 2025, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2025	$164,804
2026	17,217
2027	112
2028	135
2029 and thereafter	126
$182,394

NOTE 8 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of March 31, 2025 and December 31, 2024 follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
FHLB advances	$—	$—
Subordinated notes	70,308	69,725
Total borrowings	$70,308	$69,725
Federal Home Loan Bank Secured Line of Credit
At March 31, 2025, the Company had a secured line of credit of $734.8 million from the FHLB, of which $687.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2025, the Company had pledged $2.18 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.33 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at March 31, 2025, the Company used $47.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at March 31, 2025 and December 31, 2024.
Federal Reserve Bank Secured Line of Credit
At March 31, 2025, the Company had credit availability of $353.0 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2025, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.2 million as collateral, and qualifying loans with an unpaid principal balance of $363.0 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $3.0 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at March 31, 2025 and December 31, 2024.

Federal Funds Unsecured Lines of Credit
At March 31, 2025, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2025 and December 31, 2024.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2025 and December 31, 2024, were $16 thousand and $40 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense is recorded in interest expense in the consolidated statements of operations. At March 31, 2025, the Company was in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At March 31, 2025 and December 31, 2024, the net unamortized fair value discount was $340 thousand and $509 thousand, respectively, The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2025, the Company was in compliance with all covenants and terms of these notes.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At March 31, 2025 and December 31, 2024, the net unamortized fair value discount was $2.3 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2025, the Company was in compliance with all covenants and terms of these notes.

NOTE 9 - SHAREHOLDERS’ EQUITY
Common Stock Repurchase Plan
On June 14, 2023, the Company announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding shares. On May 1, 2025 the Company announced an increase in the number of shares authorized for repurchase to 1,600,000 shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.

There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2025.

During the third quarter of 2024, the Company issued 13,579,454 shares of common stock, including net shares for the settlement of accelerated restricted stock units, in connection with the Merger (refer to Note 2 - Business Combinations for additional information)

NOTE 10 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2025	2024
Net income	$16,853	$4,935

Weighted average common shares outstanding - basic	32,318,809	18,426,848
Dilutive effect of outstanding:
Stock options and unvested stock grants	379,418	374,868
Weighted average common shares outstanding - diluted	32,698,227	18,801,716

Earnings per common share - basic	$0.52	$0.27
Earnings per common share - diluted	$0.52	$0.26

For the three months ended March 31, 2025 and 2024, there were 60,266 and 1,191, respectively, restricted stock units that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 11 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$27,734	$5,928
New credit granted	—	—
Repayments	(967)	(615)
Balance, end of period	$26,767	$5,313
Directors and related interests deposits at March 31, 2025 and December 31, 2024, amounted to approximately $64.7 million and $62.9 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three months ended March 31, 2025 and 2024 was $11 thousand and $11 thousand, respectively, and future minimum lease payments under the lease were $96 thousand and $107 thousand, respectively as of March 31, 2025 and December 31, 2024.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At March 31, 2025 and December 31, 2024, total capital contributions made to this investment were $1.2 million and $1.2 million, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$886,049	$925,076
Letters of credit issued to customers	21,453	16,147
Commitments to contribute capital to other equity investments	5,721	5,914
	$913,223	$947,137
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three months ended March 31, 2025 and 2024 was $247 thousand and $81 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
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
At March 31, 2025, the maximum number of shares under the 2019 Plan was 3,400,000.
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
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.Under the terms of the 2019 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
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
For the three months ended March 31, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million. For the three months ended March 31, 2024, total stock-based compensation cost related to stock options and restricted stock units was $895 thousand.
Stock Options
As of March 31, 2025, there was $17 thousand of total unrecognized compensation cost related to the outstanding stock options. There were 5,138 stock options exercised with the intrinsic value of $40 thousand during the three months ended March 31, 2025, and 81,400 stock options exercised with the intrinsic value of $558 thousand during the three months ended March 31, 2024. There were no related tax expense for non-qualified stock option exercised for the three months ended March 31, 2025. Related tax expense for non-qualified stock option exercised were approximately $26 thousand for the three months ended March 31, 2024.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2025 and 2024.

A summary of changes in outstanding stock options during the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended
	March 31, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	136,888	$9.64
Granted	—	$—
Exercised	(5,138)	$7.81
Expired	—	$—
Forfeited	—	$—
Outstanding at end of period	131,750	$9.71	2.6	$609
Options exercisable	128,650	$9.68	2.5	$599

	Three Months Ended
	March 31, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	272,813	$9.30
Granted	—	$—
Exercised	(81,400)	$8.68
Forfeited	(15,300)	$10.75
Outstanding at end of period	175,363	$9.48	3.3	$953
Options exercisable	169,163	$9.43	3.2	$926

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three months ended March 31, 2025 and 2024 is presented below:

	Three Months Ended
	March 31, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,048,899	$14.73
Granted	131,263	$15.94
Vested	(197,948)	$15.79
Forfeited	(5,166)	$15.81
Unvested at end of period	977,048	$14.65

	Three Months Ended
	March 31, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	637,899	$13.11
Granted	168,035	$15.25
Vested	(110,084)	$16.14
Forfeited	(4,839)	$15.50
Unvested at end of period	691,011	$13.13

As of March 31, 2025, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of March 31, 2025, there was $11.3 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 3.0 years. The total unrecognized compensation expense included $1.7 million related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 3.3 years. The total grant date fair value of restricted stock units vested was $3.1 million for the three months ended March 31, 2025, and $1.8 million for the three months ended March 31, 2024. Related tax expenses were approximately $5 thousand for the three months ended March 31, 2025, and approximately $53 thousand for the three months ended March 31, 2024.
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
A bank holding company and bank considered to be “adequately capitalized” is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. A holding company and bank considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of March 31, 2025 and December 31, 2024, the Company and the Bank exceeded the minimums necessary to qualify as “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5%, respectively, at March 31, 2025. At March 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Company’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$514,076	14.53%	$283,126	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	403,726	11.41%	212,345	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	403,726	11.41%	159,258	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	403,726	10.44%	154,745	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$510,028	14.42%	$282,949	8.0%	$353,686	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	469,986	13.29%	212,212	6.0%	282,949	8.0%
CET1 Capital (to Risk-Weighted Assets)	469,986	13.29%	159,159	4.5%	229,896	6.5%
Tier 1 Capital (to Average Assets)	469,986	12.15%	154,698	4.0%	193,372	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	$385,354	9.53%	$161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%

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
Loans Held for Investment, net: The fair value of loans, which is based on an exit price notion, is generally determined using an income based approach based on discounted cash flow analysis. This approach utilizes the contractual maturity of the loans and market indications of interest rates, prepayment speeds, defaults and credit risk in determining fair value. The fair value for PCD loans incorporated market-based loss rates used to estimate the expected life of loan credit losses. The noncredit discount resulting from the acquired PCD loans was allocated to each individual asset. If an individually evaluated loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. For the fair value of collateral-dependent individually evaluated loans, an asset-based approach is applied to determine the estimated fair values of the underlying collateral based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. New appraisals are conducted in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The estimated fair value hierarchy level and estimated fair value of financial instruments at March 31, 2025 and December 31, 2024, is summarized as follows:

		March 31, 2025		December 31, 2024
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$80,441	$80,441	$60,471	$60,471
Fed funds and interest-bearing balances	Level 1	358,800	358,800	327,691	327,691
Debt securities available for sale	Level 1/2	131,593	131,593	142,001	142,001
Debt securities held to maturity	Level 2	53,194	47,329	53,280	47,823
Loans held for sale	Level 2	4,625	4,898	17,180	17,855
Loans held for investment, net	Level 3	3,022,935	3,010,316	3,088,625	3,080,175
Restricted stock, at cost	Level 2	30,845	30,845	30,829	30,829
Other equity securities	Level 2	7,870	7,870	13,691	13,691
Accrued interest receivable	Level 2	11,390	11,390	12,824	12,824

Financial liabilities:
Deposits	Level 2	3,342,503	3,342,202	3,398,760	3,398,447
Borrowings	Level 2	70,308	71,699	69,725	69,876
Accrued interest payable	Level 2	1,397	1,397	4,342	4,342

Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$77,898	$—	$77,898
SBA securities	—	4,615	—	4,615
U.S. Treasury	7,419	—	—	7,419
U.S. Agency	—	1,728	—	1,728
Collateralized mortgage obligations	—	38,187	—	38,187
Taxable municipals	—	918	—	918
Tax exempt bank-qualified municipals	—	828	—	828
	$7,419	$124,174	$—	$131,593

December 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$83,274	$—	$83,274
SBA securities	—	5,333	—	5,333
U.S. Treasury	12,326	—	—	12,326
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	37,663	—	37,663
Taxable municipals	—	909	—	909
Tax exempt bank-qualified municipals	—	826	—	826
	$12,326	$129,675	$—	$142,001
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At March 31, 2025, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were no partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and no related specific reserves were recorded the during the three months ended March 31, 2025.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024. OREO is presented net of an allowance of $614 thousand as of March 31, 2025 and December 31, 2024. Only individually evaluated collateral-dependent loans with a related specific ACL or a partial charge off are included in the following table for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Collateral dependent loans (1):
Construction and Land	$9,708	$—	$—	$9,708
Total collateral dependent loans	$9,708	$—	$—	$9,708
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083

December 31, 2024
Collateral dependent loans (1):
Construction and Land	$9,708	$—	$—	$9,708
1-4 Family Residential	4,191	—	—	4,191
Commercial real estate and other	14,316	—	—	14,316
Commercial and industrial	6,476	—	—	6,476
	$34,691	$—	$—	$34,691
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of March 31, 2025 and December 31, 2024.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
March 31, 2025
Collateral dependent loans
Construction and Land	$9,708	Fair value of property	Cost to sell	7.50% - 7.50% (7.50%)
Total collateral dependent loans	$9,708
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50% – 7.50% (7.50%)

December 31, 2024
Collateral dependent loans
Construction and Land	$9,708	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
1-4 Family Residential	4,191	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
Commercial real estate and other	14,316	Fair value of property	Discount to appraised values	18.13% – 30.00% (19.70%)
			Costs to sell	7.50% – 7.50% (7.50%)
	14,316
Commercial and industrial	5,582	Fair value of collateral	Discount to appraised values	20.00% – 80.00% (54.04%)
			Costs to sell	7.50% - 7.50% (7.50%)
	894	Fair value of property	Costs to sell	8.00% – 10.00% (8.62%)
	6,476
Total collateral dependent loans	$34,691
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50% – 7.50% (7.50%)
NOTE 16 - SUBSEQUENT EVENTS
On May 1, 2025, the Company announced an increase in the number of shares that may be repurchased pursuant to its previously announced share repurchase program. As a result of this authorization, the Company is authorized to repurchase up to 1,600,000 shares of its common stock pursuant to the share repurchase program (up from the prior authorization of 550,000 shares). Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
The Company also announced that it has elected to redeem the $18 million of 5.50% Fixed-to-Floating Subordinated Notes due 2030, that it issued on May 28, 2020.

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
Overview
California BanCorp is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby California Bank of Commerce, N.A. became the wholly owned subsidiary of the Company. California Bank of Commerce, N.A. has a wholly-owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through our 14 branch offices serving California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”), IntraFi Network Insured Cash Sweep (“ICS”), and Reich & Tang Deposit Solutions (“R&T”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
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
Impact of Changes in Federal Fund Interest Rate on the Economy and Banking Industry
Between March 2022 and September 2023, the Federal Reserve raised interest rates 11 times by an aggregate of 525 basis points, to a range between 5.25% and 5.50%, the highest level in 22 years, in response to an increase in inflation that saw the Consumer Price Index rise to 9.1% in July 2022, which has since moderated to 2.4% in March 2025. At its September 2024 meeting, the Federal Reserve reduced the federal funds interest rate by 50 basis points, followed by two additional 25 basis point reductions in November and December 2024, for a total decrease of 100 basis points in 2024, ending the year in a range of 4.25% to 4.50%.
Concerns regarding a potential recession have moderated with the full year 2024 U.S. GDP reported at 2.8%, slowing to 2.4% in the fourth quarter of 2024, with Moody’s full-year baseline 2025 GDP growth forecast estimate at 1.3%. California’s 2025 GDP is forecast by Moody’s to decrease to 1.6% in 2025. Despite the anticipated slowdown in California, it is still considered to have the fourth largest economy in the world; however, higher interest rates and broader economic headwinds have put a damper on investment, particularly in the near term for the tech industry, which employs 8% of the state’s workforce, as tech payrolls have trended lower over the past year and further layoffs are expected. The U.S. Bureau of Labor Statistics reports California’s March 2025 unemployment rate at 5.3%; it has been in a range between 5.0% and 5.5% since September 2023.
In remarks delivered at the March 2025 U.S. Monetary Policy Forum in New York City Fed Chairman Jerome Powell said that the U.S. economy remains in a good place. However, policymakers are holding steady as they wait for greater clarity on the effects of the Trump administration’s numerous policy changes on the economy; officials are carefully monitoring the effects of the new administration’s policy changes in regard to trade, immigration, fiscal policy, and regulation. Uncertainty around such changes and their likely economic impacts remains high, especially since April 2, 2025, when the Trump administration unveiled a new tariff structure, which drove a correction in the equity markets. Chairman Powell believes that the Fed doesn’t need to move quickly to adjust policy in response yet, but noted the impact of the tariffs may lead to higher inflation and slower growth in the economy. They may also impact financial institutions.
Markets have been volatile lately with the recent changes in tariff policies and given the fluid dynamics of the situation we are reaching out to our clients to assess the potential impact of these changing policies on their businesses.
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
Per the regulatory definition of commercial real estate, at March 31, 2025, our concentration of such loans represented 439% of our total risk-based capital. In addition, at March 31, 2025, total loans secured by commercial real estate under construction and land development represented 43% of our total risk-based capital.

The non-performing loans for these segments per the regulatory definition of commercial real estate loans at March 31, 2025 were $16.4 million and there were $1.7 million charge-offs during the three months ended March 31, 2025. At March 31, 2025, our only OREO, carried at $4.1 million, was from a multifamily nonaccrual loan we foreclosed on in the third quarter of 2024.
Given the nature of our commercial banking business, approximately 47% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2025.
We have a small investment portfolio of high-quality securities. At March 31, 2025, the amortized cost of our held-to-maturity debt securities was $53.2 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $131.6 million, or approximately 3.3% of total assets. The 10-Year Treasury Bond was approximately 4.2% at the end of March 31, 2025. The decreases in the 10-Year Treasury Bond in the first quarter, resulted in a lower net unrealized losses on our debt securities at March 31, 2025. At March 31, 2025, our accumulated other comprehensive loss, net of taxes, decreased to $4.4 million, compared to $6.6 million at December 31, 2024. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $8.5 million at March 31, 2025. The results of our stress testing on our debt security portfolio at March 31, 2025, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $27.5 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
We continue to monitor macroeconomic variables related to changes in interest rates, inflation, and concerns regarding an economic downturn, and its potential effects on our business, customers, employees, communities and markets. The following challenges could have an impact on our business, consolidated financial condition or near- or longer-term consolidated results of operations:

•Slower loan growth and declining deposits;
•Difficulty retaining and attracting deposit relationships;
•Credit quality deterioration of our loan portfolio resulting in additional provision for credit losses and impairment charges;
•Margin pressure in response to changes in interest rates;
•Merger cost savings being less than anticipated;
•Liquidity stresses to maintain sufficient levels of high-quality liquid assets and access to borrowing lines; and
•Potential negative effects of current and future governmental, monetary and fiscal policies, such as the implementation of tariffs and counter-tariffs on future business conditions.

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements included in the 2024 Annual Report on Form 10-K.

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Part I - Financial Information, Item 1 - Financial Statements of this filing.

	Three Months Ended
($ in thousands except share and per share data)	March 31, 2025	December 31, 2024	March 31, 2024
EARNINGS
Net interest income	$42,255	$44,541	$20,494
Reversal of credit losses	$(3,776)	$(3,835)	$(331)
Noninterest income	$2,566	$1,004	$1,413
Noninterest expense	$24,920	$26,125	$14,981
Income tax expense	$6,824	$6,483	$2,322
Net income	$16,853	$16,772	$4,935
Pre-tax pre-provision income(1)	$19,901	$19,420	$6,926
Adjusted pre-tax pre-provision income(1)	$19,901	$20,063	$7,475
Diluted earnings per share	$0.52	$0.51	$0.26
Ending shares outstanding	32,402,140	32,265,935	18,527,178

PERFORMANCE RATIOS
Return on average assets	1.71%	1.60%	0.86%
Adjusted return on average assets(1)	1.71%	1.64%	0.95%
Return on average common equity	13.18%	13.21%	6.85%
Adjusted return on average common equity(1)	13.18%	13.57%	7.61%
Yield on loans	6.61%	6.84%	6.02%
Yield on earning assets	6.26%	6.48%	5.79%
Cost of deposits	1.59%	1.87%	2.05%
Cost of funds	1.72%	1.99%	2.17%
Net interest margin	4.65%	4.61%	3.80%
Efficiency ratio(1)	55.60%	57.36%	68.38%
Adjusted efficiency ratio(1)	55.60%	55.95%	65.88%
Net charge-offs to average loans held-for-investment	(0.20)%	(0.02)%	0.00%

	March 31, 2025	December 31, 2024
CAPITAL
Tangible equity to tangible assets(1)	10.34%	9.69%
Book value (BV) per common share	$16.40	$15.86
Tangible BV per common share(1)	$12.29	$11.71

ASSET QUALITY
Allowance for loan losses (ALL)	$45,839	$50,540
Reserve for unfunded loan commitments	2,485	3,103
Allowance for credit losses (ACL)	$48,324	$53,643
Allowance for loan losses to nonperforming loans	201%	190%
ALL to total loans	1.49%	1.61%
ACL to total loans	1.57%	1.71%
Net charge-offs to average loans held-for-investment	(0.20)%	(0.09)%
30-89 days past due, excluding nonaccrual loans	$5,103	$12,082
Over 90 days past due, excluding nonaccrual loans	$45	$150
Special mention loans	$74,421	$69,339
Special mention loans to total loans held for investment	2.43%	2.21%
Substandard loans	$111,786	$117,598
Substandard loans to total loans held for investment	3.64%	3.75%
Nonperforming loans	$22,825	$26,536
Nonperforming loans to total loans held for investment	0.74%	0.85%
Other real estate owned	$4,083	$4,083
Nonperforming assets	$26,908	$30,619
Nonperforming assets to total assets	0.68%	0.76%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$3,073,399	$3,156,345
Total assets	$3,983,090	$4,031,654
Deposits	$3,342,503	$3,398,760
Loans to deposits	91.9%	92.9%
Shareholders' equity	$531,384	$511,836
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
(3) Adjusted net income is computed by adjusting net income for the tax-effected merger related expense adjustments for the periods indicated.
(4) Average tangible common equity is computed by subtracting average goodwill and average core intangible deposits (“net average intangible assets”), from average shareholders’ equity.
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Efficiency Ratio
Noninterest expense	$24,920	$26,125	$14,981
Less: Merger and related expenses	—	643	549
Adjusted noninterest expense	$24,920	$25,482	$14,432

Net interest income	42,255	44,541	20,494
Noninterest income	2,566	1,004	1,413
Total net interest income and noninterest income	$44,821	$45,545	$21,907
(1) Efficiency ratio (non-GAAP)	55.6%	57.4%	68.4%
(1) Adjusted efficiency ratio (non-GAAP)	55.6%	55.9%	65.9%

Pre-tax Pre-provision Income
Net interest income	$42,255	$44,541	$20,494
Noninterest income	2,566	1,004	1,413
Total net interest income and noninterest income	44,821	45,545	21,907
Less: Noninterest expense	24,920	26,125	14,981
(2) Pre-tax pre-provision income (non-GAAP)	$19,901	$19,420	$6,926
Add: Merger and related expenses	—	643	549
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$19,901	$20,063	$7,475

Return on Average Assets, Equity, and Tangible Equity
Net income	$16,853	$16,772	$4,935
Add: After-tax merger and related expenses (1)	—	453	547
(3) Adjusted net income (non-GAAP)	$16,853	$17,225	$5,482

Average assets	$3,999,509	$4,168,747	$2,309,827
Average shareholders’ equity	518,543	504,909	289,763
Less: Average intangible assets	133,567	135,064	38,964
(4) Average tangible common equity (non-GAAP)	$384,976	$369,845	$250,799

Return on average assets	1.71%	1.60%	0.86%
(5) Adjusted return on average assets (non-GAAP)	1.71%	1.64%	0.95%
Return on average equity	13.18%	13.21%	6.85%
(5) Adjusted return on average equity (non-GAAP)	13.18%	13.57%	7.61%
(6) Return on average tangible common equity (non-GAAP)	17.75%	18.04%	7.91%
(6) Adjusted return on average tangible common equity (non-GAAP)	17.75%	18.53%	8.79%
(1) After-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$531,384	$511,836
Less: Intangible assets	133,103	134,058
(7) Tangible common equity (non-GAAP)	$398,281	$377,778

(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024

Total assets	$3,983,090	$4,031,654
Less: Intangible assets	133,103	134,058
(7) Tangible assets (non-GAAP)	$3,849,987	$3,897,596

Equity to asset ratio	13.34%	12.70%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	10.34%	9.69%
Book value per share	$16.40	$15.86
(9) Tangible book value per share (non-GAAP)	$12.29	$11.71
Shares outstanding	32,402,140	32,265,935

Impact of Merger on Earnings
The comparability of our financial information is affected by the merger with CALB. We completed this Merger on July 31, 2024. This merger has been accounted for using the acquisition method of accounting and, accordingly, CALB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2024. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Results of Operations
Net Income
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
Net income for the three months ended March 31, 2025 was $16.9 million, or $0.52 per diluted share, compared to $16.8 million or $0.51 per diluted share in the prior quarter. The $81 thousand increase in net income from the prior quarter was primarily due to a $1.6 million increase in noninterest income, coupled with a $1.2 million decrease in noninterest expense, partially offset by a $2.3 million decrease in net interest income. Pre-tax, pre-provision income for the three months ended March 31, 2025 was $19.9 million, an increase of $481 thousand, or 2.5% compared to pre-tax, pre-provision income of $19.4 million for the three months ended December 31, 2024.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net income for the three months ended March 31, 2025 was $16.9 million, or $0.52 per diluted share, compared to $4.9 million, or $0.26 per diluted share for the same 2024 period. The $11.9 million increase in net income from the three months ended March 31, 2024 was primarily due to a $21.8 million increase in net interest income from higher average interest-earning assets resulting from the CALB merger, a $1.2 million increase in noninterest income and a $3.4 million increase in reversal of credit losses, partially offset by a $9.9 million increase in noninterest expense. Pre-tax, pre-provision income for the three months ended March 31, 2025 was $19.9 million, an increase of $13.0 million, or 187.3% compared to pre-tax, pre-provision income of $6.9 million for the same 2024 period.

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

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,109,722	$50,686	6.61%	$3,184,918	$54,791	6.84%	$1,909,271	$28,584	6.02%
Taxable debt securities	139,481	1,524	4.43%	147,895	1,698	4.57%	126,803	1,213	3.85%
Tax-exempt debt securities (2)	53,522	305	2.93%	53,607	305	2.87%	53,842	306	2.89%
Deposits in other financial institutions	316,582	3,468	4.44%	422,032	5,123	4.83%	54,056	716	5.33%
Fed funds sold/resale agreements	30,413	335	4.47%	3,353	38	4.51%	9,771	134	5.52%
Restricted stock investments and other bank stock	31,657	507	6.50%	30,341	603	7.91%	16,412	311	7.62%
Total interest-earning assets	3,681,377	56,825	6.26%	3,842,146	62,558	6.48%	2,170,155	31,264	5.79%
Total noninterest-earning assets	318,132			326,601			139,672
Total assets	$3,999,509			$4,168,747			$2,309,827

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$735,209	$3,366	1.86%	$704,017	$3,784	2.14%	$359,784	$2,045	2.29%
Money market and savings accounts	1,161,960	7,750	2.70%	1,192,692	8,663	2.89%	648,640	4,725	2.93%
Time deposits	207,519	2,063	4.03%	359,111	4,179	4.63%	255,474	3,021	4.76%
Total interest-bearing deposits	2,104,688	13,179	2.54%	2,255,820	16,626	2.93%	1,263,898	9,791	3.12%
Borrowings:
FHLB advances	—	—	—%	—	—	—%	50,593	708	5.63%
Subordinated debt	70,027	1,391	8.06%	69,420	1,391	7.97%	17,878	271	6.10%
Total borrowings	70,027	1,391	8.06%	69,420	1,391	7.97%	68,471	979	5.75%
Total interest-bearing liabilities	2,174,715	14,570	2.72%	2,325,240	18,017	3.08%	1,332,369	10,770	3.25%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,255,883			1,283,591			661,265
Other liabilities	50,368			55,007			26,430
Shareholders’ equity	518,543			504,909			289,763
Total Liabilities and Shareholders’ Equity	$3,999,509			$4,168,747			$2,309,827
Net interest spread			3.54%			3.40%			2.54%
Net interest income and margin(4)		$42,255	4.65%		$44,541	4.61%		$20,494	3.80%
Cost of deposits(5)	$3,360,571	$13,179	1.59%	$3,539,411	$16,626	1.87%	$1,925,163	$9,791	2.05%
Cost of funds(6)	$3,430,598	$14,570	1.72%	$3,608,831	$18,017	1.99%	$1,993,634	$10,770	2.17%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $6.1 million, $6.7 million and $604 thousand for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 37.37%, 36.27% and 34.35% of average total deposits for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
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

	Three Months Ended March 31, 2025 vs. December 31, 2024			Three Months Ended March 31, 2025 vs. March 31, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$(2,294)	$(1,811)	$(4,105)	$19,106	$2,996	$22,102
Taxable debt securities	(125)	(49)	(174)	117	194	311
Tax-exempt debt securities	(8)	8	—	(5)	4	(1)
Deposits in other financial institutions	(1,282)	(373)	(1,655)	2,889	(137)	2,752
Fed fund sold/resale agreements	305	(8)	297	231	(30)	201
Restricted stock investments and other bank stock	13	(109)	(96)	247	(51)	196
Total interest-earning assets	(3,391)	(2,342)	(5,733)	22,585	2,976	25,561

Interest-bearing liabilities:
Interest-bearing NOW accounts	87	(505)	(418)	1,763	(442)	1,321
Money market and savings accounts	(380)	(533)	(913)	3,410	(385)	3,025
Time deposits	(1,771)	(345)	(2,116)	(592)	(366)	(958)
Total interest-bearing deposits	(2,064)	(1,383)	(3,447)	4,581	(1,193)	3,388
Borrowings:
FHLB advances	—	—	—	(357)	(351)	(708)
Subordinated debt	(15)	15	—	1,009	111	1,120
Total borrowings	(15)	15	—	652	(240)	412
Total interest-bearing liabilities	(2,079)	(1,368)	(3,447)	5,233	(1,433)	3,800
Net interest income	$(1,312)	$(974)	$(2,286)	$17,352	$4,409	$21,761

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
Net interest income for the first quarter of 2025 was $42.3 million, compared with $44.5 million in the prior quarter. The decrease in net interest income was primarily due to a $5.7 million decrease in total interest and dividend income, partially offset by a $3.4 million decrease in total interest expense in the first quarter of 2025, as compared to the prior quarter. During the first quarter of 2025, loan interest income decreased by $4.1 million, including a decrease of $421 thousand of accretion income from the net purchase accounting discounts on acquired loans, total debt securities income decreased $174 thousand, and interest and dividend income from other financial institutions decreased $1.5 million. The decrease in interest income was mainly due to decreases in average loan balances and average deposits in other financial institutions. Average total interest-earning assets decreased $160.8 million in the first quarter of 2025, the result of a $75.2 million decrease in average total loans, an $8.5 million decrease in average total debt securities, a $105.5 million decrease in average deposits in other financial institutions, partially offset by a $27.1 million increase in average Fed funds sold/resale agreements and a $1.3 million increase in average restricted stock investments and other bank stock. The decrease in interest expense for the first quarter of 2025 was primarily due to a $3.4 million decrease in interest expense on interest-bearing deposits, the result of a $151.1 million decrease in average interest-bearing deposits and a 39 basis point decrease in average interest-bearing deposit costs in the first quarter of 2025.

Net interest margin for the first quarter of 2025 was 4.65%, compared with 4.61% in the prior quarter. The increase was primarily related to a 27 basis point decrease in the cost of funds, partially offset by a 22 basis point decrease in the total interest-earning assets yield. The yield on total average interest-earning assets in the first quarter of 2025 was 6.26%, compared with 6.48% in the prior quarter. The yield on average total loans in the first quarter of 2025 was 6.61%, a decrease of 23 basis points from 6.84% in the prior quarter. Accretion income from the net purchase accounting discounts on acquired loans was $5.7 million, increasing the yield on average total loans by 62 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $526 thousand, the combination of which increased the net interest margin by 57 basis points in the first quarter of 2025. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $6.1 million, increasing the yield on average total loans by 76 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $467 thousand, the combination of which increased the net interest margin by 58 basis points.

Cost of funds for the first quarter of 2025 was 1.72%, a decrease of 27 basis points from 1.99% in the prior quarter. The decrease was primarily driven by a 39 basis point decrease in the cost of average interest-bearing deposits, partially offset by an increase of 9 basis points in the cost of total borrowings, which was driven primarily by the amortization expense of $559 thousand from the purchase accounting discounts on acquired subordinated debt which increased the cost on total borrowings by 7 basis points. Average noninterest-bearing demand deposits decreased $27.7 million to $1.26 billion and represented 37.4% of total average deposits for the first quarter of 2025, compared with $1.28 billion and 36.3%, respectively, in the prior quarter; average interest-bearing deposits decreased $151.1 million to $2.10 billion during the first quarter of 2025. The total cost of deposits in the first quarter of 2025 was 1.59%, a decrease of 28 basis points from 1.87% in the prior quarter. The cost of total interest-bearing deposits decreased primarily due to the Company’s deposit repricing strategy and the ongoing pay off of high cost brokered deposits in the first quarter of 2025.

Average total borrowings increased $607 thousand to $70.0 million in the first quarter of 2025, primarily due to the amortization related to the purchase accounting discounts on acquired subordinated debt. The average cost of total borrowings was 8.06% for the first quarter of 2025, up from 7.97% in the prior quarter.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net interest income for the three months ended March 31, 2025 was $42.3 million, compared to $20.5 million for the three months ended March 31, 2024. The increase in interest income primarily relates to increases in total average interest-earning assets due to the Merger during the third quarter of 2024. The $21.8 million increase in net interest income was due to higher average balances and yields on interest-earning assets, partially offset by higher average balances and costs of interest-bearing liabilities.

Net interest margin for the three months ended March 31, 2025 was 4.65%, compared with 3.80% for the same 2024 period. The 85 basis point increase was primarily related to a 47 basis point increase in the total average interest-earning assets yield resulting from higher accretion income from the net purchase accounting discounts on acquired loans and a change in our average interest-earning asset mix, coupled with a 45 basis point decrease in the cost of funds. The yield on total average earning assets during the three months ended March 31, 2025 was 6.26%, compared with 5.79% for the same 2024 period. The yield on average loans during the three months ended March 31, 2025 was 6.61%, an increase of 59 basis points from 6.02% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $5.7 million and the amortization expense impact on interest expense was $526 thousand, the combination of which increased the net interest margin by 57 basis points in the first quarter of 2025.
During the three months ended March 31, 2025, total interest income increased $25.6 million, comprised of a $22.1 million increase in total loan interest income, of which $5.7 million was related to accretion income from the net purchase accounting discounts on acquired loans, a $310 thousand increase in total debt securities income, and a $3.1 million increase in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value loan marks. Average interest-earning assets increased $1.51 billion, resulting primarily from a $1.20 billion increase in average total loans, a $262.5 million increase in average deposits in other financial institutions, a $12.4 million increase in total average debt securities, a $15.2 million increase in average restricted stock investments and other bank stock, and a $20.6 million increase in average Fed fund sold/resale agreements.
During the three months ended March 31, 2025, total interest expense increased by $3.8 million to $14.6 million, comprised primarily of a $3.4 million increase in interest expense on interest-bearing deposits due primarily to an increase in average interest-bearing liabilities resulting from the Merger, partially offset by a decrease in the cost of interest- bearing deposits resulting from our deposit repricing strategy and the ongoing pay off of high cost brokered deposits.
Total cost of funds for the three months ended March 31, 2025 was 1.72%, a decrease of 45 basis points from 2.17% for the same 2024 period. The decrease was primarily driven by a 58 basis point decrease in the cost of interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by an increase of 231 basis points in the cost of total borrowings. Average noninterest-bearing demand deposits increased $594.6 million to $1.26 billion and represented 37.4% of total average deposits for the three months ended March 31, 2025, compared with $661.3 million and 34.3%, respectively, for the same 2024 period; average interest-bearing deposits increased $840.8 million to $2.10 billion during the three months ended March 31, 2025. The total cost of deposits for the three months ended March 31, 2025 was 1.59%, down 46 basis points from 2.05% for the same 2024 period.
Average total borrowings increased $1.6 million to $70.0 million for the three months ended March 31, 2025 resulting from an increase of $52.1 million in average subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $50.6 million decrease in average FHLB advances. The average cost of total borrowings was 8.06% for the three months ended March 31, 2025, a 231 basis point increase from 5.75% for the same 2024 period.
Reversal of Credit Losses
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
The Company recorded a reversal of credit losses of $3.8 million in both the first quarter of 2025 and the prior quarter. Total net charge-offs were $1.5 million in the first quarter of 2025, which included $273 thousand from an acquired consumer solar loan portfolio, $1.2 million from commercial and industrial dental loans acquired from the Merger and $1.7 million from a purchase credit deteriorated (“PCD”) commercial real-estate loan, partially offset by a $1.6 million recovery from a PCD commercial and industrial loan. The reversal of credit losses in the first quarter of 2025 included a $618 thousand reversal of credit losses for unfunded loan commitments related to the decrease in unfunded loan commitments during the first quarter of 2025, coupled with lower loss rates used to estimate the allowance for credit losses on unfunded commitments. Total unfunded loan commitments decreased $33.2 million to $892.1 million at March 31, 2025, compared to $925.3 million in unfunded loan commitments at December 31, 2024.

The reversal of credit losses for loans held for investment in the first quarter of 2025 was $3.2 million, an increase of $291 thousand from a reversal of credit losses of $2.9 million in the prior quarter. The increase was driven primarily by changes in the composition of the loans held for investment portfolio, coupled with changes in qualitative factors and the reasonable and supportable forecast, primarily related to the economic outlook for California. The Company’s management continues to monitor macroeconomic variables related to changes in interest rates and the concerns of an economic downturn, and believes it has appropriately provisioned for the current environment.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
We recorded a reversal of credit losses of $3.8 million for the three months ended March 31, 2025, compared to a reversal of credit losses of $331 thousand for the same 2024 period. The reversal of provision for credit losses for the three months ended March 31, 2024 included a $17 thousand negative provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. The reversal of credit losses for the loans held for investments for the three months ended March 31, 2024 was $314 thousand, The decrease was driven primarily by decreases in net charge-offs, loans held for investment and substandard accruing loans, coupled with changes in the portfolio mix, and a change in our reasonable and supportable forecast, primarily related to the economic outlook for California and a change in historical prepayment and curtailment rates analysis, partially offset by an increase in special mention loans.
Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Service charges and fees on deposit accounts	$776	$524	$362
Interchange and ATM income	410	387	163
Gain (loss) on sale of loans	577	(1,095)	415
Income from bank-owned life insurance	463	823	261
Servicing and related income on loans, net	142	157	73
Loss on sale and disposal of fixed assets	(1)	—	—
Other charges and fees	199	208	139
Total noninterest income	$2,566	$1,004	$1,413
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
The Company recorded noninterest income of $2.6 million in the first quarter of 2025, an increase of $1.6 million compared to $1.0 million in the fourth quarter of 2024. The Company reported a gain on sale of loans of $577 thousand from SBA 7A loan sales, in the first quarter of 2025, compared to a loss on sale of loans of $1.1 million related to the sale of certain Sponsor Finance loans in the prior quarter. Service charges and fees on deposit accounts of $1.2 million in the first quarter of 2025 increased $275 thousand from the prior quarter, related to the one-time waiver of analysis charges for certain deposit accounts in light of the core system conversion in the prior quarter. Bank owned life insurance income of $463 thousand in the first quarter of 2025 decreased $360 thousand from the prior quarter, primarily related to a $368 thousand death benefit income recorded in the prior quarter. No comparable death benefit income was recorded in the first quarter of 2025.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Total noninterest income during the three months ended March 31, 2025 was $2.6 million, an increase of $1.2 million compared to total noninterest income of $1.4 million for the same 2024 period. The increase was due primarily to the impact of the Merger, which resulted in increases in service charges and fees on deposit accounts, interchange and ATM income, bank owned life insurance income, and servicing and related income on loans.
Gain on sale of loans during the three months ended March 31, 2025 was $577 thousand, compared to $415 thousand for the same 2024 period. There were eight SBA 7(a) loans sold, totaling $9.0 million, at an average premium of 6.44% during the three months ended March 31, 2025 and six loans sold, totaling $6.3 million, at an average premium of 6.56% during the same 2024 period.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Salaries and employee benefits	$15,864	$16,074	$9,610
Occupancy and equipment	2,152	2,314	1,452
Data processing and communications	1,935	1,960	1,150
Legal, audit and professional	859	817	516
Regulatory assessments	722	436	387
Director and shareholder expenses	404	458	203
Merger and related expenses	—	643	549
Intangible assets amortization	948	1,060	65
Other real estate owned expenses	68	220	88
Other expenses	1,968	2,143	961
Total noninterest expense	$24,920	$26,125	$14,981
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
Total noninterest expense for the first quarter of 2025 was $24.9 million, a decrease of $1.2 million from total noninterest expense of $26.1 million in the prior quarter, which was largely due to the decrease in merger related expenses.

Salaries and employee benefits decreased $210 thousand during the quarter to $15.9 million. The decrease in salaries and employee benefits was primarily related to the decrease in average headcount.
There were no merger related expenses in the first quarter of 2025, compared to $643 thousand in the prior quarter.
Regulatory assessments of $722 thousand increased $286 thousand due to an increase in the FDIC assessment rates.
Other real estate owned expense of $68 thousand in the first quarter of 2025 decreased by $152 thousand, due primarily to lower receivership expenses and property tax.
Other expenses of $2.0 million in the first quarter of 2025 decreased by $175 thousand, due primarily to lower loan related expenses, customer service related expenses, travel expenses and insurance expenses.

Efficiency ratio (non-GAAP1) for the first quarter of 2025 was 55.6%, compared to 57.4% in the prior quarter. Excluding the merger and related expenses of zero and $643 thousand, the efficiency ratio (non-GAAP1) for the first quarter of 2025 and fourth quarter of 2024 would have been 55.6% and 55.9%, respectively.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Total noninterest expense during the three months ended March 31, 2025 was $24.9 million, an increase of $9.9 million compared with total noninterest expense of $15.0 million for the same 2024 period. The increase was largely due to increases related to the Merger, including increases in salaries and employee benefits, occupancy and equipment, data processing and communications, core deposit intangible amortization, and other expenses, partially offset by lower merger and related expenses.
Salaries and employee benefits were $15.9 million during the three months ended March 31, 2025, compared to $9.6 million during the prior year. The $6.3 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger. The average FTE employees for the three months ended March 31, 2025 was 290 compared to 200 FTE employees for the same 2024 period.
There were no merger and related expenses during the three months ended March 31, 2025, compared to $549 thousand for the same 2024 period.
Intangible assets amortization increased $883 thousand during the three months ended March 31, 2025. The increase in amortization was primarily driven by the additional amortization from the $22.7 million of intangible assets, consisting primarily of core deposit intangible, acquired in the Merger.
Other expenses were $2.0 million during the three months ended March 31, 2025, compared to $1.0 million for the same 2024 period. The $1.0 million increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses primarily as a result of the Merger.
Our efficiency ratio (non-GAAP) for the three months ended March 31, 2025 and 2024 was 55.6% and 68.4%, respectively. For the three months ended March 31, 2024, excluding the merger and related expenses of $549 thousand, the efficiency ratio (non-GAAP1) would have been 65.9%.
Income Taxes
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
In the first quarter of 2025, the Company’s income tax expense was $6.8 million, compared with $6.5 million in the fourth quarter of 2024. The effective rate was 28.8% for the first quarter of 2025 and 27.9% for the fourth quarter of 2024. The increase in the effective tax rate for the first quarter of 2025 was primarily attributable to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of the tax on excess executive compensation.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Income tax expense for the three months ended March 31, 2025 was $6.8 million, compared to income tax expense of $2.3 million for the same 2024 period. The effective rate was 28.8% during the three months ended March 31, 2025, compared to 32.0% for the same 2024 period. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time.

Financial Condition
Summary
Total assets at March 31, 2025 were $3.98 billion, a decrease of $48.6 million or 1.2% from December 31, 2024. The decrease in total assets from the prior quarter was primarily related to a decrease in loans, including loans held for sale, of $82.9 million, partially offset by an increase in cash and cash equivalents of $51.1 million as compared to the prior quarter. The decrease in assets primarily relates to the decreases in wholesale funding sources and loan sales and payoffs.

Total liabilities were $3.45 billion at March 31, 2025, a decrease of $68.1 million from $3.52 billion at December 31, 2024. The decrease in total liabilities primarily related to a $56.3 million decrease in total deposits and a $11.3 million decrease in accrued interest payable and other liabilities.
Shareholders’ equity was $531.4 million at March 31, 2025, an increase of $19.5 million from $511.8 million at December 31, 2024. The increase in shareholders’ equity was primarily driven by $16.9 million of net income, $1.5 million related to stock-based compensation activity, and a $2.2 million decrease in net of tax unrealized losses on available-for-sale debt securities during the three months ended March 31, 2025.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $184.8 million and $195.3 million at March 31, 2025 and December 31, 2024, respectively. The $10.5 million decrease in debt securities was primarily related to paydowns, maturities and calls. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.34% and 3.30%, respectively, of total assets at March 31, 2025, compared to 1.32% and 3.52%, respectively, at December 31, 2024.
During the three months ended March 31, 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2025 and December 31, 2024, available-for-sale debt securities with an amortized cost of $3.0 million for both periods were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.2 million for both periods were pledged as collateral for a secured line of credit with the Federal Reserve.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Taxable municipals	$553	$—	$(76)	$477
Tax exempt bank-qualified municipals	52,641	—	(5,789)	46,852
	$53,194	$—	$(5,865)	$47,329

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

At March 31, 2025, we had 61 held-to-maturity debt securities in a gross unrealized loss position with an amortized cost basis of $53.2 million with pre-tax unrealized losses of $5.9 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $53.3 million with pre-tax unrealized losses of $5.5 million at December 31, 2024. The effective duration of the held-to-maturity debt securities was 6.43 years and 6.52 years at March 31, 2025 and December 31, 2024, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At March 31, 2025 and December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $477 thousand and $463 thousand, respectively, and $46.9 million and $47.4 million, respectively. At March 31, 2025 and December 31, 2024, the total held-to-maturity debt securities rated AA and above was $44.2 million and $44.7 million, respectively, and rated AA- was $3.1 million and $3.2 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2025 and December 31, 2024.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$81,019	$300	$(3,421)	$77,898
SBA securities	4,689	6	(80)	4,615
U.S. Treasury	7,677	3	(261)	7,419
U.S. Agency	2,000	—	(272)	1,728
Collateralized mortgage obligations	40,633	135	(2,581)	38,187
Taxable municipal	1,007	—	(89)	918
Tax exempt bank-qualified municipals	830	—	(2)	828
	$137,855	$444	$(6,706)	$131,593

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001
The estimated fair value of available-for-sale debt securities was $131.6 million at March 31, 2025, a decrease of $10.4 million, from $142.0 million at December 31, 2024. The decrease was primarily due to maturities of $5.0 million, and principal reductions and amortization of discounts and premiums aggregating to $8.6 million, partially offset by an increase in fair value market adjustments of $3.2 million,
At March 31, 2025, we had 84 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $113.5 million and $106.8 million, respectively, with pre-tax unrealized losses of $6.7 million, compared to 89 available-for-sale debt securities with an amortized cost basis and fair value of $124.2 million and $114.6 million, respectively with pre-tax unrealized holding losses of $9.6 million at December 31, 2024. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.73 years and 4.60 years at March 31, 2025 and December 31, 2024, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates decrease, bond prices tend to increase and, consequently, the fair value of our securities may also increase. The 10-Year Treasury Bond was approximately 4.2% at the end of March 31, 2025. The decreases in the 10-Year Treasury Bond in the first quarter, resulted in a lower net unrealized losses on our debt securities at March 31, 2025. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at March 31, 2025 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At March 31, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $918 thousand and $828 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.7 million. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.7 million at December 31, 2024. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of March 31, 2025 and December 31, 2024.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of March 31, 2025, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$553	2.30%	$—	—%	$553	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	27,470	2.18%	25,171	2.38%	52,641	2.28%
Total	$—	—%	$—	—%	$28,023	2.18%	$25,171	2.38%	$53,194	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of March 31, 2025, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$2,831	7.42%	$5,728	1.85%	$7,916	2.76%	$61,423	4.16%	$77,898	3.97%
SBA securities	—	—%	3,039	5.28%	847	2.97%	729	3.95%	4,615	—%
U.S. Treasury	4,986	4.94%	2,433	0.95%	—	—%	—	—%	7,419	—%
U.S. Agency	—	—%	—	—%	1,728	2.05%	—	—%	1,728	—%
Collateralized mortgage obligations	—	—%	—	—%	1,882	3.94%	36,305	3.60%	38,187	—%
Taxable municipals	—	—%	500	5.24%	418	1.72%	—	—%	918	—%
Tax exempt bank-qualified municipals	828	2.50%	—	—%	—	—%	—	—%	828	—%
Total	$8,645	5.52%	$11,700	2.63%	$12,791	2.79%	$98,457	3.94%	$131,593	3.38%

Loans Held for Sale
At March 31, 2025, loans held for sale totaled $4.6 million, consisting of only SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment.
Loans Held for Investment
The composition of our loans held for investment at March 31, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	March 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Construction and land development	$221,437	7.2%	$227,325	7.2%
Real estate - other:
1-4 family residential	157,442	5.1%	164,401	5.2%
Multifamily residential	237,896	7.8%	243,993	7.8%
Commercial real estate and other	1,755,962	57.2%	1,767,727	56.3%
Commercial and industrial	672,468	21.9%	710,970	22.7%
Consumer	23,569	0.8%	24,749	0.8%
Loans(1)	3,068,774	100.0%	3,139,165	100.0%
Allowance for loan losses	(45,839)		(50,540)
Net loans	$3,022,935		$3,088,625
(1) Loans held for investment includes net unearned fees of $1.7 million and $1.8 million and net unearned discounts of $51.3 million and $58.5 million at March 31, 2025 and December 31, 2024, respectively. We recognized $5.7 million and $61 thousand in interest accretion for acquired loans for the three months ended March 31, 2025 and 2024, respectively.

Total loans held for investment were $3.07 billion, or 77.0% of total assets, at March 31, 2025, a decrease of $70.4 million from $3.14 billion, or 77.9% of total assets, at December 31, 2024. The change during the three months ended March 31, 2025, was due primarily to originations of $69.4 million, offset by net paydowns of $21.5 million, charge-offs of $3.2 million and payoffs and sales of $115.1 million during the three months ended March 31, 2025.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $30.7 million to $2.37 billion at March 31, 2025. The decrease in loans secured by real estate was primarily driven by a $5.9 million decrease in construction and land development loans, a $6.1 million decrease in multifamily residential loans, a $7.0 million decrease in 1-4 family residential loans, and an $11.8 million decrease in commercial real estate and other loans.
Commercial and industrial loans were $672.5 million at March 31, 2025, a decrease of $38.5 million from $711.0 million at December 31, 2024. The decrease in commercial and industrial loans during the three months ended March 31, 2025 was primarily attributable to originations of $42.0 million, partially offset by charge-offs of $ 1.2 million, net paydowns of $18.6 million and payoffs of $60.7 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity at March 31, 2025:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$179,990	$38,880	$2,567	$—	$221,437
Real estate - other:
1-4 family residential	24,707	42,299	56,332	34,104	157,442
Multifamily residential	26,413	101,302	91,371	18,810	237,896
Commercial real estate and other	159,436	763,515	753,240	79,771	1,755,962
Commercial and industrial	332,767	247,178	92,518	5	672,468
Consumer	634	989	—	21,946	23,569
	$723,947	$1,194,163	$996,028	$154,636	$3,068,774

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at March 31, 2025:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$20,574	$20,873	$41,447
Real estate - other:
1-4 family residential	33,332	99,403	132,735
Multifamily residential	138,226	73,257	211,483
Commercial real estate and other	747,845	848,681	1,596,526
Commercial and industrial	186,200	153,501	339,701
Consumer	22,879	56	22,935
	$1,149,056	$1,195,771	$2,344,827
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 57.0% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of March 31, 2025 as presented below:

(dollars in thousands)	March 31, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$522,200	29.8%	$1,913	47%
Office	275,800	15.7%	1,999	52%
Retail	290,100	16.5%	1,679	43%
Hotel	133,700	7.6%	9,552	44%
Special purpose	115,600	6.6%	1,994	39%
Self storage	87,900	5.0%	6,759	46%

(dollars in thousands)	March 31, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Other (3)	173,600	9.9%	2,226	47%
Medical/dental office	110,400	6.3%	1,023	50%
Restaurant	43,600	2.5%	1,322	45%
Total	$1,752,900	100.0%	$1,975	46%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of March 31, 2025, and collateral value at origination or renewal.
(3)Other includes gas station, mixed use and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of March 31, 2025:

	March 31, 2025
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Industrial	$302,500	48.4%	$219,700	19.5%
Special purpose	73,800	11.8%	41,800	3.7%
Office	59,500	9.5%	216,300	19.2%
Retail	42,000	6.7%	248,100	22.0%
Medical/dental office	65,400	10.5%	45,000	4.0%
Other	71,800	11.6%	101,800	9.0%
Restaurant	9,500	1.5%	34,100	3.0%
Self storage	—	—%	87,900	7.8%
Hotel	—	—%	133,700	11.8%
Total	$624,500	100.0%	$1,128,400	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of March 31, 2025:

(dollars in thousands)	March 31, 2025	Weighted Average LTV [1]
Office loans:
Up to $500	$23,100	45%
More than $500 through $2,000	96,600	47%
More than $2,000 through $5,000	89,800	56%
More than $5,000 through $10,000	69,800	54%
More than $10,000 through $20,000	62,100	48%
Greater than $20,000	44,800	58%
Total	$386,200	52%

(1)Weighted average LTV is based on current loan balance as of March 31, 2025, and collateral value at origination or renewal.
Delinquent Loans
There were $5.1 million of past due loans still accruing at March 31, 2025, representing 0.17% of total loans held for investment, compared to 0.39% at December 31, 2024. Early stage delinquencies (accruing loans 30-89 days past due) of $5.1 million at March 31, 2025 decreased $7.0 million from December 31, 2024. The decrease included a $1.1 million C&I loan that was fully charged-off, a $4.5 million 1-4 family residential loan that was sold at par, and $5.9 million of loans that were brought current, partially offset by two commercial real estate loans totaling $4.4 million that became delinquent during the first quarter of 2025. The remaining early stage delinquencies were driven by seasonality and a few isolated loans. We had $45 thousand in consumer solar loans that were over 90 days past due that were accruing interest at March 31, 2025, compared to $150 thousand as of December 31, 2024.
A summary of past due loans, loans still accruing and nonaccrual loans as of March 31, 2025 and December 31, 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
March 31, 2025
Construction and land development	$—	$—	$—	$—	$14,659
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Commercial real estate and other	4,569	—	—	4,569	1,763
Commercial and industrial	309	—	—	309	6,358
Consumer	41	184	45	270	—
	$4,919	$184	$45	$5,148	$22,780

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	195	—	—	195	8,915
Commercial and industrial	1,866	1,113	—	2,979	4,917
Consumer	69	226	150	445	—
	$6,274	$5,808	$150	$12,232	$26,386
Total nonaccrual loans decreased $3.6 million during the three months ended March 31, 2025 to $22.8 million. There were four loans totaling $6.8 million downgraded to nonaccrual, partially offset by one 1-4 family residential loan of $2.9 million upgraded to accrual status and one commercial real estate loan of $7.2 million sold with an additional charge-off of $1.7 million during the first quarter of 2025.

The following table presents the risk categories for total loans by class of loans as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2025
Construction and land development	$191,370	$13,660	$16,407	$221,437
Real estate - other:
1-4 family residential	154,729	—	2,713	157,442
Multifamily residential	234,883	3,013	—	237,896
Commercial real estate and other	1,688,260	41,804	25,898	1,755,962
Commercial and industrial	590,062	15,944	66,462	672,468
Consumer	23,263	—	306	23,569
	$2,882,567	$74,421	$111,786	$3,068,774

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2024
Construction and land development	$203,484	$12,431	$11,410	$227,325
Real estate - other:
1-4 family residential	157,037	—	7,364	164,401
Multifamily residential	240,207	3,786	—	243,993
Commercial real estate and other	1,710,050	36,026	21,651	1,767,727
Commercial and industrial	617,106	17,096	76,768	710,970
Consumer	24,344	—	405	24,749
	$2,952,228	$69,339	$117,598	$3,139,165
Special mention loans increased by $5.1 million during the three months ended March 31, 2025 to $74.4 million at March 31, 2025. The increase in the special mention loans was due mostly to $18.9 million in downgrades from Pass loans and $8.6 million in net advances, partially offset by $15.9 million in downgrades to substandard loans, $2.1 million upgrades to Pass loans, and $4.5 million in payoffs.
Substandard loans decreased by $5.8 million during the three months ended March 31, 2025 to $111.8 million. The decrease in the substandard loans was due primarily to a 1-4 family residential loan and a commercial real estate nonaccrual PCD loan totaling $11.6 million that were both sold, $16.0 million in paydowns and payoffs, and $1.2 million in net charge-offs, partially offset by $7.2 million in downgrades from pass loans, and $15.9 million in downgrades from special mention loans during the three months ended March 31, 2025.
There were no loans classified as doubtful or loss loans at March 31, 2025 and December 31, 2024.
Loan Modifications
We had seven loan modifications with borrowers that are experiencing financial difficulty that were modified during the last twelve months ended March 31, 2025 totaling $19.9 million. These loans included five PCD loans, one non-PCD loan and one non-acquired loan. During the three months ended March 31, 2025, there was one PCD Construction and land loan and one PCD C&I loan modification that was classified as modifications with borrowers that are experiencing financial difficulty. During the three months ended March 31, 2024, There were no loan modifications or refinancings (including those with borrowers that are experiencing financial difficulty).
At December 31, 2024, we had six loan modifications with borrowers that are experiencing financial difficulty totaling $24.1 million, of which $2.0 million were past due. These loans included four PCD loans, one non-PCD loan and one non-acquired loan. Refer to Note 4 - Loans and Allowances for Credit Losses - Modified Loans to Borrowers Experiencing Financial Difficulty of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding loan modifications.
Non-performing Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Construction and land development	$14,659	$9,659
Real estate - other:
1-4 family residential	—	2,895
Multifamily residential	—	—
Commercial real estate and other	1,763	8,915
Commercial and industrial	6,358	4,917
Consumer	—	—
Total nonaccrual loans	22,780	26,386
Loans past due over 90 days or more and still on accrual	45	150
Total nonperforming loans	22,825	26,536
Other real estate owned	4,083	4,083
Total nonperforming assets	$26,908	$30,619

Allowance for loan losses to total loans	1.49%	1.61%
Nonaccrual loans to total loans	0.74%	0.84%
Allowance for loan losses to nonaccrual loans	201.2%	191.5%
Allowance for loan losses to nonperforming loans	200.8%	190.5%
Nonperforming assets to total assets	0.68%	0.76%
At March 31, 2025, nonaccrual and nonperforming loans were $22.8 million and $22.8 million, respectively, compared to $26.4 million and $26.5 million, respectively, at December 31, 2024. The decrease in nonaccrual loans from December 31, 2024 was due primarily to four loans totaling $6.8 million downgraded to nonaccrual, offset by one 1-4 family residential loan of $2.9 million upgraded to accrual status and one commercial real estate loan of $7.2 million sold with an additional charge-off of $1.7 million during the first quarter of 2025.
Allowance for Credit Losses
Our ACL is an estimate of expected lifetime credit losses for loans held for investment at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio. The ACL consists of: (i) a specific allowance established for CECL on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, and (iv) the ACL for off-

balance sheet credit exposure for unfunded loan commitments. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. We measure the ACL using a discounted cash flow methodology, which utilizes pool-level assumptions and cash flow projections on individual loan basis, which then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Our ACL model incorporates assumptions for our own historical quarterly prepayment and curtailment experience covering the period starting from February 2021 to estimate the ACL, probability of default (“PD”), and loss given default (“LGD”) to project each loan’s cash flow throughout its entire life cycle.
Accrued interest receivable on loans receivable, net, totaled $10.1 million and $11.7 million at March 31, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$50,540	$3,103	$53,643	$22,569	$933	$23,502
Reversal of credit losses	(3,158)	(618)	(3,776)	(314)	(17)	(331)
Charge-offs	(3,159)	—	(3,159)	(1)	—	(1)
Recoveries	1,616	—	1,616	—	—	—
Net charge-offs	(1,543)	—	(1,543)	(1)	—	(1)
Balance, end of period	$45,839	$2,485	$48,324	$22,254	$916	$23,170
The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of periods indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,704	7.2%	$1,953	7.2%
Real estate - other:
1-4 family residential	1,090	5.1%	2,375	5.2%
Multifamily residential	1,460	7.8%	1,560	7.8%
Commercial real estate and other	24,379	57.2%	25,464	56.3%
Commercial and industrial	16,164	21.9%	18,056	22.7%
Consumer	1,042	0.8%	1,132	0.8%
	$45,839	100.0%	$50,540	100.0%
Since we first adopted CECL in January 2023, and through June 2024, the economic environment has experienced volatility, which has made forecasting future economic outcomes challenging. Among these challenges were the highest levels of inflation seen since the 1970s, a very aggressive rate hiking policy by the Fed and other central banks to combat inflation, turmoil in the banking sector that resulted in several large bank failures early in 2023 and distress at New York Community Bank in early 2024, and significant global geopolitical risks, as well as domestic political risks. On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”)

when determining the scenario weighting. We reduced the probability-weighted forecast from a three-scenario forecast to a two-scenario forecast in September 2023. At March 31, 2025, we used a probability-weighted two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC lowering the Fed funds rate by 100 basis points during 2024, inflation trending lower, strong recent jobs reports and increasing GDP forecasts suggesting more positive growth in the coming quarters. The use of two weighted scenarios is consistent with the methodology used in our ACL model at March 31, 2025 and December 31, 2024.
We used economic forecasts released by Moody’s Analytics in the fourth week of March 2025 to update our ACL calculations for March 31, 2025. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $45.8 million at March 31, 2025, compared to $50.5 million at December 31, 2024. The $4.7 million decrease in the ALL during the three months ended March 31, 2025 was driven by a number of factors, including net charge-offs of $1.5 million primarily from two C&I loans totaling $1.2 million that were fully charged-off, coupled with a $273 thousand charge-off from consumer solar loans. Other factors that decreased the ALL included changes in qualitative risk factors that decreased the ALL by $1.0 million, partially offset by an increase in specific reserve of $659 thousand. Changes related to classified loans decreased the ALL by $2.9 million, which primarily related to the decreases in PCD loans and substandard loans, offset by an increase in special mention loans. Changes in the loans held for investment volume and mix decreased the ALL by $872 thousand. Changes in the reasonable and supportable forecast, primarily related to the economic outlook, the scenario weightings, and the historical prepayment and curtailment rates analysis decreased the ALL by $522 thousand.
At March 31, 2025, our ratio of ALL to total loans held for investment was 1.49%, a decrease from 1.61% at December 31, 2024.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $6.9 million, or an additional 22 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2025.

The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$230,574	—%	$—	$240,693	—%
Real estate - other:
1-4 family residential	—	160,228	—%	(1)	141,394	—%
Multifamily residential	—	243,216	—%	—	217,560	—%
Commercial real estate and other	(1,651)	1,757,115	(0.38)%	—	1,017,551	—%
Commercial and industrial	381	694,871	0.22%	—	289,574	—%
Consumer	(273)	23,718	(4.60)%	—	2,499	—%
	$(1,543)	$3,109,722	(0.20)%	$(1)	$1,909,271	—%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $2.5 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $618 thousand reversal of credit losses on unfunded loan commitments from lower unfunded loan commitment balances at March 31, 2025, coupled with lower loss rates used to estimate the allowance for credit losses on unfunded commitments. Total unfunded loan commitments decreased $33.2 million to $892.1 million at March 31, 2025, from $925.3 million at December 31, 2024.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relates primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $145.5 million and $138.0 million at March 31, 2025 and December 31, 2024, respectively. This includes SBA loans serviced for others of $38.9 million at March 31, 2025 and $33.2 million at December 31, 2024 for which there was a related servicing asset of $452 thousand and $344 thousand, respectively. The fair value of the servicing asset approximated its carrying value at March 31, 2025 and December 31, 2024. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at March 31, 2025 included a weighted average discount rate of 12.7% and a weighted average prepayment speed assumption of 19.6%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 20.5%.

Goodwill and Intangibles Assets, Net
Goodwill totaled $111.8 million at March 31, 2025 and December 31, 2024, respectively. On an ongoing basis, we qualitatively assess if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At March 31, 2025, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.
Intangible assets totaled $21.3 million and $22.3 million at March 31, 2025 and December 31, 2024, respectively, and was comprised of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024
Core deposit intangible	$21,123	$22,033
Trade name	200	238
Intangible assets, net	$21,323	$22,271
The $948 thousand decrease in the intangible assets between periods was the result of amortization during the period. At March 31, 2025, the intangible assets had a weighted average remaining amortization period of 9.1 years.
Refer to Note 2 - Business Combinations and Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand (2)	$1,292,689	38.7%	0.0%	$1,257,007	37.0%	0.0%
Interest-bearing NOW accounts (3)	674,460	20.2%	1.8%	673,589	19.8%	1.9%
Money market and savings accounts (4)	1,192,960	35.7%	2.7%	1,182,927	34.8%	2.7%
Time deposits (5)	168,635	5.0%	3.9%	164,101	4.8%	4.0%
Broker time deposits	13,759	0.4%	4.0%	121,136	3.6%	4.9%
Total deposits	$3,342,503	100.0%	1.5%	$3,398,760	100.0%	1.7%
(1) Weighted average interest rates at March 31, 2025 and December 31, 2024.
(2) Included reciprocal deposit products of $94.4 million and $76.6 million at March 31, 2025 and December 31, 2024, respectively.
(3) Included reciprocal deposit products of $528.4 million and $536.0 million at March 31, 2025 and December 31, 2024, respectively.
(4) Included reciprocal deposit products of $73.2 million and $76.5 million at March 31, 2025 and December 31, 2024, respectively.
(5) Included CDARS deposits of $67.6 million and $65.4 million at March 31, 2025 and December 31, 2024, respectively.
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

Our total reciprocal deposits increased to $763.6 million, or 22.8% of total deposits and 22.6% of Bank’s total liabilities at March 31, 2025, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Total deposits were $3.34 billion at March 31, 2025, a decrease of $56.3 million from $3.40 billion at December 31, 2024. During the three months ended March 31, 2025, there was a $107.4 million decrease in brokered time deposits, partially offset by a $8.4 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, a $9.2 million increase in reciprocal deposits, a $17.9 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $13.3 million increase in money market and savings accounts, excluding reciprocal deposits, and a $2.3 million increase in non-brokered time deposits, excluding CDARS.
At March 31, 2025, noninterest-bearing demand deposits totaled $1.29 billion and represented 38.7% of total deposits, compared to $1.26 billion or 37.0% at December 31, 2024. At March 31, 2025 and December 31, 2024, total deposits exceeding FDIC deposit insured limits were $1.58 billion, or 47% of total deposits and $1.56 billion, or 46% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,255,883	—%	$661,265	—%
Interest-bearing NOW accounts	735,209	1.86%	359,784	2.29%
Money market and savings accounts	1,161,960	2.70%	648,640	2.93%
Time deposits	207,519	4.03%	255,474	4.76%
Total deposits	$3,360,571	1.59%	$1,925,163	2.05%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the three months ended March 31, 2025. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC raised the target Fed funds rate by 525 basis points. Beginning in September 2024 through December 2024, the FOMC reduced the target Fed funds rate by 100 basis points.
The following table sets forth the maturities of time deposits at March 31, 2025:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$76,165	$6,146	$16,127	$967	$99,405
Time deposits in amounts over $250,000(1)	42,328	19,782	20,879	—	82,989
Total time deposits	$118,493	$25,928	$37,006	$967	$182,394
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings increased $583 thousand to $70.3 million at March 31, 2025 from $69.7 million at December 31, 2024. The increase was attributable to amortization of issuance costs during the period (Refer to Note 8 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).

A summary of outstanding borrowings, and related information, as of March 31, 2025 and December 31, 2024 follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, end of period(2)	$—	$19,543
Weighted average interest rate, end of period(3)	—%	5.64%
Maximum amount outstanding at any month-end during the period	$—	$70,000
Subordinated Notes
Outstanding balance	$73,000	$73,000
Carrying value(1)	$70,308	$69,725
Weighted average interest rate, end of period	4.40%	4.40%
Average balance outstanding, end of period(2)	$70,027	$39,479
Weighted average interest rate, end of period(3)	8.06%	7.47%
Maximum amount outstanding at any month-end during the period	$73,000	$73,000
(1)Amount includes net unamortized issuance costs and fair value adjustments.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments at the end of the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments at the end of the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $531.4 million at March 31, 2025, compared to $511.8 million at December 31, 2024. The $19.5 million increase between periods was primarily due to net income of $16.9 million, a decrease in net of tax of unrealized losses on debt securities available-for-sale of $2.2 million, stock-based compensation expense of $1.5 million, and stock options exercised of $40 thousand, partially offset by the repurchase of shares in settlement of restricted stock units of $1.1 million.
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to 1,600,000 shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. We intend to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by us. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2025.
Tangible book value per common share at March 31, 2025 was $12.29, compared with $11.71 at December 31, 2024. The $0.58 increase in tangible book value per common share during the three months ended March 31, 2025 was primarily the result of the net income during the period, other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale, and the impact of share-based compensation expense. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.

Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 10.44% and 14.53%, respectively, at March 31, 2025. The Bank’s leverage capital ratio and total risk-based capital ratio were 12.15% and 14.42%, respectively, at March 31, 2025.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 16.8% at March 31, 2025 and 15.7% at December 31, 2024.
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
At March 31, 2025, we had a secured line of credit of $734.8 million from the FHLB, of which $687.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2025, we had pledged qualifying loans with an unpaid principal balance of $1.33 billion for this line. In addition, at March 31, 2025, we used $47.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no overnight borrowings at March 31, 2025.
At March 31, 2025, we had credit availability of $353.0 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2025, we had pledged our held-to-maturity debt securities with an amortized cost of $53.2 million, and qualifying loans with an unpaid principal balance of $363.0 million as collateral through the BIC program. We had no discount window borrowings at March 31, 2025 and December 31, 2024.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2025 and December 31, 2024.

California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At March 31, 2025 and December 31, 2024, the cash and due from banks was $2.8 million and $4.1 million, respectively.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes which mature March 25, 2030 accrue interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day SOFR plus 3.50% until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at March 31, 2025 and December 31, 2024, were $16 thousand and $40 thousand, respectively. The net unamortized issuance costs are netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses are recorded in interest expense on the consolidated statements of operations. At March 31, 2025, we were in compliance with all covenants and terms of the Notes.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At March 31, 2025 and December 31, 2024, the net unamortized fair value discount was $340 thousand and $509 thousand, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2025, the Company was in compliance with all covenants and terms of these notes.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At March 31, 2025 and December 31, 2024, the net unamortized fair value discount was $2.3 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2025, the Company was in compliance with all covenants and terms of these notes.
At March 31, 2025, consolidated cash and cash equivalents totaled $439.2 million, an increase of $51.1 million from $388.2 million at December 31, 2024. The increase in cash and cash equivalents is the result of $7.0 million in net cash provided by operating cash flows, $101.3 million net cash provided by investing cash flows, partially offset by $57.2 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $7.0 million for the three months ended March 31, 2025, compared to $8.1 million for the same 2024 period. The $1.1 million decrease was primarily due to a $5.5 million decrease in accretion of net discount and deferred loan fees, a $4.4 million decrease in net cash provided by sales of loans held for sale, net of originations, a $5.0 million decrease in in other items, net, and a $3.4 million increase in reversal of credit losses, partially offset by a higher net income generated during the three months ended March 31, 2025 and a $3.9 million increase in deferred income taxes.

Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $101.3 million for the year ended March 31, 2025, compared to $62.5 million for the same 2024 period. The $38.8 million increase in cash provided by investing activities was primarily due to an increase in net loan repayments of $25.7 million and an increase in net investment securities paydowns and purchases of $13.1 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $57.2 million for the three months ended March 31, 2025, compared to $70.8 million for the same 2024 period. The $13.6 million increase in financing cash flows was primarily due to a $43.2 million net decrease in deposit cash flows, offset by a $58.0 million decrease in net repayment activity on overnight FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2025.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of March 31, 2025:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$571,862	$240,815	$23,542	$49,830	$886,049
Letters of credit issued to customers	20,352	240	861	—	21,453
Total commitments	$592,214	$241,055	$24,403	$49,830	$907,502

Subordinated notes(1)	—	—	18,000	55,000	73,000
Certificates of deposit	181,428	830	136	—	182,394
Lease obligations	4,131	7,229	3,929	1,853	17,142
Total contractual obligations	$185,559	$8,059	$22,065	$56,853	$272,536
(1)Amounts exclude net unamortized issuance costs and fair value adjustments.
At March 31, 2025 and December 31, 2024, we also had unfunded commitments of $5.7 million and $5.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,402,140 have been issued as of March 31, 2025. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of March 31, 2025.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At March 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of March 31, 2025, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered to be “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$514,076	14.53%	$283,126	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	403,726	11.41%	212,345	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	403,726	11.41%	159,258	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	403,726	10.44%	154,745	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$510,028	14.42%	$282,949	8.0%	$353,686	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	469,986	13.29%	212,212	6.0%	282,949	8.0%
CET1 Capital (to Risk-Weighted Assets)	469,986	13.29%	159,159	4.5%	229,896	6.5%
Tier 1 Capital (to Average Assets)	469,986	12.15%	154,698	4.0%	193,372	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	385,354	10.60%	218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	385,354	10.60%	163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,354	9.53%	161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%
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
The Bank did not pay dividends to the Company during the three months ended March 31, 2025 and 2024.
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
During the three months ended March 31, 2025 and 2024, there were no dividends declared to shareholders by the Company.

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at March 31, 2025 and December 31, 2024:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
March 31, 2025
+300bps	$663.7	$58.4	9.6%	$177.8	5.6	3.3%
+200bps	651.1	45.8	7.6%	176.3	4.1	2.4%
+100bps	632.5	27.2	4.5%	174.4	2.2	1.3%
Base case	605.3			172.2
-100bps	568.7	(36.6)	(6.0)%	167.9	(4.3)	(2.5)%
-200bps	520.0	(85.3)	(14.1)%	162.8	(9.4)	(5.5)%
-300bps	458.4	(146.9)	(24.3)%	156.7	(15.5)	(9.0)%

December 31, 2024
+300bps	$635.2	$40.3	6.8%	$179.8	3.5	2.0%
+200bps	627.6	32.7	5.5%	178.9	2.6	1.5%
+100bps	615.0	20.1	3.4%	177.7	1.5	0.8%
Base case	594.9			176.2
-100bps	566.6	(28.3)	(4.8)%	172.7	(3.5)	(2.0)%
-200bps	527.0	(67.9)	(11.4)%	168.6	(7.6)	(4.3)%
-300bps	475.2	(119.7)	(20.1)%	163.4	(12.8)	(7.3)%
The modeled NII results at March 31, 2025 and December 31, 2024 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at March 31, 2025 and December 31, 2024, our NII results indicated there would be a modest increase in the net interest income in all rates-up scenarios. The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at March 31, 2025 and December 31, 2024 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes to the Company’s risk factors described under Item 1A. “Risk Factors” disclosed in Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 1, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended March 31, 2025.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
January 1 - 31, 2025	—	$—	—	550,000
February 1 - 28, 2025	—	$—	—	550,000
March 1 - 31, 2025	—	$—	—	550,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.
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

101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: May 9, 2025	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)