Form 10-Q
period 2025-06-30
California BanCorp \ CA
filed 2025-08-08
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2025, the registrant had 32,517,595 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
JUNE 30, 2025

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
The statements in this quarterly report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. Examples of forward-looking statements include, among others, forecasts relating to financial and operating results or other measures of economic performance. Forward-looking statements reflect management’s current view about future events and involve risks and uncertainties that may cause actual results to differ from those expressed in the forward-looking statement or historical results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include the words or phrases such as “aim,” “can,” “may,” “could,” “predict,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “hope,” “intend,” “plan,” “potential,” “project,” “will likely result,” “continue,” “seek,” “shall,” “possible,” “projection,” “optimistic,” and “outlook,” and variations of these words and similar expressions.
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
•economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$84,017	$60,471
Federal funds and other interest-bearing balances	346,120	327,691
Total cash and cash equivalents	430,137	388,162
Debt securities available-for-sale, at fair value (amortized cost of $193,465 and $151,429 at June 30, 2025 and December 31, 2024)	188,167	142,001
Debt securities held-to-maturity, at amortized cost (fair value of $47,538 and $47,823 at June 30, 2025 and December 31, 2024)	53,108	53,280
Loans held for sale, at lower of cost or fair value	6,088	17,180
Loans held for investment	2,991,560	3,139,165
Allowance for credit losses on loans	(41,110)	(50,540)
Loans held for investment, net	2,950,450	3,088,625
Restricted stock, at cost	30,858	30,829
Premises and equipment, net	12,728	13,595
Right-of-use asset	13,095	14,350
Other real estate owned, net	—	4,083
Goodwill	110,934	111,787
Intangible assets, net	20,375	22,271
Bank owned life insurance	66,397	66,636
Deferred taxes, net	33,454	43,127
Accrued interest receivable and other assets	37,926	35,728
Total assets	$3,953,717	$4,031,654
LIABILITIES
Noninterest-bearing demand	$1,218,072	$1,257,007
Interest-bearing NOW accounts	783,410	673,589
Money market and savings accounts	1,146,548	1,182,927
Time deposits	164,248	285,237
Total deposits	3,312,278	3,398,760
Borrowings	52,883	69,725
Operating lease liability	16,715	18,310
Accrued interest payable and other liabilities	24,248	33,023
Total liabilities	3,406,124	3,519,818
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,463,311 and 32,265,935 at June 30, 2025 and December 31, 2024	444,365	442,469
Retained earnings	106,960	76,008
Accumulated other comprehensive loss - net of taxes	(3,732)	(6,641)
Total shareholders’ equity	547,593	511,836
Total liabilities and shareholders’ equity	$3,953,717	$4,031,654
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$49,080	$29,057	$99,766	$57,641
Interest on debt securities	1,751	1,229	3,275	2,442
Interest on tax-exempted debt securities	304	306	609	612
Interest on deposits at other financial institutions	4,000	899	7,803	1,749
Interest and dividends on other interest-earning assets	651	358	1,158	669
Total interest and dividend income	55,786	31,849	112,611	63,113
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	11,390	7,039	22,506	13,809
Interest on time deposits	1,550	3,145	3,613	6,166
Interest on borrowings	1,429	658	2,820	1,637
Total interest expense	14,369	10,842	28,939	21,612
Net interest income	41,417	21,007	83,672	41,501
(Reversal of) provision for credit losses	(634)	2,893	(4,410)	2,562
Net interest income after (reversal of) provision for credit losses	42,051	18,114	88,082	38,939
NONINTEREST INCOME
Service charges and fees on deposit accounts	802	378	1,578	740
Interchange and ATM income	376	190	786	353
Gain on sale of loans	—	—	577	415
Income from bank owned life insurance	503	266	966	527
Servicing and related income (expense) on loans, net	102	(5)	244	68
Loss on sale and disposal of fixed assets	—	(19)	(1)	(19)
Other charges and fees	1,073	359	1,272	498
Total noninterest income	2,856	1,169	5,422	2,582
NONINTEREST EXPENSE
Salaries and employee benefits	15,293	8,776	31,157	18,386
Occupancy and equipment	2,094	1,445	4,246	2,897
Data processing and communications	1,831	1,186	3,766	2,336
Legal, audit and professional	972	557	1,831	1,073
Regulatory assessments	545	347	1,267	734
Director and shareholder expenses	395	229	799	432
Merger and related expenses	—	491	—	1,040
Intangible asset amortization	948	65	1,896	130
Other real estate owned expenses/losses	862	4,935	930	5,023
Other expenses	1,893	974	3,861	1,935
Total noninterest expense	24,833	19,005	49,753	33,986
Income before income taxes	20,074	278	43,751	7,535
Income tax expense	5,975	88	12,799	2,410
Net income	14,099	190	30,952	5,125
Earnings per share:
Basic	$0.43	$0.01	$0.96	$0.28
Diluted	$0.43	$0.01	$0.95	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$14,099	$190	$30,952	$5,125

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale:
Change in net unrealized gain (loss)	964	(493)	4,130	(2,878)
Income tax expense (benefit):
Change in net unrealized (gain) loss	285	(145)	1,221	(850)
Total other comprehensive income (loss), net of tax	679	(348)	2,909	(2,028)
Total comprehensive income (loss), net of tax	$14,778	$(158)	$33,861	$3,097

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2025:
Balance at March 31, 2025	32,402,140	$442,934	$92,861	$(4,411)	$531,384
Stock-based compensation	—	1,525	—	—	1,525
Stock options exercised	9,375	61	—	—	61
Restricted stock units vested	62,504	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(10,708)	(155)	—	—	(155)
Net income	—	—	14,099	—	14,099
Other comprehensive income	—	—	—	679	679
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593

Six months ended June 30, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	3,005	—	—	3,005
Stock options exercised	14,513	101	—	—	101
Restricted stock units vested	260,452	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(77,589)	(1,210)	—	—	(1,210)
Net income	—	—	30,952	—	30,952
Other comprehensive income	—	—	—	2,909	2,909
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593

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

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$30,952	$5,125
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of net discounts and deferred loan fees	(11,718)	(990)
Depreciation on premises and equipment	1,006	738
Intangible asset amortization	1,896	130
Amortization of discounts on debt securities	(508)	(274)
Gain on sale of loans	(577)	(415)
Loss on sale and disposal of fixed assets	1	19
Loans originated for sale	(8,955)	(5,956)
Proceeds from sales of and principal collected on loans held for sale	9,569	6,778
(Reversal of) provision for credit losses	(4,410)	2,562
Deferred income tax expense	7,952	907
Stock-based compensation	3,005	1,891
Income from bank owned life insurance	(966)	(527)
Loss on sale of other real estate owned	862	4,783
Net decrease in other items	(7,704)	(6,409)
Net cash provided by operating activities	20,405	8,362

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	1,572	—
Proceeds from maturities and paydowns of debt securities available for sale	24,379	5,983
Purchases of debt securities available for sale	(65,735)	(2,041)
Net change in stock investments	(779)	(1,046)
Net repayment of loans	152,904	65,750
Proceeds from sale of loans held for investment	13,500	456
Proceeds from sale of other real estate owned	1,421	8,327
Purchases of premises and equipment	(139)	(227)
Net cash provided by investing activities	127,123	77,202

FINANCING ACTIVITIES
Net decrease in deposits	(86,444)	(7,703)
Repayment of Federal Home Loan Bank advances	—	(60,000)
Repayment of other borrowings	(18,000)	—
Proceeds from exercise of stock options	101	706
Repurchase of common shares	(1,210)	(627)
Net cash used in financing activities	(105,553)	(67,624)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended June 30, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Net change in cash and cash equivalents	41,975	17,940
Cash and cash equivalents at beginning of period	388,162	86,793
Cash and cash equivalents at end of period	$430,137	$104,733

Supplemental Disclosures of Cash Flow Information:
Interest paid	$31,058	$20,763
Taxes paid	9,177	4,510
Lease liability arising from obtaining right-of-use assets	541	105
Loans transferred to other real estate owned	—	13,004
Goodwill adjustments	(853)	—

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025

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
Merger with California BanCorp
On January 30, 2024, the Company announced the execution of a definitive merger agreement with the former California BanCorp (“CALB”), the holding company for the former California Bank of Commerce, pursuant to which CALB would merge into the Company in an all-stock merger and the former California Bank of Commerce would merge into the Bank (“the Merger”). The Merger received all required regulatory approvals on May 13, 2024, shareholder approvals on July 17, 2024 and closed on July 31, 2024. Refer to Note 2 - Business Combinations for additional information. The Company retained the banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Operating Segments
We operate one reportable segment — commercial banking. The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Company’s chief operating decision maker (“CODM”) is a role shared by four executive officers, the Executive Chairman, Chief Executive Officer, President, and Chief Financial Officer. The Company’s CODM monitors revenue streams and other information regarding the products and services offered through the Company’s banking operations. The information provided to the CODM is presented on an aggregated single segment level basis, which is consistent with the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and comparing budgeted to actual results in assessing operating results and in allocating resources, with profitability only determined at a single segment level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis, coupled with the monitoring of budgeted to actual results, is used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues from the Company's operations. Interest expense, provisions for credit losses, salaries and benefits, and occupancy expenses represent the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying consolidated statements of operations presented in this Quarterly Report on Form 10-Q. All of the Company’s operations are domestic. The Company’s assets are reflected in the accompanying consolidated balance sheets as “total assets.”

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
Significant Accounting Policies
Our accounting and reporting policies are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.
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
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810)-Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. In May 2025, the FASB issued ASU 2025-03, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. In May 2025, the FASB issued ASU 2025-04 to reduce diversity in practice and improve the usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
Recent California Tax Legislation
California Senate Bill 132 (SB 132), enacted on June 27, 2025 mandating financial institutions to adopt a single-sales-factor apportionment formula for state income and franchise tax purposes, starting with tax years beginning on or after January 1, 2025. This transition from a three-factor (equally weighted property, payroll, and sales) to a single-factor formula impacts the calculation of California taxable income and alters the marginal tax rate used by the Company in estimating its income tax provision, deferred taxes, and other comprehensive income. The Company re-measured its state deferred tax assets and liabilities as of December 31, 2024, to the new California rate of 10.84% x single sales apportionment factor and recorded a true up adjustment as a discrete tax expense item as well as updated the current CA tax apportionment used in the annual effective tax rate calculation or tax provision calculation. During the three and six months ended June 30, 2025, the Company recorded $269 thousand income tax expense as a result of these adjustments. Additionally, the Company also remeasured the state deferred maintained for OCI items as of December 31, 2024. The true up adjustment was immaterial and not recorded through tax expense for the three and six months ended June 30, 2025.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions affecting businesses. These include the permanent extension and modification of key provisions from the 2017 Tax Cuts and Jobs Act, originally set to expire at the end of 2025, as well as the expansion and accelerated phase-out of certain incentives under the 2022 Inflation Reduction Act. The Act was enacted after the reporting period, it does not affect the Company’s consolidated financial statements as of the reporting date of June 30, 2025.The Company is currently evaluating income tax implications of the Act. The Company expects the enactment of the Act will not have a material impact on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

California BanCorp Merger

On July 31, 2024 (the “Merger Date”), the Company completed its merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expanded the Company’s footprint into Northern California and provided an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained the banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the acquired assets and assumed liabilities of CALB were recorded at their respective fair values on the Merger Date and subsequently updated to reflect newly obtained information. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional or new information during the measurement period pertaining to facts and circumstances that existed as of the Merger Date that, if known, may materially impact the initial valuations would result in changes to the preliminary estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Adjustments recorded during this period are recognized in the current reporting period. The following table summarizes adjustments to goodwill subsequent to July 31, 2024.

(dollars in thousands)	Goodwill
Balance at July 31, 2024	$74,712
Adjustments to goodwill acquired in connection with the CALB merger	(1,581)
Balance at June 30, 2025	$73,131
The Company recorded adjustments related to the Merger resulting in a decrease to goodwill of $1.6 million within the one-year measurement period subsequent to the Merger Date of July 31, 2024. These net of tax adjustments included the fair value of acquired trade name, a true-up of the acquired low-income housing tax credit investments, recoveries on acquired PCD loans previously charged-off prior to the Merger, and deferred tax adjustments related to the finalization of CALB’s final tax return and CALB state net operating losses that cannot be utilized post-merger.

The following table represents the allocation of the purchase consideration to the preliminary fair value of assets acquired and liabilities assumed of CALB, subject to finalization, as of July 31, 2024, as adjusted:

(dollars in thousands)		Fair Value
Assets acquired:
Cash and cash equivalents		$336,298
Debt securities, available-for-sale		42,560
Loans held for investment		1,359,040
Allowance for credit losses - PCD loans		(10,022)
Restricted stock		6,328
Other equity securities		6,596
Premises and equipment		1,670
Operating lease right-of-use asset		7,743
Prepaid expenses		876
Deferred taxes, net		30,149
Bank owned life insurance		26,338
Trade name		300
Core deposit intangible		22,653
Other assets		35,040
Total assets acquired		1,865,569

Liabilities assumed:
Deposits		1,642,938
Borrowings		50,832
Operating lease liabilities		9,033
Other liabilities		19,259
Total liabilities assumed		1,722,062
Net assets acquired		$143,507

Purchase consideration:
Outstanding shares of CALB, July 31, 2024	8,488,829
Restricted stock units vested fully at merger closing(1)	77,436
Shares of CALB common stock exchanged	8,566,265
Exchange ratio	1.590
Shares of BCAL common stock issued to CALB shareholders at closing, before fractional shares	13,620,361
Less: fractional shares	(147)
Shares of BCAL common stock issued to CBC shareholders at closing	13,620,214
BCAL closing price per share, July 31, 2024	$15.79
Fair value of common shares issued and exchanged		$215,063
Less: fair value of accelerated restricted stock units attributable to post-combination vesting(2)(3)		(1,119)
Fair value of common shares issued and exchanged attributable to purchase consideration		213,944

(dollars in thousands)	Fair Value
Cash paid for outstanding stock options(4)	1,431
Cash paid for fractional shares	2
Restricted stock consideration(5)	1,261
Total purchase consideration	216,638
Goodwill recognized	$73,131
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

NOTE 3 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2025
Taxable municipals	$553	$—	$(71)	$482
Tax exempt bank-qualified municipals	52,555	—	(5,499)	47,056
	$53,108	$—	$(5,570)	$47,538

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$124,155	$815	$(3,247)	$121,723
SBA securities	4,380	8	(69)	4,319
U.S. Treasury	2,681	—	(227)	2,454
U.S. Agency	2,000	—	(254)	1,746
Collateralized mortgage obligations	58,412	283	(2,527)	56,168
Taxable municipals	1,007	—	(79)	928
Tax exempt bank-qualified municipals	830	—	(1)	829
	$193,465	$1,106	$(6,404)	$188,167

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

During the three and six months ended June 30, 2025 and 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $958 thousand and $879 thousand at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At June 30, 2025, available-for-sale debt securities with an amortized cost of $2.9 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.1 million were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $15.8 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of June 30, 2025 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2025
Due in one year or less	$—	$—	$2,654	$2,629
Due after one year through five years	—	—	12,245	11,474
Due after five years through ten years	34,329	31,197	13,816	12,708
Due after ten years	18,779	16,341	164,750	161,356
	$53,108	$47,538	$193,465	$188,167
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
June 30, 2025:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(857)	$47,775	$(2,390)	$20,249	$(3,247)	$68,024
SBA securities	—	569	(69)	2,571	(69)	3,140

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
U.S. Treasury	—	—	(227)	2,454	(227)	2,454
U.S. Agency	—	—	(254)	1,746	(254)	1,746
Collateralized mortgage obligations	(137)	9,342	(2,390)	28,500	(2,527)	37,842
Taxable municipals	—	—	(79)	428	(79)	428
Tax exempt bank-qualified municipals	—	—	(1)	829	(1)	829
	$(994)	$57,686	$(5,410)	$56,777	$(6,404)	$114,463
December 31, 2024:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(1,659)	$47,792	$(3,106)	$20,692	$(4,765)	$68,484
SBA securities	(2)	924	(95)	3,011	(97)	3,935
U.S. Treasury	—	—	(315)	2,392	(315)	2,392
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(279)	7,922	(3,684)	28,985	(3,963)	36,907
Taxable municipals	—	—	(98)	409	(98)	409
Tax exempt bank-qualified municipals	—	—	(4)	826	(4)	826
	$(1,940)	$56,638	$(7,632)	$57,985	$(9,572)	$114,623

As of June 30, 2025, the Company had a total of 86 available-for-sale debt securities in a gross unrealized loss position totaling $6.4 million, including 63 securities with total gross unrealized losses of $5.4 million that had been in a continual loss position for twelve months and longer. As of December 31, 2024, the Company had a total of 89 available-for-sale debt securities in a gross unrealized loss position totaling $9.6 million, including 64 securities with total gross unrealized losses of $7.6 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At June 30, 2025, the Company had a net unrealized loss on available-for-sale debt securities of $5.3 million, or $3.7 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.4 million, or $6.6 million net of tax in accumulated other comprehensive loss, at December 31, 2024.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At June 30, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $928 thousand and $829 thousand, respectively. At June 30, 2025, all of these securities were rated AA and above. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. At December 31, 2024, all of these securities were rated AA and above.
At June 30, 2025, 61 held-to-maturity debt securities with fair values totaling $47.5 million had gross unrecognized losses totaling $5.6 million, compared to 61 held-to-maturity debt securities with fair values totaling $47.8 million had gross unrecognized losses totaling $5.5 million at December 31, 2024. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At June 30, 2025 and December 31, 2024, fair values of held-to-maturity debt securities rated AA and above totaled $44.4 million and $44.7 million, respectively and those rated AA- totaled $3.2 million and $3.2 million, respectively.

Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at June 30, 2025 and 2024 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.

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
The table below summarizes the Company’s restricted stock investments at June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Federal Reserve Bank	$15,553	$15,524
Federal Home Loan Bank	15,305	15,305
	$30,858	$30,829

During the three and six months ended June 30, 2025, the Company purchased $13 thousand and $29 thousand of Federal Reserve stock, respectively, and there were no purchases of FHLB stock.

During the three and six months ended June 30, 2024, the Company purchased $12 thousand and $23 thousand, respectively, of Federal Reserve stock, and there were $820 thousand and $820 thousand, respectively, of purchases of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both June 30, 2025 and December 31, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and six months ended June 30, 2025 and 2024, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At June 30, 2025 and December 31, 2024, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $8.4 million and $7.1 million, respectively. Total unfunded capital commitments for these investments were $6.6 million at June 30, 2025. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three and six months ended June 30, 2025, the Company made $398 thousand and $330 thousand, respectively, of net capital contributions to these equity investments. During the three and six months ended June 30, 2024, the Company made $170 thousand and $97 thousand of net capital contributions to these equity investments. At June 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity investments and determined they were not impaired.

During the three and six months ended June 30, 2025 and 2024, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At June 30, 2025 and December 31, 2024, the net amortized balance of these investments was $5.2 million and $5.7 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $1.2 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Proportional amortization	$268	$15	$574	$51
Tax credits	253	87	506	136
Contributions	301	155	415	155

At June 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within the California market. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 79% and 77% of total loans at June 30, 2025 and December 31, 2024, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s loan portfolio at June 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Construction and land development	$184,744	$227,325
Real estate - other:
1-4 family residential	139,855	164,401
Multifamily residential	258,395	243,993
Commercial real estate and other	1,777,940	1,767,727
Commercial and industrial	607,836	710,970
Consumer	22,790	24,749
Loans held for investment (1)	2,991,560	3,139,165
Allowance for credit losses	(41,110)	(50,540)
Loans held for investment, net	$2,950,450	$3,088,625
(1)Loans held for investment includes net unearned fees of $2.2 million and $1.8 million and net unearned discounts on acquired loans of $46.1 million and $58.5 million at June 30, 2025 and December 31, 2024, respectively. The Company recognized $5.6 million and $386 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $10.8 million and $129 thousand in interest accretion for acquired loans for the six months ended June 30, 2025 and 2024, respectively.

The Company has pledged $2.15 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.32 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $353.1 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of June 30, 2025. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At June 30, 2025, the Company had loans held for sale totaling $6.1 million, consisting of SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million C&I loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At June 30, 2025 and December 31, 2024, the fair value of loans held for sale totaled $6.4 million and $17.9 million, respectively.

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

The risk category of loans by class of loans and origination year as of June 30, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
Construction and land development
Pass	$6,795	$46,929	$35,796	$48,473	$5,561	$2,296	$9,830	$—	$155,680
Special mention	—	—	—	—	—	14,328	—	—	14,328
Substandard	—	—	—	14,659	—	77	—	—	14,736
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	6,795	46,929	35,796	63,132	5,561	16,701	9,830	—	184,744
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	3,499	5,130	15,459	31,013	16,740	23,663	38,197	3,456	137,157
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,698	—	—	—	—	2,698
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	3,499	5,130	15,459	33,711	16,740	23,663	38,197	3,456	139,855
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	15,822	15,997	11,033	86,798	82,807	41,399	1,538	—	255,394
Special mention	—	—	—	—	—	3,001	—	—	3,001
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,822	15,997	11,033	86,798	82,807	44,400	1,538	—	258,395
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	85,134	115,492	85,247	432,930	383,633	524,629	75,731	15,828	1,718,624
Special mention	—	—	183	14,709	11,222	8,441	6,202	—	40,757
Substandard	—	701	3,177	194	4,512	9,975	—	—	18,559
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	85,134	116,193	88,607	447,833	399,367	543,045	81,933	15,828	1,777,940
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	36,968	52,403	34,142	66,300	22,152	66,010	274,032	3,441	555,448
Special mention	—	142	40	—	20	1,931	4,849	196	7,178
Substandard	—	—	1,136	6,182	59	1,836	29,997	6,000	45,210
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	36,968	52,545	35,318	72,482	22,231	69,777	308,878	9,637	607,836
YTD gross charge-offs	—	—	91	3,458	163	1,140	—	—	4,852
Consumer
Pass	127	406	—	837	21,031	45	91	—	22,537
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	253	—	—	—	253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	127	406	—	837	21,284	45	91	—	22,790
YTD gross charge-offs	—	—	—	—	540	—	—	—	540

Total by risk rating:
Pass	$148,345	$236,357	$181,677	$666,351	$531,924	$658,042	$399,419	$22,725	$2,844,840

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
Special mention	—	142	223	14,709	11,242	27,701	11,051	196	65,264
Substandard	—	701	4,313	23,733	4,824	11,888	29,997	6,000	81,456
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$148,345	$237,200	$186,213	$704,793	$547,990	$697,631	$440,467	$28,921	$2,991,560
YTD gross charge-offs	$—	$—	$91	$3,458	$2,000	$1,857	$—	$—	$7,406

The risk category of loans by class of loans and origination year as of December 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Construction and land development
Pass	$25,812	$25,857	$84,638	$47,687	$7,297	$2,328	$9,865	$—	$203,484
Special mention	—	—	—	—	12,431	—	—	—	12,431
Substandard	—	—	9,659	—	1,669	82	—	—	11,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,812	25,857	94,297	47,687	21,397	2,410	9,865	—	227,325
YTD gross charge-offs	—	—	967	—	—	—	—	—	967
Real estate - other:
1-4 family residential
Pass	20,297	15,581	33,660	17,902	6,683	18,628	44,286	—	157,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,895	—	—	—	4,469	—	7,364
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,297	15,581	36,555	17,902	6,683	18,628	48,755	—	164,401
YTD gross charge-offs	—	—	—	—	—	—	1	—	1
Multifamily residential
Pass	15,998	11,087	85,834	84,671	5,107	37,510	—	—	240,207
Special mention	—	—	—	—	—	3,786	—	—	3,786
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,998	11,087	85,834	84,671	5,107	41,296	—	—	243,993
YTD gross charge-offs	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other
Pass	111,911	86,261	454,470	399,393	100,110	453,301	104,456	148	1,710,050

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Special mention	—	9,568	2,583	11,268	2,264	9,848	—	495	36,026
Substandard	—	—	—	11,551	—	10,100	—	—	21,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	111,911	95,829	457,053	422,212	102,374	473,249	104,456	643	1,767,727
YTD gross charge-offs	—	—	51	—	—	—	—	—	51
Commercial and industrial
Pass	55,350	39,484	91,049	38,303	14,663	63,973	314,284	—	617,106
Special mention	307	46	1,403	1,322	230	1,920	11,868	—	17,096
Substandard	120	1,286	20,859	2,890	—	3,543	48,070	—	76,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	55,777	40,816	113,311	42,515	14,893	69,436	374,222	—	710,970
YTD gross charge-offs	—	37	24	—	—	—	—	—	61
Consumer
Pass	692	—	1,019	22,340	81	6	206	—	24,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	405	—	—	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	692	—	1,019	22,745	81	6	206	—	24,749
YTD gross charge-offs	—	—	—	238	—	—	—	—	238

Total by risk rating:
Pass	$230,060	$178,270	$750,670	$610,296	$133,941	$575,746	$473,097	$148	$2,952,228
Special mention	307	9,614	3,986	12,590	14,925	15,554	11,868	495	69,339
Substandard	120	1,286	33,413	14,846	1,669	13,725	52,539	—	117,598
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$230,487	$189,170	$788,069	$637,732	$150,535	$605,025	$537,504	$643	$3,139,165
YTD gross charge-offs	$—	$37	$2,498	$238	$—	$—	$1	$—	$2,774

Past Due and Nonaccrual Loans
A summary of past due loans as of June 30, 2025 and December 31, 2024 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2025
Construction and land development	$—	$—	$—	$—	$14,659	$170,085	$184,744
Real estate - other:
1-4 family residential	—	—	—	—	—	139,855	139,855
Multifamily residential	—	—	—	—	—	258,395	258,395
Commercial real estate and other	—	194	—	194	1,705	1,776,041	1,777,940
Commercial and industrial	67	—	—	67	1,990	605,779	607,836
Consumer	134	151	—	285	—	22,505	22,790
	$201	$345	$—	$546	$18,354	$2,972,660	$2,991,560

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659	$213,562	$227,325
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895	156,997	164,401
Multifamily residential	—	—	—	—	—	243,993	243,993
Commercial real estate and other	195	—	—	195	8,915	1,758,617	1,767,727
Commercial and industrial	1,866	1,113	—	2,979	4,917	703,074	710,970
Consumer	69	226	150	445	—	24,304	24,749
	$6,274	$5,808	$150	$12,232	$26,386	$3,100,547	$3,139,165

The Company had zero and $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at June 30, 2025 and December 31, 2024, respectively.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of June 30, 2025 and December 31, 2024 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
June 30, 2025
Construction and land development	$14,659	$—	$—	$—	$14,659	$14,659
Real estate - other:
1-4 family residential	—	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	1,705	148	—	—	1,705	83
Commercial and industrial	1,648	235	342	—	1,990	342
Consumer	—	—	—	—	—	—
Total	$18,012	$383	$342	$—	$18,354	$15,084

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2024
Construction and land development	$9,659	$—	$—	$—	$9,659	$9,659
Real estate - other:
1-4 family residential	2,895	—	—	—	2,895	2,895
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	8,915	820	—	—	8,915	—
Commercial and industrial	4,809	675	108	—	4,917	108
Consumer	—	—	—	—	—	—
Total	$26,278	$1,495	$108	$—	$26,386	$12,662

Modified Loans to Borrowers Experiencing Financial Difficulty

The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. There were no loans that were modified during the three and six months ended June 30, 2024.

	Three Months Ended 06/30/2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	—	—	183	183	—%
Commercial and industrial	6,780	134	39	6,953	1.1%
Total	$6,780	$134	$222	$7,136	0.2%

	Six Months Ended 06/30/2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	—	—	183	183	—%
Commercial and industrial	15,974	134	39	16,147	2.7%
Total	$15,974	$134	$222	$16,330	0.5%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025. There were no loans that were modified during the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(dollars in thousands)	Weighted-Average Term Extension (in Months)	Weighted-Average Term Extension (in Months)
Commercial and industrial	six months	ten months
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025.

(dollars in thousands)	Weighted-Average Payment Delay (in Months)
Commercial and industrial	90 days full payment deferrals and 12 months of partial payment deferrals

(dollars in thousands)	Weighted-Average Combination - Term Extension and Payment Delay - Financial Effect (in Months)
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average 12 months and granted 12 months partial payment deferrals.
Commercial and industrial	Extended maturity by a weighted average 6 months and granted 120 days of payment deferrals.

The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended June 30, 2025. There were no loans that were modified during the twelve month period ended June 30, 2024.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
Real estate:
Commercial real estate and other	$—	$—	$—	$—	$—	$183	$183
Commercial and industrial	—	—	—	—	342	15,805	16,147
	$—	$—	$—	$—	$342	$15,988	$16,330
During the three and six months ended June 30, 2025, there were no defaults loans that had been modified within the last 12 months. During the three and six months ended June 30, 2024, there were no defaults of loans that had been modified within the last 12 months.

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
A summary of collateral dependent loans by collateral type as of June 30, 2025 and December 31, 2024 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
June 30, 2025
Construction and land development	$—	$14,659	$—
Real estate - other:
1-4 family residential	—	—	—
Commercial real estate and other	—	1,705	—
Commercial and industrial	1,392	—	256
	$1,392	$16,364	$256

December 31, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	8,915	—	—
Commercial and industrial	1,402		3,407
	$10,317	$12,554	$3,407

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
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through May 2025 to estimate the ACL. The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the second week of June 2025. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. At June 30, 2025, modest adjustments were made to the Moody’s June 2025 U.S. baseline forecast based on a reassessment of policy actions, new data and market movements. Real GDP growth remained weak in the near term. The growth for 2025 is weaker than the March 2025 forecast. Moody’s economic forecast maintained its projection of 25 basis point interest rate cuts in both September and December 2025. The underlying assumptions in the Moody’s baseline economic forecasts remained consistent in the expectation that the Federal Reserve is expected to gradually reduce the policy rate to its neutral level of 3% by late 2026.
Moody's updated its baseline forecast in June 2025, decreasing the real GDP projection from the previous quarter's estimate, bringing it to an annual average of 1.5% for 2025. Growth in 2026 was revised downward by 0.3% from 1.4%. For 2027, the national GDP was also revised downward to 1.8%. The Conference Board’s forecast for 2025 GDP was revised downward to 1.6% in June 2025, down from 2.0% previously and in line with Moody’s Baseline scenario of 1.5%.
Moody’s downside scenario forecasted the economy to fall into a mild recession starting in the third quarter of 2025. The decline lasts for three quarters, and the peak-to-trough decline in real GDP is 1.0%. Despite the recession in the third quarter of 2025, rising inflation causes the Fed to raise the fed funds rate. It resumes easing in the fourth quarter of 2025 as the recession persists, and the Fed funds rate falls below the baseline at that point. The weakening in the economy causes the unemployment rate to rise in the third quarter of 2025. Moody’s downside scenario forecasted for California suggested the state unemployment rate would reach 7.1% in the second quarter of 2026 from the weakening economy.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 1.6% in 2025, that continues to decrease to 1.5% in 2026. The report forecasts 2025 California unemployment at 5.1%, and remaining at 5.1% in 2026. Beacon Economics forecasted the California unemployment rate upward to 5.7% from the third quarter of 2025 and topping at 5.8% for the following three quarters.
The other California economic forecasts, like GSP for the construction sector, California Home Price Index (“HPI”) and Personal Consumption Expenditure (“PCE”), used in the ACL calculation were mixed in the baseline and downside scenarios. These varied changes in key economic forecasts for California are expected to have a mixed impact on the Company's ACL.
Based on the above reviews and analyses, the Company decided to keep using the two probability-weighted scenario forecasts. The recommended weightings are based on the FOMC maintaining the federal funds rate unchanged for the fourth consecutive meeting in June 2025, amid expectations of rising inflation and slowing economic growth ahead, while still pointing to two reductions later this year. Uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. The Company opts to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the new administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, the Company believes it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is the most difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. A new presidential administration has brought changes in U.S.

economic policy, the effects of which are unknown and may potentially lead to higher inflation, as could other domestic and geopolitical developments. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.
During the second quarter of 2025, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight decrease in prepayment rates and curtailment rates from the first quarter of 2025 primarily due to lower payoffs and paydowns.
Accrued interest receivable on loans, totaled $9.7 million and $11.7 million at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a provision for (reversal of) credit losses for unfunded loan commitments of $29 thousand and $(589) thousand for the three and six months ended June 30, 2025, respectively. There was a $97 thousand and $114 thousand reversal of credit losses for unfunded loan commitments for the three and six months ended June 30, 2024, respectively. The provision for (reversal of) credit losses for unfunded loan commitments is included in (reversal of) provision for credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $2.5 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for loan losses (ALL)
Balance, beginning of period	$45,839	$22,254	$50,540	$22,569
(Reversal of) provision for loan losses	(663)	2,990	(3,821)	2,676
Charge-offs	(4,247)	(1,456)	(7,406)	(1,457)
Recoveries	181	—	1,797	—
Net charge-offs	(4,066)	(1,456)	(5,609)	(1,457)
Balance, end of period	$41,110	$23,788	$41,110	$23,788
Reserve for unfunded loan commitments
Balance, beginning of period	$2,485	$916	$3,103	$933
Provision for (reversal of) credit losses for unfunded loan commitments	29	(97)	(589)	(114)
Balance, end of period	2,514	819	2,514	819
Allowance for credit losses, end of period	$43,624	$24,607	$43,624	$24,607

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended June 30, 2025
Beginning of period	$1,704	$26,929	$16,164	$1,042	$45,839
(Reversal of) provision for loan losses	(147)	(592)	(137)	213	(663)
Charge-offs	—	(359)	(3,621)	(267)	(4,247)
Recoveries	—	—	179	2	181
Net charge-offs	—	(359)	(3,442)	(265)	(4,066)
End of period	$1,557	$25,978	$12,585	$990	$41,110
Three Months Ended June 30, 2024
Beginning of period	$2,133	$16,572	$3,538	$11	$22,254
Provision for (reversal of) loan losses	809	1,932	257	(8)	2,990
Charge-offs	—	(1,456)	—	—	(1,456)
Recoveries	—	—	—	—	—
Net charge-offs	—	(1,456)	—	—	(1,456)
End of period	$2,942	$17,048	$3,795	$3	$23,788

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Six Months Ended June 30, 2025
Beginning of period	$1,953	$29,399	$18,056	$1,132	$50,540
(Reversal of) provision for loan losses	(396)	(1,410)	(2,411)	396	(3,821)
Charge-offs	—	(2,014)	(4,852)	(540)	(7,406)
Recoveries	—	3	1,792	2	1,797
Net charge-offs	$—	$(2,011)	$(3,060)	$(538)	$(5,609)
End of period	$1,557	$25,978	$12,585	$990	$41,110

Six Months Ended June 30, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Provision for (reversal of) loan losses	910	2,225	(447)	(12)	2,676
Charge-offs	—	(1,457)	—	—	(1,457)
Recoveries	—	—	—	—	—
Net charge-offs	$—	$(1,457)	$—	$—	$(1,457)
End of period	$2,942	$17,048	$3,795	$3	$23,788

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had zero and $4.1 million of foreclosed assets at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company sold $4.1 million of OREO and recognized a loss on sale of $862 thousand.

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $144.4 million and $138.0 million at June 30, 2025 and December 31, 2024, respectively. This includes SBA loans serviced for others of $37.4 million and $33.2 million at June 30, 2025, and December 31, 2024, for which there was a related servicing asset of $406 thousand and $344 thousand, respectively.
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
A summary of changes in the SBA servicing asset for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$452	$624	$344	$546
Additions	—	—	164	109
Amortization (1)	(46)	(103)	(102)	(134)
Balance, end of period	$406	$521	$406	$521
(1) Included accelerated amortization of $17 thousand and $80 thousand for the three months ended June 30, 2025 and 2024, respectively, respectively. Included accelerated amortization of $46 thousand and $90 thousand for the six months ended June 30, 2025 and 2024, respectively.
SBA 7(a) loans sold during the six months ended June 30, 2025 totaled $9.0 million resulting in total gains on sale of SBA loans of $577 thousand. SBA 7(a) loans sold during the six months ended June 30, 2024 totaled $6.3 million resulting in total gains on sale of SBA loans of $415 thousand.
The fair value of the servicing asset approximated the carrying value at June 30, 2025 and December 31, 2024. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2025 and December 31, 2024 included:

(dollars in thousands)	June 30, 2025	December 31, 2024
Discount rate:
Range	9.5% – 24.7%	5.8% – 23.3%
Weighted average	16.2%	14.3%
Prepayment speed:
Range	13.8% – 37.8%	12.9% – 40.2%
Weighted average	19.6%	20.5%

The following table presents the components of net servicing fees, included in servicing and related fees (expense) on loans, net in the consolidated statements of operations, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Contractually specified fees	$97	$91	187	183
Amortization	(46)	(103)	(102)	(134)
Net servicing fees (expense)	$51	$(12)	$85	$49
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million and $111.8 million at June 30, 2025 and December 31, 2024, respectively. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2024, and as a result of that assessment had determined that there has been no impairment to goodwill. There were no triggering events during the second quarter of 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of June 30, 2025.
The following table presents changes in the carrying amount of goodwill for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$111,780	$37,803	$111,787	$37,803
Adjustments to goodwill(1)	(846)	—	(853)	—
Balance, end of period	$110,934	$37,803	$110,934	$37,803
(1)During the three months ended June 30, 2025, the goodwill adjustments were related to recoveries on acquired PCD loans previously charged-off prior to the CALB merger. During the six months ended June 30, 2025, the goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired from the CALB merger, offset by CALB state net operating losses that cannot be utilized post-merger and recoveries on acquired PCD loans previously charged-off prior to the CALB merger.
Core deposit intangibles are amortized over remaining periods of 3.5 to 9.1 years. Trade name is amortized over a remaining period of 1.1 years. As of June 30, 2025, the weighted-average remaining amortization period for intangible assets was approximately 8.8 years.
The Company performs the annual impairment analysis for the intangibles assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual intangible assets impairment test performed at November 30, 2024 and therefore, believes that there was no impairment as of June 30, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Gross balance, beginning of period	$27,138	$4,185	$27,138	$4,185
Additions	—	—	—	—
Gross balance, end of period	$27,138	$4,185	$27,138	$4,185

Accumulated amortization:
Balance, beginning of period	$(5,815)	$(3,055)	$(4,867)	$(2,990)
Amortization	(948)	(65)	(1,896)	(130)
Balance, end of period	(6,763)	(3,120)	(6,763)	(3,120)
Intangible assets, net, end of period	$20,375	$1,065	$20,375	$1,065

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2025	$1,895
2026	3,138
2027	2,761
2028	2,465
2029	2,160
Thereafter	7,956
$20,375

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
As of June 30, 2025, reciprocal deposits decreased to $730.6 million, representing 22.1% of total deposits and 21.7% of Bank’s total liabilities, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $83.6 million and $80.6 million as of June 30, 2025 and December 31, 2024, respectively. Brokered time deposits totaled $3.8 million and $121.1 million as of June 30, 2025 and December 31, 2024, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of June 30, 2025 and December 31, 2024, total collateralized deposits, including the deposits of State of California and their public agencies, were $26.5 million and $25.1 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 8 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.

At June 30, 2025, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2025	$140,793
2026	23,023
2027	286
2028	20
2029 and thereafter	126
$164,248

NOTE 8 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of June 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
FHLB advances	$—	$—
Subordinated notes	52,883	69,725
Total borrowings	$52,883	$69,725
Federal Home Loan Bank Secured Line of Credit
At June 30, 2025, the Company had a secured line of credit of $727.6 million from the FHLB, of which $682.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2025, the Company had pledged $2.15 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.32 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at June 30, 2025, the Company used $45.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at June 30, 2025 and December 31, 2024.
Federal Reserve Bank Secured Line of Credit
At June 30, 2025, the Company had credit availability of $320.4 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2025, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.1 million as collateral, and qualifying loans with an unpaid principal balance of $353.1 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $2.9 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at June 30, 2025 and December 31, 2024.
Federal Funds Unsecured Lines of Credit
At June 30, 2025, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2025 and December 31, 2024.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes were to mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrued at a floating rate of 90-day Secured

Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and were being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2025 and December 31, 2024, were zero and $40 thousand, respectively. The net unamortized issuance costs were netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense was recorded in interest expense in the consolidated statements of operations. During the second quarter of 2025, the Company redeemed all $18 million of the Notes at par value.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At June 30, 2025 and December 31, 2024, the net unamortized fair value discount was $170 thousand and $509 thousand, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2025, the Company was in compliance with all covenants and terms of these notes.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At June 30, 2025 and December 31, 2024, the net unamortized fair value discount was $1.9 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2025, the Company was in compliance with all covenants and terms of these notes.
NOTE 9 - SHAREHOLDERS’ EQUITY
Common Stock Repurchase Plan
On June 14, 2023, the Company announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding shares. On May 1, 2025 the Company announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were no shares repurchased under this share repurchase plan during the three and six months ended June 30, 2025.

During the third quarter of 2024, the Company issued 13,579,454 shares of common stock, including net shares for the settlement of accelerated restricted stock units, in connection with the Merger (refer to Note 2 - Business Combinations for additional information).

NOTE 10 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income	$14,099	$190	$30,952	$5,125

Weighted average common shares outstanding - basic	32,423,935	18,537,507	32,371,662	18,482,177
Dilutive effect of outstanding:
Stock options and unvested stock grants	261,197	262,006	319,981	318,437
Weighted average common shares outstanding - diluted	32,685,132	18,799,513	32,691,643	18,800,614

Earnings per common share - basic	$0.43	$0.01	$0.96	$0.28
Earnings per common share - diluted	$0.43	$0.01	$0.95	$0.27

For the three months ended June 30, 2025 and 2024, there were 227,638 and 145,422 restricted stock units and zero and 8,000 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the six months ended June 30, 2025 and 2024, there were 144,414 and 73,306 restricted stock units and zero and 4,000 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 11 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$26,767	$5,313	$27,734	$5,928
New credit granted	—	—	—	—
Closed	(1,553)	—	(1,553)	—
Repayments	(47)	(18)	(1,014)	(633)
Balance, end of period	$25,167	$5,295	$25,167	$5,295
Directors and related interests deposits at June 30, 2025 and December 31, 2024, amounted to approximately $49.5 million and $62.9 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and six months ended June 30, 2025 was $11 thousand and $22 thousand, respectively. Total lease expense for the three and six months ended June 30, 2024 was $11 thousand and $22 thousand, respectively, and future minimum lease payments under the lease were $85 thousand and $107 thousand as of June 30, 2025 and December 31, 2024, respectively.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment

Committee for Launchpad. At June 30, 2025 and December 31, 2024, total capital contributions made to this investment were $1.3 million and $1.2 million, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$891,521	$925,076
Letters of credit issued to customers	24,165	16,147
Commitments to contribute capital to other equity investments	7,794	5,914
	$923,480	$947,137
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and six months ended June 30, 2025 was $247 thousand and $494 thousand, respectively. The expense incurred for these agreements for the three and six months ended June 30, 2024 was $81 thousand and $162 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined at this time and the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
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
At June 30, 2025, the maximum number of shares authorized for issuance under the 2019 Plan was 3,400,000.
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
For the three and six months ended June 30, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2024, total stock-based compensation cost related to stock options and restricted stock units was $996 thousand and $1.9 million, respectively.
Stock Options
As of June 30, 2025, there was $14 thousand of total unrecognized compensation cost related to the outstanding stock options. There were 9,375 stock options exercised with the intrinsic value of $79 thousand during the three months ended June 30, 2025, and no stock options exercised during the three months ended June 30, 2024. There were $11 thousand related tax benefit for the disqualifying disposition of incentive stock options (“ISO”) exercised for the three months ended June 30, 2025. Related tax expense for non-qualified stock option exercised were approximately $6 thousand for the three months ended June 30, 2024.
There were 14,513 and 81,400 stock options exercised during the six months ended June 30, 2025 and 2024, respectively. The intrinsic value of stock options exercised was approximately $119 thousand and $558 thousand for the six months ended June 30, 2025 and 2024, respectively. There were $11 thousand related tax benefit for the disqualifying disposition of ISO exercised for the six months ended June 30, 2025. Related tax expense for non-qualified stock option exercised were approximately $32 thousand for the six months ended June 30, 2024.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2025 and 2024.

A summary of changes in outstanding stock options during the three and six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	131,750	$9.71	136,888	$9.64
Granted	—	$—	—	$—
Exercised	(9,375)	$6.47	(14,513)	$6.94
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	122,375	$9.96	122,375	$9.96	2.5	$710
Options exercisable	119,275	$9.93	119,275	$9.93	2.4	$696

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	175,363	$9.48	272,813	$9.30
Exercised	—	$—	(81,400)	$8.68
Expired	—	$—	(750)	$5.93
Forfeited	—	$—	(15,300)	$10.75
Outstanding at end of period	175,363	$9.47	175,363	$9.47	3.1	$701
Options exercisable	169,163	$9.43	169,163	$9.43	2.9	$683

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and six months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	977,048	$14.65	1,048,899	$14.73
Granted	55,885	$14.76	187,148	$15.59
Vested	(62,504)	$14.77	(260,452)	$15.61
Forfeited	(5,679)	$17.61	(10,845)	$16.75
Unvested at end of period	964,750	$14.63	964,750	$14.63

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	691,011	$13.13	637,899	$13.11
Granted	—	$—	168,035	$15.25
Vested	(28,704)	$14.63	(138,788)	$15.83
Forfeited	(1,191)	$16.80	(6,030)	$15.76
Unvested at end of period	661,116	$13.06	661,116	$13.06

As of June 30, 2025, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of June 30, 2025, there was $10.6 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.9 years. The total unrecognized compensation expense included $826 thousand related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 3.2 years. The total grant date fair value of restricted stock units vested was $923 thousand and $4.1 million for the three and six months ended June 30, 2025, and $420 thousand and $2.2 million for the three and six months ended June 30, 2024. Related tax expenses were approximately zero and $5 thousand for the three and six months ended June 30, 2025, and approximately zero and $53 thousand for the three and six months ended June 30, 2024.
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
The estimated fair value hierarchy level and estimated fair value of financial instruments at June 30, 2025 and December 31, 2024, is summarized as follows:

		June 30, 2025		December 31, 2024
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$84,017	$84,017	$60,471	$60,471
Fed funds and interest-bearing balances	Level 1	346,120	346,120	327,691	327,691
Debt securities available for sale	Level 1/2	188,167	188,167	142,001	142,001
Debt securities held to maturity	Level 2	53,108	47,538	53,280	47,823
Loans held for sale	Level 2	6,088	6,420	17,180	17,855
Loans held for investment, net	Level 3	2,950,450	2,949,454	3,088,625	3,080,175
Restricted stock, at cost	Level 2	30,858	30,858	30,829	30,829
Other equity securities	Level 2	9,187	9,187	13,691	13,691
Accrued interest receivable	Level 2	10,832	10,832	12,824	12,824

Financial liabilities:
Deposits	Level 2	3,312,278	3,311,954	3,398,760	3,398,447
Borrowings	Level 2	52,883	53,999	69,725	69,876
Accrued interest payable	Level 2	1,103	1,103	4,342	4,342
Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$121,723	$—	$121,723
SBA securities	—	4,319	—	4,319
U.S. Treasury	2,454	—	—	2,454
U.S. Agency	—	1,746	—	1,746
Collateralized mortgage obligations	—	56,168	—	56,168
Taxable municipals	—	928	—	928
Tax exempt bank-qualified municipals	—	829	—	829
	$2,454	$185,713	$—	$188,167

December 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$83,274	$—	$83,274
SBA securities	—	5,333	—	5,333
U.S. Treasury	12,326	—	—	12,326
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	37,663	—	37,663
Taxable municipals	—	909	—	909
Tax exempt bank-qualified municipals	—	826	—	826
	$12,326	$129,675	$—	$142,001
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At June 30, 2025, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were no partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and no related specific reserves were recorded during the six months ended June 30, 2025.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024. There was no OREO as of June 30, 2025. OREO

is presented net of an allowance of $614 thousand as of December 31, 2024. Only individually evaluated collateral-dependent loans with a related specific ACL or a partial charge off are included in the following table for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
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

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of June 30, 2025 and December 31, 2024.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
June 30, 2025
Collateral dependent loans
Construction and land	$9,708	Fair value of property	Cost to sell	7.50% - 7.50% (7.50%)
Total collateral dependent loans	$9,708

December 31, 2024
Collateral dependent loans
Construction and land	$9,708	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
1-4 family residential	4,191	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
Commercial real estate and other	14,316	Fair value of property	Discount to appraised values	18.13% – 30.00% (19.70%)
			Costs to sell	7.50% – 7.50% (7.50%)
Commercial and industrial	5,582	Fair value of collateral	Discount to appraised values	20.00% – 60.00% (27.37%)
			Costs to sell	7.50% - 7.50% (7.50%)
	894	Fair value of property	Costs to sell	8.00% – 10.00% (8.62%)
	6,476
Total collateral dependent loans	$34,691
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50% – 7.50% (7.50%)

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
Recent Developments
Merger with California BanCorp (“CALB”)
On July 31, 2024, the Company completed its all-stock merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. At July 31, 2024, CALB had total loans of $1.43 billion, total assets of $1.91 billion, and total deposits of $1.64 billion. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly-owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provided an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained all banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region for a total of 14 Bank branches.
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
Market and Banking Industry Updates
The recently passed One Big Beautiful Bill Act includes a broad range of tax reform provisions impacting individuals and businesses, along with substantial cuts to social programs and reduced funding for financial oversight agencies, including the Consumer Financial Protection Bureau. These changes may affect deposit customers, borrowers, and the banking industry. The full impact of the Act is still being assessed and remains uncertain at this time. Separately, California’s single sales factor apportionment bill for financial institutions does not have a material impact on our estimated income tax expense, deferred taxes, or other comprehensive income.
At the July 30, 2025, Federal Open Market Committee meeting, members voted to maintain the target range for the Fed funds rate between 4.25%and 4.50%. Regarding the effects of tariffs on the economy, the Chairman observed that changes to government policies continue to evolve, and their effects on the economy remain uncertain and that higher tariffs have begun to show through more clearly in the prices of some goods, but their overall effects on economic activity and inflation remains to be seen. The Fed is being conservative by keeping rates where they are given all the uncertainty around inflation and the economy. With borrowing costs holding steady, the net interest margins may remain stable in the short term. However, anticipated rate cuts could pressure margins if long-term rates begin to decline.
The Chairman pointed out that the growth of economic activity has moderated, particularly due to a slowdown in consumer spending, while business investment has picked up. GDP rose at a 1.2 percent pace in the first half of the year, down from 2.5 percent last year. This mixed outlook suggests credit risk could rise if economic conditions weaken further.
Markets have been volatile lately due to the recent changes in tariff policies and given the fluid dynamics of the situation we are reaching out to our clients to assess the potential impact of these changing policies on their businesses. We continue to monitor the effect of tariffs and trade negotiations on our clients and we do not expect to see an impact on client operations from those events. We have minimal exposure to international trade, although some of our clients do source materials from outside the country.
In California, Moody’s anticipates GDP growth to decelerate to 1.6% in 2025 and to continue to decrease to 1.5% in 2026. Despite this slowdown, the state retains its status as the world’s fourth-largest economy; however, California’s economy is cooling off, with slower payroll growth and downward revisions widening the gap with national trends. The tech sector is experiencing a sharp downturn, with most consumer-oriented industries under pressure. Building permits declined in 2024 and have yet to recover. With the trade war heating up, growing uncertainty is prompting businesses and investors to scale back and proceed cautiously. We have observed that some clients have expressed hesitancy in initiating projects due to the uncertain economic environment.
Inflation has had a material impact on the growth of total assets within the banking industry, prompting the need to raise equity capital at accelerated rates to preserve a healthy equity-to-assets ratio. It also drives increases in other operating expenses. Management views interest rate risk as the key challenge in mitigating inflation's impact. We undertake substantial efforts to maintain a strategic balance between our rate-sensitive assets and liabilities across economic cycles to reduce volatility in net interest income.
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. We have made significant progress in derisking our consolidated balance sheets by decreasing our exposure in the Sponsor Finance portfolio, reducing our reliance on brokered deposits and improving overall credit quality. The reduction in credit risk in our total loan portfolio is reflected in the reversal of provision for loan losses over three consecutive quarters, a significant decrease in our non-performing assets to total assets ratio to 0.46% at June 30, 2025 from 0.68% at December 31, 2024, as well as a significant decrease in special mention and substandard loans since year-end.
Per the regulatory definition of commercial real estate, at June 30, 2025, our concentration of such loans represented 454% of our total risk-based capital. In addition, at June 30, 2025, total loans secured by commercial real estate under construction and land development represented 37% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at June 30, 2025 were $16.4 million and there were $2.0 million charge-offs during the six months ended June 30, 2025. At June 30, 2025, there was no OREO.
Given the nature of our commercial banking business, approximately 48% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2025.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At June 30, 2025, the amortized cost of our held-to-maturity debt securities was $53.1 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $188.2 million, or approximately 4.8% of total assets. The 10-Year Treasury Bond was approximately at 4.2% at the end of June 30, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in the in the first half of 2025, resulted in a lower net unrealized losses on our debt securities at June 30, 2025. At June 30, 2025, our accumulated other comprehensive loss, net of taxes, decreased to $3.7 million, compared to $6.6 million at December 31, 2024. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $7.7 million at June 30, 2025. The results of our stress testing on our debt security portfolio at June 30, 2025, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $36.1 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
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
•Struggles to drive efficiencies across functions while maintaining cost-effectiveness;
•Liquidity stresses to maintain sufficient levels of high-quality liquid assets and access to borrowing lines;
•The rising threat of cyberattacks and substantial investment required for protection; and
•Potential negative effects of current and future governmental, monetary and fiscal policies, such as the implementation of tariffs and counter-tariffs on future business conditions.

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

	Three Months Ended			Six Months Ended June 30,
($ in thousands except share and per share data)	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
EARNINGS
Net interest income	$41,417	$42,255	$21,007	$83,672	$41,501
(Reversal of) provision for credit losses	$(634)	$(3,776)	$2,893	$(4,410)	$2,562
Noninterest income	$2,856	$2,566	$1,169	$5,422	$2,582
Noninterest expense	$24,833	$24,920	$19,005	$49,753	$33,986
Income tax expense	$5,975	$6,824	$88	$12,799	$2,410
Net income	$14,099	$16,853	$190	$30,952	$5,125
Pre-tax pre-provision income(1)	$19,440	$19,901	$3,171	$39,341	$10,097
Adjusted pre-tax pre-provision income(1)	$19,440	$19,901	$3,662	$39,341	$11,137
Diluted earnings per share	$0.43	$0.52	$0.01	$0.95	$0.27
Ending shares outstanding	32,463,311	32,402,140	18,547,352	32,463,311	18,547,352

PERFORMANCE RATIOS
Return on average assets	1.45%	1.71%	0.03%	1.58%	0.45%
Adjusted return on average assets(1)	1.45%	1.71%	0.11%	1.58%	0.53%
Return on average common equity	10.50%	13.18%	0.26%	11.81%	3.53%
Adjusted return on average common equity(1)	10.50%	13.18%	0.82%	11.81%	4.19%
Yield on loans	6.58%	6.61%	6.21%	6.59%	6.11%
Yield on earning assets	6.21%	6.26%	5.97%	6.24%	5.88%
Cost of deposits	1.59%	1.59%	2.12%	1.59%	2.08%
Cost of funds	1.73%	1.72%	2.21%	1.73%	2.19%
Net interest margin	4.61%	4.65%	3.94%	4.63%	3.87%
Efficiency ratio(1)	56.1%	55.6%	85.7%	55.8%	77.1%
Adjusted efficiency ratio(1)	56.1%	55.6%	83.5%	55.8%	74.7%
Net charge-offs to average loans held-for-investment	(0.54)%	(0.20)%	(0.31)%	(0.37)%	(0.15)%

	June 30, 2025	December 31, 2024
CAPITAL
Tangible equity to tangible assets(1)	10.89%	9.69%
Book value (BV) per common share	$16.87	$15.86
Tangible BV per common share(1)	$12.82	$11.71

ASSET QUALITY
Allowance for loan losses (ALL)	$41,110	$50,540
Reserve for unfunded loan commitments	2,514	3,103
Allowance for credit losses (ACL)	$43,624	$53,643
Allowance for loan losses to nonperforming loans	224%	190%
ALL to total loans	1.37%	1.61%
ACL to total loans	1.46%	1.71%
30-89 days past due, excluding nonaccrual loans	$546	$12,082
Over 90 days past due, excluding nonaccrual loans	$—	$150
Special mention loans	$65,264	$69,339
Special mention loans to total loans held for investment	2.18%	2.21%
Substandard loans	$81,456	$117,598
Substandard loans to total loans held for investment	2.72%	3.75%
Nonperforming loans	$18,354	$26,536
Nonperforming loans to total loans held for investment	0.61%	0.85%
Other real estate owned	$—	$4,083
Nonperforming assets	$18,354	$30,619
Nonperforming assets to total assets	0.46%	0.76%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$2,997,648	$3,156,345
Total assets	$3,953,717	$4,031,654
Deposits	$3,312,278	$3,398,760
Loans to deposits	90.5%	92.9%
Shareholders' equity	$547,593	$511,836
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Efficiency Ratio
Noninterest expense	$24,833	$24,920	$19,005	$49,753	$33,986
Less: Merger and related expenses	—	—	491	—	1,040
Adjusted noninterest expense	$24,833	$24,920	$18,514	$49,753	$32,946

Net interest income	41,417	42,255	21,007	83,672	41,501
Noninterest income	2,856	2,566	1,169	5,422	2,582
Total net interest income and noninterest income	$44,273	$44,821	$22,176	$89,094	$44,083
(1) Efficiency ratio (non-GAAP)	56.1%	55.6%	85.7%	55.8%	77.1%
(1) Adjusted efficiency ratio (non-GAAP)	56.1%	55.6%	83.5%	55.8%	74.7%

Pre-tax Pre-provision Income
Net interest income	$41,417	$42,255	$21,007	$83,672	$41,501
Noninterest income	2,856	2,566	1,169	5,422	2,582
Total net interest income and noninterest income	44,273	44,821	22,176	89,094	44,083
Less: Noninterest expense	24,833	24,920	19,005	49,753	33,986
(2) Pre-tax pre-provision income (non-GAAP)	$19,440	$19,901	$3,171	$39,341	$10,097
Add: Merger and related expenses	—	—	491	—	1,040
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$19,440	$19,901	$3,662	$39,341	$11,137

Return on Average Assets, Equity, and Tangible Equity
Net income	$14,099	$16,853	$190	$30,952	$5,125
Add: After-tax merger and related expenses (1)	—	—	412	—	959
(3) Adjusted net income (non-GAAP)	$14,099	$16,853	$602	$30,952	$6,084

Average assets	$3,905,279	$3,999,509	$2,294,678	$3,952,134	$2,302,252
Average shareholders’ equity	538,378	518,543	294,121	528,516	291,942
Less: Average intangible assets	132,600	133,567	38,900	133,081	38,932
(4) Average tangible common equity (non-GAAP)	$405,778	$384,976	$255,221	$395,435	$253,010

Return on average assets	1.45%	1.71%	0.03%	1.58%	0.45%
(5) Adjusted return on average assets (non-GAAP)	1.45%	1.71%	0.11%	1.58%	0.53%
Return on average equity	10.50%	13.18%	0.26%	11.81%	3.53%
(5) Adjusted return on average equity (non-GAAP)	10.50%	13.18%	0.82%	11.81%	4.19%
(6) Return on average tangible common equity (non-GAAP)	13.94%	17.75%	0.30%	15.78%	4.07%
(6) Adjusted return on average tangible common equity (non-GAAP)	13.94%	17.75%	0.95%	15.78%	4.84%
(1) After-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$547,593	$511,836
Less: Intangible assets	131,309	134,058
(7) Tangible common equity (non-GAAP)	$416,284	$377,778

Total assets	$3,953,717	$4,031,654
Less: Intangible assets	131,309	134,058
(7) Tangible assets (non-GAAP)	$3,822,408	$3,897,596

Equity to asset ratio	13.85%	12.70%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	10.89%	9.69%
Book value per share	$16.87	$15.86
(9) Tangible book value per share (non-GAAP)	$12.82	$11.71
Shares outstanding	32,463,311	32,265,935

Impact of Merger on Earnings
The comparability of our financial information is affected by the merger with CALB. We completed the Merger on July 31, 2024. The Merger has been accounted for using the acquisition method of accounting and, accordingly, CALB’s operating results have been included in the consolidated financial statements for periods beginning after July 31, 2024. Refer to Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Results of Operations
Net Income
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
Net income for the three months ended June 30, 2025 was $14.1 million, or $0.43 per diluted share, compared to $16.9 million or $0.52 per diluted share in the prior quarter. The $2.8 million decrease in net income from the prior quarter was primarily due to a decrease in the reversal of provision for loan losses of $3.1 million and a $838 thousand decrease in net interest income, partially offset by a $290 thousand increase in noninterest income and a $87 thousand decrease in noninterest expense. Pre-tax, pre-provision income for the three months ended June 30, 2025 was $19.4 million, a decrease of $461 thousand, or 2.3% compared to pre-tax, pre-provision income of $19.9 million for the three months ended March 31, 2025.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net income for the three months ended June 30, 2025 was $14.1 million, or $0.43 per diluted share, compared to $190 thousand, or $0.01 per diluted share for the same 2024 period. The $13.9 million increase in net income from the three months ended June 30, 2024 was primarily due to a $20.4 million increase in net interest income from higher average interest-earning assets resulting from the Merger, a $1.7 million increase in noninterest income and a $3.5 million decrease in the provision for credit losses, partially offset by a $5.8 million increase in noninterest expense. Pre-tax, pre-provision income for the three months ended June 30, 2025 was $19.4 million, an increase of $16.3 million, or 513.1% compared to pre-tax, pre-provision income of $3.2 million for the same 2024 period.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net income for the six months ended June 30, 2025 was $31.0 million, or $0.95 per diluted share, compared to net income of $5.1 million, or $0.27 per diluted share in the prior year. The $25.8 million increase in net income from the prior year was primarily due to a $42.2 million increase in net interest income, a $7.0 million decrease in the provision for credit losses, partially offset by a $15.8 million increase in noninterest expense, and a $10.4 million increase in income taxes. Pre-tax, pre-provision income for the six months ended June 30, 2025 was $39.3 million, an increase of $29.2 million, or 289.6% compared to pre-tax, pre-provision income of $10.1 million for the six months ended June 30, 2024.

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

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$2,992,299	$49,080	6.58%	$3,109,722	$50,686	6.61%	$1,882,845	$29,057	6.21%
Taxable debt securities	164,558	1,751	4.27%	139,481	1,524	4.43%	123,906	1,229	3.99%
Tax-exempt debt securities (2)	53,438	304	2.89%	53,522	305	2.93%	53,754	306	2.90%
Deposits in other financial institutions	295,602	3,270	4.44%	316,582	3,468	4.44%	47,417	638	5.41%
Fed funds sold/resale agreements	65,568	730	4.47%	30,413	335	4.47%	19,062	261	5.51%
Restricted stock investments and other bank stock	31,672	651	8.24%	31,657	507	6.50%	17,091	358	8.42%
Total interest-earning assets	3,603,137	55,786	6.21%	3,681,377	56,825	6.26%	2,144,075	31,849	5.97%
Total noninterest-earning assets	302,142			318,132			150,603
Total assets	$3,905,279			$3,999,509			$2,294,678

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$763,987	$3,666	1.92%	$735,209	$3,366	1.86%	$361,244	$2,134	2.38%
Money market and savings accounts	1,149,286	7,724	2.70%	1,161,960	7,750	2.70%	653,244	4,905	3.02%
Time deposits	165,049	1,550	3.77%	207,519	2,063	4.03%	259,722	3,145	4.87%
Total interest-bearing deposits	2,078,322	12,940	2.50%	2,104,688	13,179	2.54%	1,274,210	10,184	3.21%
Borrowings:
FHLB advances	—	—	—%	—	—	—%	27,391	387	5.68%
Subordinated debt	67,159	1,429	8.53%	70,027	1,391	8.06%	17,901	271	6.09%
Total borrowings	67,159	1,429	8.53%	70,027	1,391	8.06%	45,292	658	5.84%
Total interest-bearing liabilities	2,145,481	14,369	2.69%	2,174,715	14,570	2.72%	1,319,502	10,842	3.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,179,791			1,255,883			658,001
Other liabilities	41,629			50,368			23,054
Shareholders’ equity	538,378			518,543			294,121
Total Liabilities and Shareholders’ Equity	$3,905,279			$3,999,509			$2,294,678
Net interest spread			3.52%			3.54%			2.67%
Net interest income and margin(4)		$41,417	4.61%		$42,255	4.65%		$21,007	3.94%
Cost of deposits(5)	$3,258,113	$12,940	1.59%	$3,360,571	$13,179	1.59%	$1,932,211	$10,184	2.12%
Cost of funds(6)	$3,325,272	$14,369	1.73%	$3,430,598	$14,570	1.72%	$1,977,503	$10,842	2.21%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $5.6 million, $6.1 million and $386 thousand for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 36.21%, 37.37% and 34.05% of average total deposits for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively.
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

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,050,686	$99,766	6.59%	$1,896,058	$57,641	6.11%
Taxable debt securities	152,089	3,275	4.34%	125,355	2,442	3.92%
Tax-exempt debt securities (2)	53,480	609	2.91%	53,798	612	2.90%
Deposits in other financial institutions	306,034	6,738	4.44%	50,737	1,354	5.37%
Fed funds sold/resale agreements	48,088	1,065	4.47%	14,417	395	5.51%
Restricted stock investments and other bank stock	31,665	1,158	7.37%	16,752	669	8.03%
Total interest-earning assets	3,642,042	112,611	6.24%	2,157,117	63,113	5.88%
Total noninterest-earning assets	310,092			145,135
Total assets	$3,952,134			$2,302,252

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$749,677	$7,032	1.89%	$360,514	$4,179	2.33%
Money market and savings accounts	1,155,588	15,474	2.70%	650,942	9,630	2.98%
Time deposits	186,167	3,613	3.91%	257,598	6,166	4.81%
Total interest-bearing deposits	2,091,432	26,119	2.52%	1,269,054	19,975	3.17%
Borrowings:
FHLB advances	—	—	—%	38,992	1,095	5.65%
Subordinated debt	68,585	2,820	8.29%	17,890	542	6.09%
Total borrowings	68,585	2,820	8.29%	56,882	1,637	5.79%
Total interest-bearing liabilities	2,160,017	28,939	2.70%	1,325,936	21,612	3.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,217,627			659,633
Other liabilities	45,974			24,741
Shareholders’ equity	528,516			291,942
Total Liabilities and Shareholders’ Equity	$3,952,134			$2,302,252
Net interest spread			3.54%			2.60%
Net interest income and margin (4)		$83,672	4.63%		$41,501	3.87%
Cost of deposits (5)	$3,309,059	$26,119	1.59%	$1,928,687	$19,975	2.08%
Cost of funds (6)	$3,377,644	$28,939	1.73%	$1,985,569	$21,612	2.19%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $11.7 million and $990 thousand for the six months ended June 30, 2025 and 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 36.80%, and 34.20% of average total deposits for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30, 2025 vs. March 31, 2025			Three Months Ended June 30, 2025 vs. June 30, 2024			Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$(1,363)	$(243)	$(1,606)	$18,190	$1,833	$20,023	$37,302	$4,823	$42,125
Taxable debt securities	286	(59)	227	431	91	522	550	283	833
Tax-exempt debt securities	4	(5)	(1)	(1)	(1)	(2)	(6)	3	(3)
Deposits in other financial institutions	(194)	(4)	(198)	2,767	(135)	2,632	5,656	(272)	5,384
Fed fund sold/resale agreements	395	—	395	527	(58)	469	758	(88)	670
Restricted stock investments and other bank stock	6	138	144	301	(8)	293	548	(59)	489
Total interest-earning assets	(866)	(173)	(1,039)	22,215	1,722	23,937	44,808	4,690	49,498

Interest-bearing liabilities:
Interest-bearing NOW accounts	173	127	300	2,005	(473)	1,532	3,765	(912)	2,853
Money market and savings accounts	1	(27)	(26)	3,397	(578)	2,819	6,804	(960)	5,844
Time deposits	(264)	(249)	(513)	(591)	(1,004)	(1,595)	(1,562)	(991)	(2,553)
Total interest-bearing deposits	(90)	(149)	(239)	4,811	(2,055)	2,756	9,007	(2,863)	6,144
Borrowings:
FHLB advances	—	—	—	(193)	(194)	(387)	(549)	(546)	(1,095)
Subordinated debt	(44)	82	38	1,011	147	1,158	2,021	257	2,278
Total borrowings	(44)	82	38	818	(47)	771	1,472	(289)	1,183
Total interest-bearing liabilities	(134)	(67)	(201)	5,629	(2,102)	3,527	10,479	(3,152)	7,327
Net interest income	$(732)	$(106)	$(838)	$16,586	$3,824	$20,410	$34,329	$7,842	$42,171

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
Net interest income for the second quarter of 2025 was $41.4 million, compared with $42.3 million in the prior quarter. The decrease in net interest income was primarily due to a $1.0 million decrease in total interest and dividend income, partially offset by a $201 thousand decrease in total interest expense in the second quarter of 2025, as compared to the prior quarter. During the second quarter of 2025, loan interest income decreased by $1.6 million, including a decrease of $496 thousand of accretion income from the net purchase accounting discounts on acquired loans, partially offset by increases of $226 thousand in total debt securities income and $341 thousand in interest and dividend income from other financial institutions. The decrease in interest income was mainly due to decreases in average total loan balances. Average total interest-earning assets decreased $78.2 million in the second quarter of 2025, the result of a $117.4 million decrease in average total loans and a $21.0 million decrease in average deposits in other financial institutions, partially offset by a $25.0 million increase in average total debt securities and a $35.2 million increase in average Fed funds sold/resale agreements. The decrease in interest expense for the second quarter of 2025 was primarily due to a $239 thousand decrease in interest expense on interest-bearing deposits, the result of a $26.4 million decrease in average interest-bearing deposits and a 4 basis point decrease in average interest-bearing deposit costs in the second quarter of 2025.

Net interest margin for the second quarter of 2025 was 4.61%, compared with 4.65% in the prior quarter. The decrease was primarily related to a 5 basis point decrease in the total interest-earning assets yield, coupled with a 1 basis point increase in the cost of funds. The yield on total average interest-earning assets in the second quarter of 2025 was 6.21%, compared with 6.26% in the prior quarter. The yield on average total loans in the second quarter of 2025 was 6.58%, a decrease of 3 basis points from 6.61% in the prior quarter. Accretion income from the net purchase accounting discounts on acquired loans was $5.2 million, increasing the yield on average total loans by 69 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $555 thousand, the combination of which increased the net interest margin by 51 basis points in the second quarter of 2025. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $5.7 million, increasing the yield on average total loans by 74 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $526 thousand, the combination of which increased the net interest margin by 57 basis points.

Cost of funds for the second quarter of 2025 was 1.73%, a slight increase of 1 basis point from 1.72% in the prior quarter. The increase was primarily driven by an increase of 47 basis points in the cost of total borrowings, which was driven mostly by the decrease in average total borrowings of $2.9 million from the redemption of the $18 million subordinated notes in June 2025, coupled with higher borrowing expense related to those subordinated notes converting to a floating-rate during the second quarter of 2025 and up to redemption, partially offset by a 4 basis point decrease in the cost of average interest-bearing deposits. The amortization expense of $560 thousand from the purchase accounting discounts on acquired subordinated debt contributed 7 basis points to the cost on funds. Average noninterest-bearing demand deposits decreased $76.1 million to $1.18 billion and represented 36.2% of total average deposits for the second quarter of 2025, compared with $1.26 billion and 37.4%, respectively, in the prior quarter; average interest-bearing deposits decreased $26.4 million to $2.08 billion during the second quarter of 2025. The total cost of deposits in the second quarter of 2025 was maintained at 1.59%, the same as the prior quarter. The cost of total interest-bearing deposits decreased 4 basis points primarily due to the Company’s ongoing strategy to pay off high cost brokered deposits and listing money market deposits in the second quarter of 2025.

Average total borrowings decreased $2.9 million to $67.2 million in the second quarter of 2025, primarily due to the redemption of the $18 million subordinated notes in June 2025. The average cost of total borrowings was 8.53% for the second quarter of 2025, up from 8.06% in the prior quarter.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net interest income for the three months ended June 30, 2025 was $41.4 million, compared with $21.0 million for the three months ended June 30, 2024. The increase in interest income primarily relates to increases in total average interest-earning assets due to the Merger during the third quarter of 2024. The

$20.4 million increase in net interest income was due to higher average balances and yields on interest-earning assets coupled with lower costs of interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities.
Net interest margin for the three months ended June 30, 2025 was 4.61%, compared with 3.94% for the same 2024 period. The 67 basis point increase was primarily related to a 24 basis point increase in the total average interest-earning assets yield resulting from higher accretion income from the net purchase accounting discounts on acquired loans and a change in our average interest-earning asset mix, coupled with a 48 basis point decrease in the cost of funds. The yield on total average earning assets during the three months ended June 30, 2025 was 6.21%, compared with 5.97% for the same 2024 period. The yield on average loans during the three months ended June 30, 2025 was 6.58%, an increase of 37 basis points from 6.21% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $5.2 million, increasing the yield on average total loans by 69 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $555 thousand, the combination of which increased the net interest margin by 51 basis points in the second quarter of 2025.
During the three months ended June 30, 2025, total interest income increased $23.9 million, comprised of a $20.0 million increase in total loan interest income, of which $5.2 million was related to accretion income from the net purchase accounting discounts on acquired loans, a $520 thousand increase in total debt securities income, and a $3.4 million increase in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value loan marks. Average interest-earning assets increased $1.46 billion, resulting primarily from a $1.11 billion increase in average total loans, a $248.2 million increase in average deposits in other financial institutions, a $40.3 million increase in total average debt securities, a $14.6 million increase in average restricted stock investments and other bank stock, and a $46.5 million increase in average Fed funds sold/resale agreements.
During the three months ended June 30, 2025, total interest expense increased by $3.5 million to $14.4 million, comprised primarily of a $2.8 million increase in interest expense on interest-bearing liabilities primarily driven by the increase in average interest-bearing liabilities resulting from the Merger, partially offset by a decrease in the cost of interest-bearing deposits resulting from our deposit repricing strategy and the ongoing reduction of high cost brokered deposits.
Total cost of funds for the three months ended June 30, 2025 was 1.73%, a decrease of 48 basis points from 2.21% for the same 2024 period. The decrease was primarily driven by a 71 basis point decrease in the cost of interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by an increase of 269 basis points in the cost of total borrowings. Average noninterest-bearing demand deposits increased $521.8 million to $1.18 billion and represented 36.2% of total average deposits for the three months ended June 30, 2025, compared with $658.0 million and 34.1%, respectively, for the same 2024 period; average interest-bearing deposits increased $804.1 million to $2.08 billion during the three months ended June 30, 2025. The total cost of deposits for the three months ended June 30, 2025 was 1.59%, down 53 basis points from 2.12% for the same 2024 period.
Average total borrowings increased $21.9 million to $67.2 million for the three months ended June 30, 2025 resulting from an increase of $49.3 million in average subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $27.4 million decrease in average FHLB advances. Additionally, average total borrowings decreased in the second quarter of 2025, as a result of the redemption of the $18 million subordinated notes in June 2025. The average cost of total borrowings was 8.53% for the three months ended June 30, 2025, a 269 basis point increase from 5.84% for the same 2024 period. The increase was primarily attributable to borrowing costs associated with the acquired subordinated debt, including net amortization of purchase accounting discounts, coupled with a higher borrowing expense related to those subordinated notes converting to a floating-rate and up to redemption during the second quarter of 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net interest income for the six months ended June 30, 2025 was $83.7 million, compared to $41.5 million for the six months ended June 30, 2024. The increase was primarily due to a $49.5 million increase in total interest income, offset by a $7.3 million increase in total interest expense. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total average interest-bearing liabilities from the Merger during the third quarter of 2024. During the six months ended June 30, 2025, total loan interest income increased $42.1 million, of which $10.8 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $830 thousand, and interest and dividend income from other financial institutions and other interest-earning assets increased $6.5 million. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. The increase in interest income was primarily due to higher average balances, due in part to the Merger, and a 36 basis point increase in yield on the total average interest-earning assets for the six months ended June 30, 2025 compared to the same 2024 period. Total average interest-earning assets increased $1.48 billion, resulting from a $1.15 billion increase in average total loans, a $26.4 million increase in total average debt securities, a $255.3 million increase in average deposits in other financial institutions, and a $33.7 million increase in average Fed funds sold/resale agreements.
During the six months ended June 30, 2025, total interest expense increased by $7.3 million to $28.9 million as compared to the same period in 2024, comprised primarily of a $6.1 million increase in interest on average interest-bearing liabilities driven by the increase in average interest-bearing liabilities from the Merger, partially offset by the decrease in the cost of interest-bearing deposits between periods.
Net interest margin for the six months ended June 30, 2025 was 4.63%, compared with 3.87% for the six months ended June 30, 2024. The increase was primarily related to a 46 basis point decrease in the cost of funds and a 36 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix. The yield on total earning assets during the six months ended June 30, 2025 was 6.24%, compared with 5.88% for the six months ended June 30, 2024. The yield on average total loans during the six months ended June 30, 2025 was 6.59%, a 48 basis point increase from 6.11% for the six months ended June 30, 2024. The cost on total interest-bearing liabilities during the six months ended June 30, 2025 was 2.70%, a 58 basis point decrease from 3.28% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $10.8 million and the amortization expense impact on interest expense was $1.1 million, the combination of which increased the net interest margin by 54 basis points for the six months ended June 30, 2025. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 72 basis points for the six months ended June 30, 2025.
Total cost of funds for the six months ended June 30, 2025 was 1.73%, a decrease of 46 basis points from 2.19% for the six months ended June 30, 2024. The decrease was primarily driven by a 65 basis point decrease in the cost of interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by increases in average total borrowings and cost of total borrowings. Average noninterest-bearing demand deposits increased $558.0 million to $1.22 billion and represented 36.8% of total average deposits for the six months ended June 30, 2025, compared with $659.6 million and 34.2%, respectively, for the same 2024 period; average interest-bearing deposits increased $822.4 million to $2.09 billion during the six months ended June 30, 2025. The total cost of deposits for the six months ended June 30, 2025 was 1.59%, down 49 basis points from 2.08% for the same 2024 period.
Average total borrowings increased $11.7 million to $68.6 million for the six months ended June 30, 2025, resulting primarily from a $50.7 million increase in subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $39.0 million decrease in average FHLB advances. Additionally, average total borrowings decreased in the six months ended June 30, 2025 as a result of the redemption of the $18 million subordinated notes in June 2025. The average cost of total borrowings was 8.29% for the six months ended June 30, 2025, a 250 basis point increase from 5.79% for the same 2024 period.

The increase was primarily attributable to borrowing costs associated with the acquired subordinated debt, including net amortization of purchase accounting discounts, coupled with a higher borrowing expense related to those subordinated notes converting to a floating-rate and up to redemption during the second quarter of 2025.

(Reversal of) Provision for Credit Losses
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The Company recorded a reversal of credit losses of $634 thousand for the second quarter of 2025, compared to $3.8 million in the prior quarter. Total net charge-offs were $4.1 million in the second quarter of 2025, which consisted of $4.2 million of gross charge-offs, offset by $181 thousand of gross recoveries. The net charge-offs resulted from the Company’s continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The reversal of credit losses in the second quarter of 2025 included a $29 thousand provision for credit losses for unfunded loan commitments related to the increase in unfunded loan commitments during the second quarter of 2025, partially offset by a decrease in average funding rates used to estimate the allowance for credit losses on unfunded commitments. Total unfunded loan commitments increased $9.1 million to $901.2 million at June 30, 2025, compared to $892.1 million in unfunded loan commitments at March 31, 2025.

The reversal of credit losses for loans held for investment in the second quarter of 2025 was $663 thousand, a decrease of $2.5 million from a reversal of credit losses of $3.2 million in the prior quarter. The decrease was driven primarily by the decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by the net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California. The Company’s management continues to monitor macroeconomic variables related to changes in interest rates and the concerns of an economic downturn, and believes it has appropriately provisioned for the current environment.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
We recorded a reversal of credit losses of $634 thousand for the three months ended June 30, 2025, compared to a provision for credit losses of $2.9 million for the same 2024 period. The provision for credit losses for the three months ended June 30, 2024 included a $3.0 million provision for credit losses on loans held for investment, partially offset by a $97 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments.
The provision for credit losses for the loans held for investments for the three months ended June 30, 2024 was driven primarily by increases in net charge-offs, and substandard accruing loans, coupled with changes in the portfolio mix, and a change in our reasonable and supportable forecast, primarily related to the economic outlook for California, partially offset by decreases in special mention loans and loans held for investment.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
We recorded a reversal of credit losses of $4.4 million for the six months ended June 30, 2025, compared to a provision for credit losses of $2.6 million for the same 2024 period. Total net charge-offs were $5.6 million in the six months ended June 30, 2025, which consisted of $7.4 million of gross charge-offs, offset by $1.8 million of gross recoveries. The net charge-offs resulted from the Company’s continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The reversal of credit losses in the six months ended June 30, 2025 included a $589 thousand reversal of credit losses for unfunded loan commitments primarily related to the decreases in unfunded loan commitments and loss rate used to estimate the allowance for credit losses on unfunded commitments during the six months ended June 30, 2025. Total unfunded loan commitments was $371.5 million at June 30, 2024.
The reversal of credit losses for loans held for investment in the six months ended June 30, 2025 was $3.8 million, compared with a provision for credit losses of $2.7 million in the same 2024 period. The reversal of credit losses for loans held for investment was driven primarily by the decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by the net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California.

We recorded a provision for credit losses of $2.6 million for the six months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2024 included a $2.7 million provision for credit losses on loans held for investment, partially offset by a $114 thousand reversal of credit provision for unfunded loan commitments primarily due to the impact of lower unfunded loan commitments. The provision for credit losses on loans held for investment from the six months ended June 30, 2024 was primarily driven by increases in special mention loans and substandard accruing loans, net charge-offs, and a change in our reasonable and supportable forecast, partially offset by a decline in loan growth and changes in qualitative factors.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges and fees on deposit accounts	$802	$776	$378	$1,578	$740
Interchange and ATM income	376	410	190	786	353
Gain on sale of loans	—	577	—	577	415
Income from bank-owned life insurance	503	463	266	966	527
Servicing and related income on loans, net	102	142	(5)	244	68
Loss on sale and disposal of fixed assets	—	(1)	(19)	(1)	(19)
Other charges and fees	1,073	199	359	1,272	498
Total noninterest income	$2,856	$2,566	$1,169	$5,422	$2,582
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The Company recorded noninterest income of $2.9 million in the second quarter of 2025, an increase of $290 thousand compared to $2.6 million in the first quarter of 2025. Other charges and fees increased $874 thousand in the second quarter due primarily to higher income from equity investments. There was no gain on sale of SBA 7A loans in the second quarter of 2025, compared to a gain on sale of loans from SBA 7A loan sales of $577 thousand in the prior quarter.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Total noninterest income during the three months ended June 30, 2025 was $2.9 million, an increase of $1.7 million compared to total noninterest income of $1.2 million for the same 2024 period. The increase was due primarily to the impact of the Merger, which resulted in increases in service charges and fees on deposit accounts, interchange and ATM income, bank owned life insurance income, and servicing and related income on loans. Additionally, other charges and fees increased $714 thousand due primarily to higher income from equity investments.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Total noninterest income during the six months ended June 30, 2025 was $5.4 million, an increase of $2.8 million compared to total noninterest income of $2.6 million for the same period in the prior year. The increase was due primarily to increases in service charges and fees on deposit accounts, bank owned life insurance income and servicing and related income on loans from the Merger. Additionally, other charges and fees increased $774 thousand due primarily to higher income from equity investments during the six months ended June 30, 2025.

Gain on sale of loans was $577 thousand during the six months ended June 30, 2025, compared to $415 thousand for the same 2024 period. The $162 thousand increase was primarily due to higher SBA 7(a) loan sales during the six months ended June 30, 2025. During the six months ended June 30, 2025, we sold eight SBA loans with a net carrying value of $9.0 million, resulting in a gain of $577 thousand, at an average premium of 6.44%. In the same 2024 period, we sold six SBA 7(a) loans with a net carrying value of $6.3 million, resulting in a gain on sale of $415 thousand at an average premium of 6.56%, and two non-SBA loans with a net carrying value of $455 thousand, resulting in no gain or loss.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Salaries and employee benefits	$15,293	$15,864	$8,776	$31,157	$18,386
Occupancy and equipment	2,094	2,152	1,445	4,246	2,897
Data processing and communications	1,831	1,935	1,186	3,766	2,336
Legal, audit and professional	972	859	557	1,831	1,073
Regulatory assessments	545	722	347	1,267	734
Director and shareholder expenses	395	404	229	799	432
Merger and related expenses	—	—	491	—	1,040
Intangible assets amortization	948	948	65	1,896	130
Other real estate owned expenses	862	68	4,935	930	5,023
Other expenses	1,893	1,968	974	3,861	1,935
Total noninterest expense	$24,833	$24,920	$19,005	$49,753	$33,986
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
Total noninterest expense for the second quarter of 2025 was $24.8 million, a slight decrease of $87 thousand from total noninterest expense of $24.9 million in the prior quarter. Salaries and employee benefits decreased $571 thousand during the second quarter of 2025 to $15.3 million. The decrease in salaries and employee benefits was primarily related to the decrease in payroll taxes, coupled with the increase in the deferred loan origination costs with increased loan origination activity. Regulatory assessments of $545 thousand decreased $177 thousand due to a decrease in the FDIC assessment rates in the second quarter of 2025. During the second quarter of 2025, the Company sold other real estate owned (“OREO”) and recognized a $862 thousand loss. There was no comparable transaction in the prior quarter.

Efficiency ratio for the second quarter of 2025 was 56.1%, compared to 55.6% in the prior quarter. The $862 thousand loss on sale of OREO negatively impacted the efficiency ratio by 1.9% during the second quarter of 2025.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Total noninterest expense during the three months ended June 30, 2025 was $24.8 million, an increase of $5.8 million compared with total noninterest expense of $19.0 million for the same 2024 period. The increase was primarily due to higher costs as a result of the Merger, including increases in core deposit amortization, partially offset by a decrease in OREO expenses and merger and related expenses.

Salaries and employee benefits were $15.3 million during the three months ended June 30, 2025, compared to $8.8 million for the same 2024 period. The $6.5 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger.
There were no merger and related expenses during the three months ended June 30, 2025, compared to $491 thousand for the same 2024 period.
Core deposit intangible amortization increased $883 thousand during the three months ended June 30, 2025. The increase in core deposit intangible amortization was primarily driven by the additional amortization from the $22.7 million core deposit intangible acquired in the Merger.
Other real estate expenses were $862 thousand during the three months ended June 30, 2025, compared to $4.9 million for the same 2024 period. The $4.1 million decrease relates to the 2024 period including a $4.8 million loss from the sale of OREO, compared to a $862 thousand loss from the sale of OREO during the second quarter of 2025,
Other expenses were $1.9 million during the three months ended June 30, 2025, compared to $1.0 million for the same 2024 period. The $919 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses as a result of the Merger.
Our efficiency ratio for the three months ended June 30, 2025 was 56.1%, compared to 85.7% for the three months ended June 30, 2024. Excluding the merger and related expenses of $491 thousand, the efficiency ratio for the three months ended June 30, 2024 would have been 83.5%. The $862 thousand and $4.8 million losses on sale of OREO negatively impacted the efficiency ratio by 1.9% and 21.6%, respectively during the second quarter of 2025 and 2024, respectively.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Total noninterest expense during the six months ended June 30, 2025 was $49.8 million, an increase of $15.8 million compared with total noninterest expense of $34.0 million for the same 2024 period. The increase in most of the overhead expense categories was due to including CALB’s operations in the six months ended June 30, 2025, partially offset by lower OREO expenses and merger and related expenses.
Salaries and employee benefits were $31.2 million during the six months ended June 30, 2025, compared to $18.4 million during the prior year. The $12.8 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger. The average FTE employees for the six months ended June 30, 2025 was 290 compared to 195 FTE employees for the same 2024 period.
There were no merger and related expenses during the six months ended June 30, 2025, compared to $1.0 million for the same 2024 period.
Intangible assets amortization increased $1.8 million during the six months ended June 30, 2025. The increase in amortization was primarily driven by the additional amortization from the $22.7 million of intangible assets, consisting primarily of core deposit intangible, acquired in the Merger.
Other real estate expenses were $930 thousand during the six months ended June 30, 2025, compared to $5.0 million for the same 2024 period. The $4.1 million decrease primarily relates to the 2024 period including a $4.8 million loss from the sale of OREO, compared to a $862 thousand loss from the sale of OREO during the second quarter of 2025,
Other expenses were $3.9 million during the six months ended June 30, 2025, compared to $1.9 million for the same 2024 period. The $1.9 million increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses, insurance expenses and other expenses primarily as a result of the Merger.
Our efficiency ratio for the six months ended June 30, 2025 and 2024 was 55.8% and 77.1%, respectively. Excluding the merger and related expenses of $1.0 million, the efficiency ratio for the six months ended June 30,

2024 would have been 74.7%. The $930 thousand and $5.0 million losses on sale of OREO negatively impacted the efficiency ratio by 1.0% and 10.8%, respectively during the six months ended June 30, 2025 and 2024. respectively.
Income Taxes
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
In the second quarter of 2025, the Company’s income tax expense was $6.0 million, compared with $6.8 million for the first quarter of 2025. The effective rate was 29.8% for the second quarter of 2025 and 28.8% for the first quarter of 2025. The increase in the effective tax rate for the second quarter of 2025 was primarily attributable to the vesting and exercise of equity awards combined with changes in the Company's stock price over time.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Income tax expense for the three months ended June 30, 2025 was $6.0 million, compared to income tax expense of $88 thousand for the same 2024 period. The effective rate was 29.8% during the three months ended June 30, 2025, compared to 31.7% for the same 2024 period. The decrease in the effective tax rate between periods was primarily due to the impact of the non-tax-deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Income tax expense for the six months ended June 30, 2025 was $12.8 million, compared to $2.4 million for the same 2024 period. The effective rate was 29.3% during the six months ended June 30, 2025, compared to 32.0% for the same 2024 period. The decrease in effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, partially offset by the impact of excess executive compensation.
Financial Condition
Summary
Total assets at June 30, 2025 were $3.95 billion, a decrease of $77.9 million or 1.9% from December 31, 2024. The decrease in total assets from December 31, 2024 was primarily related to a decrease in loans, including loans held for sale, of $158.7 million, partially offset by an increase in cash and cash equivalents of $42.0 million as compared to year-end. The decrease in assets primarily relates to the decreases in wholesale funding sources and loan sales and payoffs.
Total liabilities were $3.41 billion at June 30, 2025, a decrease of $113.7 million from $3.52 billion at December 31, 2024. The decrease in total liabilities primarily related to a $86.5 million decrease in total deposits, a $16.8 million decrease in borrowing due to the redemption of $18.0 million of its 5.50% fixed-to-floating rate subordinated notes due in 2030 at par value, and a $8.8 million decrease in accrued interest payable and other liabilities.
Shareholders’ equity was $547.6 million at June 30, 2025, an increase of $35.8 million from $511.8 million at December 31, 2024. The increase in shareholders’ equity was primarily driven by $31.0 million of net income, $3.0 million related to stock-based compensation activity, and a $2.9 million decrease in net of tax unrealized losses on available-for-sale debt securities during the six months ended June 30, 2025.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $241.3 million and $195.3 million at June 30, 2025 and December 31, 2024, respectively. The

$46.0 million increase in debt securities was primarily related to purchases of available-for-sale securities and reductions in net unrealized losses, partially offset by paydowns, maturities and calls. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.34% and 4.76%, respectively, of total assets at June 30, 2025, compared to 1.32% and 3.52%, respectively, at December 31, 2024.
During the three and six months ended June 30, 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2025 and December 31, 2024, available-for-sale debt securities with an amortized cost of $2.9 million and $3.0 million, respectively, were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.1 million and $53.3 million, respectively, were pledged as collateral for a secured line of credit with the Federal Reserve.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2025
Taxable municipals	$553	$—	$(71)	$482
Tax exempt bank-qualified municipals	52,555	—	(5,499)	47,056
	$53,108	$—	$(5,570)	$47,538

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823
At June 30, 2025, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $53.1 million with pre-tax unrecognized losses of $5.6 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $53.3 million with pre-tax unrecognized losses of $5.5 million at December 31, 2024. The effective duration of the held-to-maturity debt securities was 6.36 years and 6.52 years at June 30, 2025 and December 31, 2024, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At June 30, 2025 and December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $482 thousand and $463 thousand, respectively, and $47.1 million and $47.4 million, respectively. At June 30, 2025 and December 31, 2024, the total held-to-maturity debt securities rated AA and above was $44.4 million and $44.7 million, respectively, and rated AA- was $3.2 million and $3.2 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$124,155	$815	$(3,247)	$121,723
SBA securities	4,380	8	(69)	4,319
U.S. Treasury	2,681	—	(227)	2,454
U.S. Agency	2,000	—	(254)	1,746
Collateralized mortgage obligations	58,412	283	(2,527)	56,168
Taxable municipal	1,007	—	(79)	928
Tax exempt bank-qualified municipals	830	—	(1)	829
	$193,465	$1,106	$(6,404)	$188,167

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001
The estimated fair value of available-for-sale debt securities was $188.2 million at June 30, 2025, an increase of $46.2 million, from $142.0 million at December 31, 2024. The increase was primarily due to purchases of $65.7 million and fair value market adjustments of $4.1 million, partially offset by maturities of $10.0 million, and principal reductions and amortization of discounts and premiums aggregating to $13.7 million.
At June 30, 2025, we had 86 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $120.9 million and $114.5 million, respectively, with pre-tax unrealized losses of $6.4 million, compared to 89 available-for-sale debt securities with an amortized cost basis and fair value of $124.2 million and $114.6 million, respectively with pre-tax unrealized holding losses of $9.6 million at December 31, 2024. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 4.73 years and 4.60 years at June 30, 2025 and December 31, 2024, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates decrease, bond prices tend to increase and, consequently, the fair value of our securities may also increase. The 10-Year Treasury Bond was approximately 4.2% at the end of June 30, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in the first half of 2025, resulted in a decrease in the net unrealized losses on our debt securities at June 30, 2025. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at June 30, 2025 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At June 30, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $928 thousand and $829 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.8 million. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. All of these available-for-sale municipal debt securities rated AA and above totaled $1.7 million at December 31, 2024. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of June 30, 2025 and December 31, 2024.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of June 30, 2025, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$553	2.29%	$—	—%	$553	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	33,776	2.19%	18,779	2.43%	52,555	2.28%
Total	$—	—%	$—	—%	$34,329	2.19%	$18,779	2.43%	$53,108	2.27%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of June 30, 2025, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$1,800	7.30%	$5,693	1.82%	$7,939	2.76%	$106,291	4.49%	$121,723	4.30%
SBA securities	—	—%	2,827	5.32%	778	3.09%	714	4.51%	4,319	4.77%
U.S. Treasury	—	—%	2,454	0.93%	—	—%	—	—%	2,454	—%
U.S. Agency	—	—%	—	—%	1,746	2.05%	—	—%	1,746	—%
Collateralized mortgage obligations	—	—%	—	—%	1,817	4.92%	54,351	4.53%	56,168	—%
Taxable municipals	—	—%	500	5.24%	428	1.73%	—	—%	928	—%
Tax exempt bank-qualified municipals	829	2.50%	—	—%	—	—%	—	—%	829	—%
Total	$2,629	5.80%	$11,474	2.57%	$12,708	2.92%	$161,356	4.51%	$188,167	4.29%

Loans Held for Sale
At June 30, 2025, loans held for sale totaled $6.1 million, consisting of only SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment. At June 30, 2025 and December 31, 2024, the fair value of loans held for sale totaled $6.4 million and $17.9 million, respectively.
Loans Held for Investment
The composition of our loans held for investment at June 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	June 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Construction and land development	$184,744	6.2%	$227,325	7.2%
Real estate - other:
1-4 family residential	139,855	4.7%	164,401	5.2%
Multifamily residential	258,395	8.6%	243,993	7.8%
Commercial real estate and other	1,777,940	59.4%	1,767,727	56.3%
Commercial and industrial	607,836	20.3%	710,970	22.7%
Consumer	22,790	0.8%	24,749	0.8%
Loans(1)	2,991,560	100.0%	3,139,165	100.0%
Allowance for loan losses	(41,110)		(50,540)
Net loans	$2,950,450		$3,088,625
(1) Loans held for investment includes net unearned fees of $2.2 million and $1.8 million and net unearned discounts of $46.1 million and $58.5 million at June 30, 2025 and December 31, 2024, respectively. We recognized $5.6 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively. We recognized $10.8 million and $129 thousand in interest accretion for acquired loans for the six months ended June 30, 2025 and 2024, respectively.
Total loans held for investment were $2.99 billion, or 75.7% of total assets, at June 30, 2025, a decrease of $147.6 million from $3.14 billion, or 77.9% of total assets, at December 31, 2024. The decrease during the six months ended June 30, 2025 was partly attributable to our derisking strategy by decreasing our exposure in the Sponsor Finance portfolio and criticized loans. During the six months ended June 30, 2025, loan originations totaled $175.7 million, partially offset by net paydowns of $67.2 million, charge-offs of $7.3 million, and payoffs and sales totaling $248.8 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $42.5 million to $2.36 billion at June 30, 2025. The decrease in loans secured by real estate was primarily driven by a $42.6 million decrease in construction and land development loans and a $24.5 million decrease in 1-4 family residential loans, partially offset by a $14.4 million increase in multifamily residential loans and a $10.2 million increase in commercial real estate and other loans.
Commercial and industrial loans were $607.8 million at June 30, 2025, a decrease of $103.1 million from $711.0 million at December 31, 2024. The decrease in commercial and industrial loans during the six months ended June 30, 2025 was primarily attributable to originations of $55.7 million, partially offset by charge-offs of $4.9 million, net paydowns of $61.4 million and payoffs of $92.5 million.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity at June 30, 2025:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$124,830	$57,029	$2,885	$—	$184,744
Real estate - other:
1-4 family residential	23,525	29,274	57,446	29,610	139,855
Multifamily residential	34,978	111,437	93,276	18,704	258,395
Commercial real estate and other	164,254	748,106	787,470	78,110	1,777,940
Commercial and industrial	292,946	235,041	79,845	4	607,836
Consumer	653	864	—	21,273	22,790
	$641,186	$1,181,751	$1,020,922	$147,701	$2,991,560

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at June 30, 2025:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$25,393	$34,521	$59,914
Real estate - other:
1-4 family residential	19,209	97,121	116,330
Multifamily residential	144,555	78,862	223,417
Commercial real estate and other	738,606	875,080	1,613,686
Commercial and industrial	172,714	142,176	314,890
Consumer	22,111	26	22,137
	$1,122,588	$1,227,786	$2,350,374
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 59.3% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of June 30, 2025 as presented below:

(dollars in thousands)	June 30, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$516,800	29.1%	$1,879	48%
Office	272,600	15.3%	1,990	51%
Retail	284,700	16.0%	1,686	47%
Hotel	169,500	9.5%	10,591	46%
Special purpose	119,800	6.7%	2,066	41%
Self storage	90,200	5.1%	6,441	46%
Other (3)	170,100	9.6%	2,239	47%
Medical/dental office	110,200	6.2%	1,032	50%
Restaurant	42,900	2.4%	1,342	45%
Total	$1,776,800	100.0%	$2,010	48%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of June 30, 2025, and collateral value at origination or renewal.
(3)Other includes gas station, mixed use and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of June 30, 2025:

	June 30, 2025
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Industrial	$298,900	48.3%	$217,900	18.8%
Special purpose	78,200	12.6%	41,600	3.6%
Office	59,100	9.5%	213,500	18.4%
Retail	42,900	6.9%	241,800	20.9%
Medical/dental office	65,200	10.5%	45,000	3.9%
Other	66,000	10.7%	104,100	9.1%
Restaurant	9,100	1.5%	33,800	2.9%
Self storage	—	—%	90,200	7.8%
Hotel	—	—%	169,500	14.6%
Total	$619,400	100.0%	$1,157,400	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of June 30, 2025:

(dollars in thousands)	June 30, 2025	Weighted Average LTV [1]
Office loans:
Up to $500	$22,800	44%
More than $500 through $2,000	97,100	47%
More than $2,000 through $5,000	89,500	54%
More than $5,000 through $10,000	66,700	53%
More than $10,000 through $20,000	61,900	48%
Greater than $20,000	44,800	58%
Total	$382,800	51%
(1)Weighted average LTV is based on current loan balance as of June 30, 2025, and collateral value at origination or renewal.
Delinquent Loans
There were $546 thousand of past due loans still accruing at June 30, 2025, representing 0.02% of total loans held for investment, compared to 0.39% at December 31, 2024. Early stage delinquencies (accruing loans 30-89 days past due) of $546 thousand at June 30, 2025 decreased $11.5 million from December 31, 2024, and the change was largely driven by seasonality and a few isolated loans. The decrease during the six months ended June 30, 2025 included a $1.1 million C&I loan that was fully charged-off, a $4.5 million 1-4 family residential loan that was sold at par, a $1.7 million construction loan that was paid off, $3.9 million of loans that were brought current and $379 thousand C&I loan downgraded to nonaccrual during the six months ended June 30, 2025. There were no consumer solar loans that were over 90 days past due that were accruing interest at June 30, 2025, compared to $150 thousand as of December 31, 2024.
A summary of past due loans, loans still accruing and nonaccrual loans as of June 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
June 30, 2025
Construction and land development	$—	$—	$—	$—	$14,659
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Commercial real estate and other	—	194	—	194	1,705
Commercial and industrial	67	—	—	67	1,990
Consumer	134	151	—	285	—
	$201	$345	$—	$546	$18,354

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	195	—	—	195	8,915
Commercial and industrial	1,866	1,113	—	2,979	4,917
Consumer	69	226	150	445	—
	$6,274	$5,808	$150	$12,232	$26,386
Total nonaccrual loans decreased $8.0 million during the six months ended June 30, 2025 to $18.4 million. The decrease included a commercial real estate loan of $7.2 million that was sold, two C&I loans totaling $3.3 million that were paid off, a 1-4 family residential loan of $2.9 million upgraded to accrual status, partially offset by downgrades totaling $5.4 million to nonaccrual during the six months ended June 30, 2025.
The following table presents the risk categories for total loans by class of loans as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2025
Construction and land development	$155,680	$14,328	$14,736	$184,744
Real estate - other:
1-4 family residential	137,157	—	2,698	139,855
Multifamily residential	255,394	3,001	—	258,395
Commercial real estate and other	1,718,624	40,757	18,559	1,777,940
Commercial and industrial	555,448	7,178	45,210	607,836
Consumer	22,537	—	253	22,790
	$2,844,840	$65,264	$81,456	$2,991,560

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2024
Construction and land development	$203,484	$12,431	$11,410	$227,325
Real estate - other:
1-4 family residential	157,037	—	7,364	164,401
Multifamily residential	240,207	3,786	—	243,993
Commercial real estate and other	1,710,050	36,026	21,651	1,767,727
Commercial and industrial	617,106	17,096	76,768	710,970
Consumer	24,344	—	405	24,749
	$2,952,228	$69,339	$117,598	$3,139,165
Special mention loans decreased by $4.1 million during the six months ended June 30, 2025 to $65.3 million at June 30, 2025. The decrease in the special mention loans was due mostly to $15.9 million downgrades to substandard loans, $12.2 million upgraded to pass loans, $9.6 million in payoffs, partially offset by $25.2 million downgrades from pass loans and $8.4 million in net advances.
Substandard loans decreased by $36.1 million during the six months ended June 30, 2025 to $81.5 million. The decrease in the substandard loans was due primarily to $45.1 million in payoffs and sales, $8.0 million in net paydowns, $5.8 million in charge-offs, and $779 thousand in upgrades to pass loans, partially offset by $7.6 million in downgrades from pass loans and $15.9 million in downgrades from special mention loans during the six months ended June 30, 2025.
There were no loans classified as doubtful or loss loans at June 30, 2025 and December 31, 2024.
Loan Modifications
We had 12 loan modifications with borrowers that are experiencing financial difficulty that were modified as of June 30, 2025 totaling $16.3 million, of which $16.0 million of these loans are current. During the six months ended June 30, 2025, we modified an owner occupied CRE loan by granting a partial payment delay for 1-year and a 1-year maturity date extension. We modified 11 C&I loans: seven involved term extension, three involved payment delays, and one involved a combination of payment delay and term extension. These modifications allow the borrower short-term cash relief to allow them to improve their financial condition. During the three and six months ended June 30, 2024, there were no loan modifications or refinancings (including those with borrowers that are experiencing financial difficulty).
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

The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Construction and land development	$14,659	$9,659
Real estate - other:
1-4 family residential	—	2,895
Multifamily residential	—	—
Commercial real estate and other	1,705	8,915
Commercial and industrial	1,990	4,917
Consumer	—	—
Total nonaccrual loans	18,354	26,386
Loans past due over 90 days or more and still on accrual	—	150
Total nonperforming loans	18,354	26,536
Other real estate owned	—	4,083
Total nonperforming assets	$18,354	$30,619

Allowance for loan losses to total loans	1.37%	1.61%
Nonaccrual loans to total loans	0.61%	0.84%
Allowance for loan losses to nonaccrual loans	224.0%	191.5%
Allowance for loan losses to nonperforming loans	224.0%	190.5%
Nonperforming assets to total assets	0.46%	0.76%
At June 30, 2025, nonaccrual loans and nonperforming loans were $18.4 million and $18.4 million, respectively, compared to $26.4 million and $26.5 million, respectively, at December 31, 2024. The decrease resulted from a commercial real estate loan of $7.2 million that was sold, two C&I loans totaling $3.3 million that were paid off, a 1-4 family residential loan of $2.9 million upgraded to accrual status, partially offset by downgrades totaling $5.4 million to nonaccrual during the six months ended June 30, 2025. At December 31, 2024, non-performing assets included OREO, net of $4.1 million which was sold in the second quarter of 2025, resulting in an $862 thousand loss.
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
Accrued interest receivable on loans receivable, net, totaled $9.7 million and $11.7 million at June 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$45,839	$2,485	$48,324	$22,254	$916	$23,170
(Reversal of) provision for credit losses	(663)	29	(634)	2,990	(97)	2,893
Charge-offs	(4,247)	—	(4,247)	(1,456)	—	(1,456)
Recoveries	181	—	181	—	—	—
Net charge-offs	(4,066)	—	(4,066)	(1,456)	—	(1,456)
Balance, end of period	$41,110	$2,514	$43,624	$23,788	$819	$24,607

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$50,540	$3,103	$53,643	$22,569	$933	$23,502
(Reversal of) provision for credit losses	(3,821)	(589)	(4,410)	2,676	(114)	2,562
Charge-offs	(7,406)	—	(7,406)	(1,457)	—	(1,457)
Recoveries	1,797	—	1,797	—	—	—
Net charge-offs	(5,609)	—	(5,609)	(1,457)	—	(1,457)
Balance, end of period	$41,110	$2,514	$43,624	$23,788	$819	$24,607
The following table presents a summary of the ALL by portfolio segment, along with the corresponding         percentage of each segment to total loans as of periods indicated:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,557	6.2%	$1,953	7.2%
Real estate - other:
1-4 family residential	1,033	4.7%	2,375	5.2%
Multifamily residential	1,594	8.6%	1,560	7.8%
Commercial real estate and other	23,351	59.4%	25,464	56.3%
Commercial and industrial	12,585	20.3%	18,056	22.7%
Consumer	990	0.8%	1,132	0.8%
	$41,110	100.0%	$50,540	100.0%
Since we first adopted CECL in January 2023, and through June 2024, the economic environment has experienced volatility, which has made forecasting future economic outcomes challenging. Among these challenges were the highest levels of inflation seen since the 1970s, a very aggressive rate hiking policy by the Fed and other central banks to combat inflation, turmoil in the banking sector that resulted in several large bank failures early in 2023 and distress at New York Community Bank in early 2024, and significant global geopolitical risks, as well as domestic political risks. On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At June 30, 2025, we used a probability-weighted two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC maintaining the federal funds rate unchanged for the fourth consecutive meeting in June 2025, amid expectations of rising inflation and slowing economic growth ahead, while still pointing to two reductions later this year. Uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. The use of two weighted scenarios is consistent with the methodology used in our ACL model at June 30, 2025 and December 31, 2024.
We used economic forecasts released by Moody’s Analytics in the second week of June 2025 to update our ACL calculations for June 30, 2025. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $41.1 million at June 30, 2025, compared to $50.5 million at December 31, 2024. The $9.4 million decrease in the ALL during the six months ended June 30, 2025 was driven by a number of factors, including net charge-offs of $5.6 million resulting from our continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. Other factors that decreased the ALL included changes in qualitative risk factors that decreased the ALL by $2.5 million, decreases in classified loans decreased the ALL by $6.7 million, changes in the loans held for investment volume and mix decreased the ALL by $1.1 million, and changes in the reasonable and supportable forecast, primarily related to the economic outlook, the scenario weightings, and the historical prepayment and curtailment rates analysis increased the ALL by $775 thousand.
At June 30, 2025, our ratio of ALL to total loans held for investment was 1.37%, a decrease from 1.61% at December 31, 2024.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $6.8 million, or an additional 20 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2025.

The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$198,590	—%	$—	$232,350	—%
Real estate - other:
1-4 family residential	—	141,564	—%	—	148,351	—%
Multifamily residential	—	240,275	—%	(1,456)	186,509	(3.12)%
Commercial real estate and other	(359)	1,737,238	(0.08)%	—	1,015,943	—%
Commercial and industrial	(3,442)	651,416	(2.11)%	—	298,866	—%
Consumer	(265)	23,028	(4.60)%	—	636	—%
	$(4,066)	$2,992,111	(0.54)%	$(1,456)	$1,882,655	(0.31)%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$214,490	—%	$—	$236,319	—%
Real estate - other:
1-4 family residential	—	150,845	—%	(1)	143,759	—%
Multifamily residential	—	241,674	—%	(1,456)	203,764	(1.43)%
Commercial real estate and other	(2,011)	1,747,120	(0.23)%	—	1,016,975	—%
Commercial and industrial	(3,060)	673,289	(0.91)%	—	293,484	—%
Consumer	(538)	23,031	(4.67)%	—	1,560	—%
	$(5,609)	$3,050,449	(0.37)%	$(1,457)	$1,895,861	(0.15)%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $2.5 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $589 thousand reversal of credit losses on unfunded loan commitments from lower unfunded loan commitment balances at June 30, 2025, coupled with lower loss rates used to estimate the ACL on unfunded commitments. Total unfunded loan commitments decreased $24.1 million to $901.2 million at June 30, 2025, from $925.3 million at December 31, 2024.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $144.4 million and $138.0 million at June 30, 2025 and December 31, 2024, respectively. This includes SBA loans serviced for others of $37.4 million at June 30, 2025 and $33.2 million at December 31, 2024 for which there was a related servicing asset of $406 thousand and $344 thousand, respectively. The fair value of the servicing asset approximated its carrying value at June 30, 2025 and December 31, 2024. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at June 30, 2025 included a weighted average discount rate of 16.2% and a weighted average prepayment speed assumption of 19.6%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 20.5%.
Goodwill and Intangibles Assets, Net
Goodwill totaled $110.9 million and $111.8 million at June 30, 2025 and December 31, 2024, respectively. In 2025, we recorded adjustments related to the Merger resulting in a decrease to goodwill of $853 thousand within the one-year measurement period subsequent to the Merger Date. These net of tax adjustments included a true-up of the acquired low-income housing tax credit investments, recoveries on acquired PCD loans previously charged-off prior to the Merger, and deferred tax adjustment related to CALB state net operating losses that cannot be utilized post-merger. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At June 30, 2025, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.
Intangible assets totaled $20.4 million and $22.3 million at June 30, 2025 and December 31, 2024, respectively, and were comprised of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024
Core deposit intangible	$20,213	$22,033
Trade name	162	238
Intangible assets, net	$20,375	$22,271
The $1.9 million decrease in the intangible assets between periods was the result of amortization during the period. At June 30, 2025, the intangible assets had a weighted average remaining amortization period of 8.8 years.
Refer to Note 2 - Business Combinations and Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.

Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand (2)	$1,218,072	36.8%	0.0%	$1,257,007	37.0%	0.0%
Interest-bearing NOW accounts (3)	783,410	23.7%	1.9%	673,589	19.8%	1.9%
Money market and savings accounts (4)	1,146,548	34.6%	2.7%	1,182,927	34.8%	2.7%
Time deposits (5)	160,489	4.8%	3.8%	164,101	4.8%	4.0%
Broker time deposits	3,759	0.1%	0.4%	121,136	3.6%	4.9%
Total deposits	$3,312,278	100.0%	1.6%	$3,398,760	100.0%	1.7%
(1) Weighted average interest rates at June 30, 2025 and December 31, 2024.
(2) Included reciprocal deposit products of $7.9 million and $76.6 million at June 30, 2025 and December 31, 2024, respectively.
(3) Included reciprocal deposit products of $648.3 million and $536.0 million at June 30, 2025 and December 31, 2024, respectively.
(4) Included reciprocal deposit products of $13.6 million and $76.5 million at June 30, 2025 and December 31, 2024, respectively.
(5) Included CDARS deposits of $60.8 million and $65.4 million at June 30, 2025 and December 31, 2024, respectively.
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
Our total reciprocal deposits decreased to $730.6 million, or 22.1% of total deposits and 21.7% of the Bank’s total liabilities at June 30, 2025, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were within the Bank's internal policy limit.
Total deposits were $3.31 billion at June 30, 2025, a decrease of $86.5 million from $3.40 billion at December 31, 2024. During the six months ended June 30, 2025, there was a $117.4 million decrease in brokered time deposits, a $2.5 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, a $23.8 million increase in reciprocal deposits, partially offset by a $29.7 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $26.6 million increase in money market and savings accounts, excluding reciprocal deposits, and a $931 thousand increase in non-brokered time deposits, excluding CDARS.
At June 30, 2025, noninterest-bearing demand deposits totaled $1.22 billion and represented 36.8% of total deposits, compared to $1.26 billion or 37.0% at December 31, 2024. At June 30, 2025 and December 31, 2024, total deposits exceeding FDIC deposit insured limits were $1.59 billion, or 48% of total deposits and $1.56 billion, or 46% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,179,791	—%	$658,001	—%
Interest-bearing NOW accounts	763,987	1.92%	361,244	2.38%
Money market and savings accounts	1,149,286	2.70%	653,244	3.02%
Time deposits	165,049	3.77%	259,722	4.87%
Total deposits	$3,258,113	1.59%	$1,932,211	2.12%

	For the Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,217,627	—%	$659,633	—%
Interest-bearing NOW accounts	749,677	1.89%	360,514	2.33%
Money market and savings accounts	1,155,588	2.70%	650,942	2.98%
Time deposits	186,167	3.91%	257,598	4.81%
Total deposits	$3,309,059	1.59%	$1,928,687	2.08%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the six months ended June 30, 2025. Beginning in March 2022 through September 2023, the Federal Reserve’s FOMC raised the target Fed funds rate by 525 basis points. Beginning in September 2024 through December 2024, the FOMC reduced the target Fed funds rate by 100 basis points.
The following table sets forth the maturities of time deposits at June 30, 2025:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$50,107	$22,751	$6,829	$997	$80,684
Time deposits in amounts over $250,000(1)	41,046	26,889	15,629	—	83,564
Total time deposits	$91,153	$49,640	$22,458	$997	$164,248
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings decreased $16.8 million to $52.9 million at June 30, 2025 from $69.7 million at December 31, 2024. The decrease was attributable to the Company redeeming all $18.0 million of its 5.50% fixed-to-floating rate subordinated notes due in 2030 at par value during the second quarter of 2025 (Refer to Note 8 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).

A summary of outstanding borrowings, and related information, as of June 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, end of period(2)	$—	$19,543
Weighted average interest rate, end of period(3)	—%	5.64%
Maximum amount outstanding at any month-end during the period	$—	$70,000
Subordinated Notes
Outstanding balance	$55,000	$73,000
Carrying value(1)	$52,883	$69,725
Weighted average interest rate, end of period	4.05%	4.40%
Average balance outstanding, end of period(2)	$68,585	$39,479
Weighted average interest rate, end of period(3)	8.29%	7.47%
Maximum amount outstanding at any month-end during the period	$73,000	$73,000
(1)Amount includes net unamortized issuance costs and fair value adjustments.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments at the end of the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments at the end of the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $547.6 million at June 30, 2025, compared to $511.8 million at December 31, 2024. The $35.8 million increase between periods was primarily due to net income of $31.0 million, a decrease in net of tax of unrealized losses on debt securities available-for-sale of $2.9 million, stock-based compensation expense of $3.0 million, and stock options exercised of $101 thousand, partially offset by the repurchase of shares in settlement of restricted stock units of $1.2 million.
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
There were no shares repurchased under this share repurchase plan during the three and six months ended June 30, 2025.
Tangible book value per common share at June 30, 2025 was $12.82, compared with $11.71 at December 31, 2024. The $1.11 increase in tangible book value per common share during the six months ended June 30, 2025 was primarily the result of the net income during the period, other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale, and the impact of share-based compensation activity. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.

Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 11.14% and 14.75%, respectively, at June 30, 2025. The Bank’s leverage capital ratio and total risk-based capital ratio were 12.13% and 14.30%, respectively, at June 30, 2025.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 18.2% at June 30, 2025 and 15.7% at December 31, 2024.
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
At June 30, 2025, we had a secured line of credit of $727.6 million from the FHLB, of which $682.6 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2025, we had pledged qualifying loans with an unpaid principal balance of $1.32 billion for this line. In addition, at June 30, 2025, we used $45.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at June 30, 2025 and December 31, 2024.
At June 30, 2025, we had credit availability of $320.4 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2025, we had pledged our held-to-maturity debt securities with an amortized cost of $53.1 million, and qualifying loans with an unpaid principal balance of $353.1 million as collateral through the BIC program. The Company also pledged available-for-sale debt securities with an amortized cost of $2.9 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at June 30, 2025 and December 31, 2024.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2025 and December 31, 2024. Total available borrowing capacity was $1.09 billion at June 30, 2025. Additionally, we had unpledged liquid securities at fair value of approximately $169.9 million and cash and cash equivalents of $430.1 million at June 30, 2025.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At June 30, 2025 and December 31, 2024, the cash and due from banks was $15.0 million and $4.1 million, respectively.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes were scheduled to mature on March 25, 2030 and accrued interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrued at a floating rate of 90-day SOFR plus 3.50% until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and were being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at June 30, 2025 and December 31, 2024, were zero and $40 thousand, respectively. The net unamortized issuance costs was netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses were recorded in interest expense on the consolidated statements of operations. During the second quarter of 2025, the Company redeemed all $18 million of the Notes at par value.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At June 30, 2025 and December 31, 2024, the net unamortized fair value discount was $170 thousand and $509 thousand, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2025, the Company was in compliance with all covenants and terms of these notes.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At June 30, 2025 and December 31, 2024, the net unamortized fair value discount was $1.9 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2025, the Company was in compliance with all covenants and terms of these notes.
At June 30, 2025, consolidated cash and cash equivalents totaled $430.1 million, an increase of $42.0 million from $388.2 million at December 31, 2024. The increase in cash and cash equivalents is the result of $20.4 million in net cash provided by operating cash flows, $127.1 million net cash provided by investing cash flows, partially offset by $105.6 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $20.4 million for the six months ended June 30, 2025, compared to $8.4 million for the same 2024 period. The $12.0 million increase was primarily due to a higher net income generated during the six months ended June 30, 2025, $7.0 million increase in deferred income taxes, a $1.8 million increase in other intangible amortization resulting from the Merger, and a $1.1 million increase in stock-based compensation, partially offset by a $10.7 million decrease in accretion of net discount and deferred loan fees, a $208 thousand decrease in net cash provided by sales of loans held for sale, net of originations, a $3.9 million decrease in loss on sale of OREO, a $1.3 million decrease in in other items, net, and a $7.0 million increase in reversal of credit losses.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $127.1 million for the year ended June 30, 2025, compared to $77.2 million for the same 2024 period. The $49.9 million increase in cash provided by investing activities was primarily due to an increase in net loan repayments and proceeds from the sale of loans held for investment of $100.2 million and an increase in proceeds from debt securities maturities and paydowns of $18.4 million, partially offset by a decrease in debt securities, restricted stocks and other equity purchases of $63.4 million and a decrease in proceeds from sales of OREO of $6.9 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash used in financing activities was $105.6 million for the six months ended June 30, 2025, compared to $67.6 million for the same 2024 period. The $37.9 million decrease in financing cash flows was primarily due to a $78.7 million net decrease in deposit cash flows and $18.0 million related to the redemption of subordinated notes at par value during the second quarter of 2025, partially offset by a $60.0 million decrease in net repayment activity on overnight FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2025.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of June 30, 2025:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$602,420	$204,026	$25,710	$59,365	$891,521
Letters of credit issued to customers	22,656	771	738	—	24,165
Total commitments	$625,076	$204,797	$26,448	$59,365	$915,686

Subordinated notes(1)	—	—	—	55,000	55,000
Certificates of deposit	163,251	872	125	—	164,248
Lease obligations	4,222	7,081	3,838	1,574	16,715
Total contractual obligations	$167,473	$7,953	$3,963	$56,574	$235,963
(1)Amounts exclude net unamortized issuance costs and fair value adjustments.
At June 30, 2025 and December 31, 2024, we also had unfunded commitments of $7.8 million and $5.9 million, respectively, for investments in other equity investments.

Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,463,311 have been issued as of June 30, 2025. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of June 30, 2025.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At June 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of June 30, 2025, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered to be “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of June 30, 2025 and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$511,692	14.75%	$277,610	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	421,351	12.14%	208,207	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	421,351	12.14%	156,155	4.5%	N/A	N/A

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	421,351	11.14%	151,325	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$496,111	14.30%	$277,472	8.0%	$346,840	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	458,653	13.22%	208,104	6.0%	277,472	8.0%
CET1 Capital (to Risk-Weighted Assets)	458,653	13.22%	156,078	4.5%	225,446	6.5%
Tier 1 Capital (to Average Assets)	458,653	12.13%	151,245	4.0%	189,056	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	385,354	10.60%	218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	385,354	10.60%	163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,354	9.53%	161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%
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
The Bank paid $30.0 million in dividends to the Company during the three and six months ended June 30, 2025. The Bank did not pay dividends to the Company during the three and six months ended June 30, 2024.
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
During the three and six months ended June 30, 2025 and 2024, there were no dividends declared to shareholders by the Company.

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at June 30, 2025 and December 31, 2024:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
June 30, 2025
+300bps	$627.8	$54.8	9.6%	$170.3	4.0	2.4%
+200bps	616.5	43.5	7.6%	169.3	3.0	1.8%
+100bps	599.0	26.0	4.5%	168.0	1.7	1.0%
Base case	573.0			166.3
-100bps	538.0	(35.0)	(6.1)%	162.8	(3.5)	(2.1)%
-200bps	491.2	(81.8)	(14.3)%	158.6	(7.8)	(4.7)%
-300bps	431.9	(141.1)	(24.6)%	153.3	(13.0)	(7.8)%

December 31, 2024
+300bps	$635.2	$40.3	6.8%	$179.8	3.5	2.0%
+200bps	627.6	32.7	5.5%	178.9	2.6	1.5%
+100bps	615.0	20.1	3.4%	177.7	1.5	0.8%
Base case	594.9			176.2
-100bps	566.6	(28.3)	(4.8)%	172.7	(3.5)	(2.0)%
-200bps	527.0	(67.9)	(11.4)%	168.6	(7.6)	(4.3)%
-300bps	475.2	(119.7)	(20.1)%	163.4	(12.8)	(7.3)%
The modeled NII results at June 30, 2025 and December 31, 2024 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at June 30, 2025 and December 31, 2024, our NII results indicated there would be a modest increase in the net interest income in all rates-up scenarios. The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at June 30, 2025 and December 31, 2024 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were no shares repurchased under this share repurchase plan during the three months ended June 30, 2025.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2025	—	$—	—	1,600,000
May 1 - 31, 2025	—	$—	—	1,600,000
June 1 - 30, 2025	—	$—	—	1,600,000
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.
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
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: August 8, 2025	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)