Form 10-Q
period 2025-09-30
California BanCorp \ CA
filed 2025-11-07
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2025, the registrant had 32,322,651 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2025

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
•severe weather, natural disasters, including earthquakes, floods, droughts, and fires, particularly in California;
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$95,046	$60,471
Federal funds and other interest-bearing balances	464,170	327,691
Total cash and cash equivalents	559,216	388,162
Debt securities available-for-sale, at fair value (amortized cost of $212,314 and $151,429 at September 30, 2025 and December 31, 2024)	209,402	142,001
Debt securities held-to-maturity, at amortized cost (fair value of $48,810 and $47,823 at September 30, 2025 and December 31, 2024)	53,022	53,280
Loans held for sale, at lower of cost or fair value	6,685	17,180
Loans held for investment	2,990,299	3,139,165
Allowance for credit losses on loans	(41,292)	(50,540)
Loans held for investment, net	2,949,007	3,088,625
Restricted stock, at cost	30,899	30,829
Premises and equipment, net	12,419	13,595
Right-of-use asset	15,246	14,350
Other real estate owned, net	—	4,083
Goodwill	110,934	111,787
Intangible assets, net	19,427	22,271
Bank owned life insurance	66,880	66,636
Deferred taxes, net	31,929	43,127
Accrued interest receivable and other assets	36,143	35,728
Total assets	$4,101,209	$4,031,654
LIABILITIES
Noninterest-bearing demand	$1,237,985	$1,257,007
Interest-bearing NOW accounts	855,854	673,589
Money market and savings accounts	1,225,860	1,182,927
Time deposits	139,962	285,237
Total deposits	3,459,661	3,398,760
Borrowings	33,443	69,725
Operating lease liability	19,154	18,310
Accrued interest payable and other liabilities	24,227	33,023
Total liabilities	3,536,485	3,519,818
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,443,056 and 32,265,935 at September 30, 2025 and December 31, 2024	444,132	442,469
Retained earnings	122,644	76,008
Accumulated other comprehensive loss - net of taxes	(2,052)	(6,641)
Total shareholders’ equity	564,724	511,836
Total liabilities and shareholders’ equity	$4,101,209	$4,031,654
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$48,721	$47,528	$148,487	$105,169
Interest on debt securities	2,142	1,687	5,417	4,129
Interest on tax-exempted debt securities	302	306	911	918
Interest on deposits at other financial institutions	5,416	4,101	13,219	5,850
Interest and dividends on other interest-earning assets	607	505	1,765	1,174
Total interest and dividend income	57,188	54,127	169,799	117,240
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	12,159	11,073	34,665	24,882
Interest on time deposits	1,402	5,087	5,015	11,253
Interest on borrowings	1,112	1,025	3,932	2,662
Total interest expense	14,673	17,185	43,612	38,797
Net interest income	42,515	36,942	126,187	78,443
(Reversal of) provision for credit losses	(15)	22,963	(4,425)	25,525
Net interest income after (reversal of) provision for credit losses	42,530	13,979	130,612	52,918
NONINTEREST INCOME
Service charges and fees on deposit accounts	795	842	2,373	1,582
Interchange and ATM income	304	294	1,090	647
Gain on sale of loans	—	8	577	423
Income from bank owned life insurance	883	398	1,849	925
Servicing and related income on loans, net	69	82	313	150
Loss on sale of fixed assets	—	—	(1)	(19)
Other charges and fees	617	(450)	1,889	48
Total noninterest income	2,668	1,174	8,090	3,756
NONINTEREST EXPENSE
Salaries and employee benefits	14,717	15,385	45,874	33,771
Occupancy and equipment	2,060	2,031	6,306	4,928
Data processing and communications	1,913	1,536	5,679	3,872
Legal, audit and professional	843	669	2,674	1,742
Regulatory assessments	508	544	1,775	1,278
Director and shareholder expenses	353	520	1,152	952
Merger and related expenses	—	14,605	—	15,645
Intangible asset amortization	948	687	2,844	817
Other real estate owned (income) expenses/losses	(10)	3	920	5,026
Other expenses	2,050	1,700	5,911	3,635
Total noninterest expense	23,382	37,680	73,135	71,666
Income (loss) before income taxes	21,816	(22,527)	65,567	(14,992)
Income tax expense (benefit)	6,132	(6,063)	18,931	(3,653)
Net income (loss)	15,684	(16,464)	46,636	(11,339)
Earnings (loss) per share:
Basic	$0.48	$(0.59)	$1.44	$(0.53)
Diluted	$0.48	$(0.59)	$1.42	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$15,684	$(16,464)	$46,636	$(11,339)

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale:
Change in net unrealized gain	2,386	5,155	6,516	2,277
Income tax expense:
Change in net unrealized gain	706	1,524	1,927	674
Total other comprehensive income, net of tax	1,680	3,631	4,589	1,603
Total comprehensive income (loss), net of tax	$17,364	$(12,833)	$51,225	$(9,736)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2025:
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593
Stock-based compensation	—	1,461	—	—	1,461
Stock options exercised	3,500	31	—	—	31
Restricted stock units vested	89,318	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(23,573)	(363)	—	—	(363)
Repurchases of common shares	(89,500)	(1,362)			(1,362)
Net income	—	—	15,684	—	15,684
Other comprehensive income	—	—	—	1,680	1,680
Balance at September 30, 2025	32,443,056	$444,132	$122,644	$(2,052)	$564,724

Nine months ended September 30, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	4,466	—	—	4,466
Stock options exercised	18,013	132	—	—	132
Restricted stock units vested	349,770	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(101,162)	(1,573)	—	—	(1,573)
Repurchases of common shares	(89,500)	(1,362)			(1,362)
Net income	—	—	46,636	—	46,636
Other comprehensive income	—	—	—	4,589	4,589
Balance at September 30, 2025	32,443,056	$444,132	$122,644	$(2,052)	$564,724

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2024:
Balance at June 30, 2024	18,547,352	$224,006	$75,700	$(6,487)	$293,219
Stock-based compensation	—	2,804	—	—	2,804
Issuance of common stock in business combination	13,497,091	214,380	—	—	214,380
Stock options exercised	1,500	10	—	—	10
Restricted stock units vested	141,263	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(44,779)	(341)	—	—	(341)
Net loss	—	—	(16,464)	—	(16,464)
Other comprehensive income	—	—	—	3,631	3,631
Balance at September 30, 2024	32,142,427	$441,684	$59,236	$(2,856)	$498,064

Nine months ended September 30, 2024:
Balance at December 31, 2023	18,369,115	$222,036	$70,575	$(4,459)	$288,152
Stock-based compensation	—	4,695	—	—	4,695
Issuance of common stock in business combination	13,497,091	214,380	—	—	214,380
Stock options exercised	82,900	716	—	—	716
Restricted stock units vested	280,051	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(86,730)	(968)	—	—	(968)
Net loss	—	—	(11,339)	—	(11,339)
Other comprehensive income	—	—	—	1,603	1,603
Balance at September 30, 2024	32,142,427	$441,684	$59,236	$(2,856)	$498,064

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$46,636	$(11,339)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of net discounts and deferred loan fees	(16,874)	(5,647)
Depreciation on premises and equipment	1,422	1,216
Intangible asset amortization	2,844	817
Amortization of discounts on debt securities	(961)	(605)
Gain on sale of loans	(577)	(415)
Loss on sale and disposal of fixed assets	1	19
Loans originated for sale	(8,955)	(5,956)
Proceeds from sales of and principal collected on loans held for sale	9,569	6,778
(Reversal of) provision for credit losses	(4,425)	25,525
Deferred income tax expense (benefit)	8,771	(4,960)
Stock-based compensation	4,466	4,695
Income from bank owned life insurance	(1,849)	(925)
Loss on sale of other real estate owned	862	4,783
Valuation allowance on other real estate owned	—	614
Net change in other items	(4,548)	12,062
Net cash provided by operating activities	36,382	26,662

INVESTING ACTIVITIES
Net cash acquired in business combination	—	336,298
Proceeds from bank owned life insurance death benefits	1,572	—
Proceeds from sale of debt securities available for sale	—	3,400
Proceeds from maturities and paydowns of debt securities available for sale	31,649	15,097
Purchases of debt securities available for sale	(91,315)	(2,041)
Net change in restricted stock and other equity securities	(729)	(4,178)
Net repayment of loans	158,685	74,768
Proceeds from sale of loans held for investment	13,500	456
Proceeds from sale of other real estate owned	1,421	8,327
Purchases of premises and equipment	(247)	(410)
Net cash provided by investing activities	114,536	431,717

FINANCING ACTIVITIES
Net increase in deposits	60,939	154,503
Repayment of Federal Home Loan Bank advances	—	(85,000)
Repayment of borrowings	(38,000)	—
Proceeds from exercise of stock options	132	716
Repurchase of common shares	(2,935)	(968)
Net cash provided by financing activities	20,136	69,251

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2025 and 2024
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net change in cash and cash equivalents	171,054	527,630
Cash and cash equivalents at beginning of period	388,162	86,793
Cash and cash equivalents at end of period	$559,216	$614,423

Supplemental Disclosures of Cash Flow Information:
Interest paid	$45,714	$33,935
Taxes paid	11,192	4,770
Lease liability arising from obtaining right-of-use assets	3,898	105
Loans transferred to loans held for sale	—	25,900
Loans transferred to other real estate owned	—	17,701
Liabilities assumed in business combination (Note 2):
Fair value of assets acquired	$—	$1,938,700
Fair value of stock and equity award consideration	—	(215,205)
Cash consideration	—	(1,433)
Liabilities assumed	$—	$1,722,062
Goodwill adjustments	$(853)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
California BanCorp is a California corporation incorporated on October 2, 2019 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company for California Bank of Commerce, N.A. under the Bank Holding Company Act of 1956, as amended. On May 15, 2020, the Company completed a reorganization whereby the Bank became a wholly owned subsidiary of the Company. California Bank of Commerce, N.A. began business operations in December 2001 under the name Ramona National Bank. The Bank changed its name to First Business Bank, N.A. in 2006, to Bank of Southern California, N.A. in 2010, and to California Bank of Commerce, N.A. on July 31, 2024. The Bank has a wholly owned subsidiary, BCAL OREO1, LLC, which was formed on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. The Bank operates under a federal charter and its primary regulator is the Office of the Comptroller of the Currency (“OCC”). The words “we,” “us,” “our,” or the “Company” refer to California BanCorp and California Bank of Commerce, N.A. collectively and on a consolidated basis. References herein to “California BanCorp,” or the “holding company” refer to California BanCorp on a stand-alone basis. References to the “Bank” refer to California Bank of Commerce, N.A.
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small to medium-sized businesses through its 14 branch offices serving California. Many of the banking offices have been acquired through a number of acquisitions. The Company's common stock trades on the Nasdaq Capital Market under the symbol “BCAL”.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary, the Bank and the Bank’s wholly owned subsidiary, BCAL OREO1, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Guidance
On January 1, 2025, the Company adopted Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This standard requires, among other things, that a public entity that has a single reportable segment provide enhanced disclosures about significant segment expenses. Significant expense categories are derived from expenses that are (1) regularly reported to an entity’s CODM, and (2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between (1) segment revenue less significant segment expenses, and (2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The adoption of ASU 2023-07 did not have a significant impact on the consolidated financial statements.
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
Significant Accounting Policies
Our accounting and reporting policies are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.
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
Recent California Tax Legislation
California Senate Bill 132 (SB 132), enacted on June 27, 2025 mandating financial institutions to adopt a single-sales-factor apportionment formula for state income and franchise tax purposes, starting with tax years beginning on or after January 1, 2025. This transition from a three-factor (equally weighted property, payroll, and sales) to a single-factor formula impacts the calculation of California taxable income and alters the marginal tax rate used by the Company in estimating its income tax provision, deferred taxes, and other comprehensive income (“OCI”). The Company re-measured its state deferred tax assets and liabilities as of December 31, 2024, to the new California rate of 10.84% multiplied by single sales apportionment factor and recorded a true up adjustment as a discrete tax expense item as well as updated the current California tax apportionment used in the annual effective tax rate calculation or tax provision calculation. The Company remeasured its state net deferred tax assets and the state deferred taxes related to OCI items as of December 31, 2024 and this resulted in an additional tax expense of $269 thousand recorded in the second quarter of 2025 to account for the adoption of the bill.

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

NOTE 2 – BUSINESS COMBINATIONS

California BanCorp Merger

On July 31, 2024 (the “Merger Date”), the Company completed its merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expanded the Company’s footprint into Northern California and provided an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained the banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region.
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
The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the acquired assets and assumed liabilities of CALB were recorded at their respective fair values on the Merger Date and subsequently updated to reflect newly obtained information. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional or new information during the measurement period pertaining to facts and circumstances that existed as of the Merger Date that, if known, may materially impact the initial valuations would result in changes to the preliminary estimated fair value amounts. The measurement period ended on July 31, 2025 and the Company concluded that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Adjustments recorded during this period are recognized in the current reporting period. The following table summarizes the final adjustments to goodwill subsequent to July 31, 2024.

(dollars in thousands)	Goodwill
Balance at July 31, 2024	$74,712
Adjustments to goodwill acquired in connection with the CALB merger	(1,581)
Balance at September 30, 2025	$73,131
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

The following table represents the allocation of the purchase consideration to the final fair value of assets acquired and liabilities assumed of CALB, subject to finalization, as of July 31, 2024, as adjusted:

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

NOTE 3 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2025
Taxable municipals	$554	$—	$(67)	$487
Tax exempt bank-qualified municipals	52,468	—	(4,145)	48,323
	$53,022	$—	$(4,212)	$48,810

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$134,521	$1,720	$(2,499)	$133,742
SBA securities	4,161	8	(69)	4,100
U.S. Treasury	2,668	—	(206)	2,462
U.S. Agency	2,000	—	(227)	1,773
Collateralized mortgage obligations	67,958	476	(2,043)	66,391
Taxable municipals	1,006	—	(72)	934
	$212,314	$2,204	$(5,116)	$209,402

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.1 million and $879 thousand at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At September 30, 2025, available-for-sale debt securities with an amortized cost of $2.9 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.0 million were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $15.4 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of September 30, 2025 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2025
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	12,560	11,850
Due after five years through ten years	36,192	33,667	14,062	13,064
Due after ten years	16,830	15,143	185,692	184,488
	$53,022	$48,810	$212,314	$209,402
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024.

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
September 30, 2025:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(78)	$9,332	$(2,421)	$42,623	$(2,499)	$51,955
SBA securities	(3)	560	(66)	2,433	(69)	2,993
U.S. Treasury	—	—	(206)	2,462	(206)	2,462
U.S. Agency	—	—	(227)	1,773	(227)	1,773
Collateralized mortgage obligations	(56)	13,047	(1,987)	30,390	(2,043)	43,437
Taxable municipals	—	—	(72)	434	(72)	434
	$(137)	$22,939	$(4,979)	$80,115	$(5,116)	$103,054

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
December 31, 2024:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(1,659)	$47,792	$(3,106)	$20,692	$(4,765)	$68,484
SBA securities	(2)	924	(95)	3,011	(97)	3,935
U.S. Treasury	—	—	(315)	2,392	(315)	2,392
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(279)	7,922	(3,684)	28,985	(3,963)	36,907
Taxable municipals	—	—	(98)	409	(98)	409
Tax exempt bank-qualified municipals	—	—	(4)	826	(4)	826
	$(1,940)	$56,638	$(7,632)	$57,985	$(9,572)	$114,623

As of September 30, 2025, the Company had a total of 76 available-for-sale debt securities in a gross unrealized loss position totaling $5.1 million, including 69 securities with total gross unrealized losses of $5.0 million that had been in a continual loss position for twelve months and longer. As of December 31, 2024, the Company had a total of 89 available-for-sale debt securities in a gross unrealized loss position totaling $9.6 million, including 64 securities with total gross unrealized losses of $7.6 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At September 30, 2025, the Company had a net unrealized loss on available-for-sale debt securities of $2.9 million, or $2.1 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.4 million, or $6.6 million net of tax in accumulated other comprehensive loss, at December 31, 2024.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At September 30, 2025, the total fair value of taxable municipal securities was $934 thousand. At September 30, 2025, all of these securities were rated AA and above. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. At December 31, 2024, all of these securities were rated AA and above.
At September 30, 2025, 61 held-to-maturity debt securities with fair values totaling $48.8 million had gross unrecognized losses totaling $4.2 million, compared to 61 held-to-maturity debt securities with fair values totaling $47.8 million had gross unrecognized losses totaling $5.5 million at December 31, 2024. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At September 30, 2025 and December 31, 2024, fair values of held-to-maturity debt securities rated AA and above totaled $45.6 million and $44.7 million, respectively and those rated AA- totaled $3.2 million and $3.2 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at September 30, 2025 and 2024 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024.

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
The table below summarizes the Company’s restricted stock investments at September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Federal Reserve Bank	$15,594	$15,524
Federal Home Loan Bank	15,305	15,305
	$30,899	$30,829

During the three and nine months ended September 30, 2025, the Company purchased $41 thousand and $70 thousand of Federal Reserve stock, respectively, and there were no purchases of FHLB stock.

During the three and nine months ended September 30, 2024, the Company purchased $4.6 million and $4.7 million, respectively, of Federal Reserve stock. In connection with the Merger, the Company acquired $5.9 million of FHLB stock during the three and nine months ended September 30, 2024, and there were zero and $820 thousand, respectively, of other purchases of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both September 30, 2025 and December 31, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and nine months ended September 30, 2025 and 2024, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At September 30, 2025 and December 31, 2024, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $8.4 million and $7.1 million, respectively. Total unfunded capital commitments for these investments were $8.3 million at September 30, 2025. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three and nine months ended September 30, 2025, the Company received $427 thousand and $97 thousand of net capital distributions from these equity investments. During the three and nine months ended September 30, 2024, the Company received $1.4 million and $1.3 million of net capital distributions from these equity investments. At September 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and nine months ended September 30, 2025 and 2024, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At September 30, 2025 and December 31, 2024, the net amortized balance of these investments was $4.9 million and $5.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $885 thousand and $1.8 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Proportional amortization	$268	$187	$842	$238
Tax credits	253	257	759	393
Contributions	342	62	757	217

At September 30, 2025 and December 31, 2024, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within the California market. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 79% and 77% of total loans at September 30, 2025 and December 31, 2024, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s loan portfolio at September 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Construction and land development	$172,747	$227,325
Real estate - other:
1-4 family residential	141,771	164,401
Multifamily residential	297,453	243,993
Commercial real estate and other	1,760,741	1,767,727
Commercial and industrial	595,085	710,970
Consumer	22,502	24,749
Loans held for investment (1)	2,990,299	3,139,165
Allowance for credit losses	(41,292)	(50,540)
Loans held for investment, net	$2,949,007	$3,088,625
(1)Loans held for investment includes net unearned fees of $2.4 million and $1.8 million and net unearned discounts on acquired loans of $41.6 million and $58.5 million at September 30, 2025 and December 31, 2024, respectively. The Company recognized $5.2 million and $4.7 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $16.9 million and $5.6 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the nine months ended September 30, 2025 and 2024, respectively.

The Company has pledged $2.18 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.43 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $357.0 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of September 30, 2025. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At September 30, 2025, the Company had loans held for sale totaling $6.7 million, consisting of SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million C&I loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At September 30, 2025 and December 31, 2024, the fair value of loans held for sale totaled $7.1 million and $17.9 million, respectively.

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

The risk category of loans by class of loans and origination year as of September 30, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Construction and land development
Pass	$17,270	$39,849	$25,157	$48,388	$5,014	$2,281	$—	$6,238	$144,197
Special mention	—	—	—	—	—	14,979	—	—	14,979
Substandard	—	—	—	13,497	—	74	—	—	13,571
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	17,270	39,849	25,157	61,885	5,014	17,334	—	6,238	172,747
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	2,474	5,192	15,055	29,687	16,646	23,380	43,203	3,442	139,079
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,692	—	—	—	—	2,692
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	2,474	5,192	15,055	32,379	16,646	23,380	43,203	3,442	141,771
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	57,855	15,992	10,993	78,196	82,450	40,997	12	—	286,495
Special mention	—	—	—	7,970	—	2,988	—	—	10,958
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	57,855	15,992	10,993	86,166	82,450	43,985	12	—	297,453
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	162,403	96,778	81,965	424,194	338,157	491,525	73,375	15,769	1,684,166
Special mention	—	—	2,775	14,623	11,220	24,407	6,205	—	59,230
Substandard	—	702	3,170	195	4,586	8,692	—	—	17,345
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	162,403	97,480	87,910	439,012	353,963	524,624	79,580	15,769	1,760,741
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	64,198	45,622	25,179	46,120	20,395	61,101	265,665	2,633	530,913
Special mention	204	675	36	257	16	1,836	10,042	183	13,249
Substandard	—	—	1,059	22,170	45	1,759	22,890	3,000	50,923
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	64,402	46,297	26,274	68,547	20,456	64,696	298,597	5,816	595,085
YTD gross charge-offs	—	—	91	3,458	163	1,140	—	—	4,852
Consumer
Pass	605	423	—	744	20,418	22	161	—	22,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	129	—	—	—	129
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	605	423	—	744	20,547	22	161	—	22,502
YTD gross charge-offs	—	—	—	—	863	—	—	—	863

Total by risk rating:
Pass	$304,805	$203,856	$158,349	$627,329	$483,080	$619,306	$382,416	$28,082	$2,807,223

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
Special mention	204	675	2,811	22,850	11,236	44,210	16,247	183	98,416
Substandard	—	702	4,229	38,554	4,760	10,525	22,890	3,000	84,660
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$305,009	$205,233	$165,389	$688,733	$499,076	$674,041	$421,553	$31,265	$2,990,299
YTD gross charge-offs	$—	$—	$91	$3,458	$2,323	$1,857	$—	$—	$7,729

The risk category of loans by class of loans and origination year as of December 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Construction and land development
Pass	$25,812	$25,857	$84,638	$47,687	$7,297	$2,328	$9,865	$—	$203,484
Special mention	—	—	—	—	12,431	—	—	—	12,431
Substandard	—	—	9,659	—	1,669	82	—	—	11,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,812	25,857	94,297	47,687	21,397	2,410	9,865	—	227,325
YTD gross charge-offs	—	—	967	—	—	—	—	—	967
Real estate - other:
1-4 family residential
Pass	20,297	15,581	33,660	17,902	6,683	18,628	44,286	—	157,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,895	—	—	—	4,469	—	7,364
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,297	15,581	36,555	17,902	6,683	18,628	48,755	—	164,401
YTD gross charge-offs	—	—	—	—	—	—	1	—	1
Multifamily residential
Pass	15,998	11,087	85,834	84,671	5,107	37,510	—	—	240,207
Special mention	—	—	—	—	—	3,786	—	—	3,786
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,998	11,087	85,834	84,671	5,107	41,296	—	—	243,993
YTD gross charge-offs	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other
Pass	111,911	86,261	454,470	399,393	100,110	453,301	104,456	148	1,710,050

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Special mention	—	9,568	2,583	11,268	2,264	9,848	—	495	36,026
Substandard	—	—	—	11,551	—	10,100	—	—	21,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	111,911	95,829	457,053	422,212	102,374	473,249	104,456	643	1,767,727
YTD gross charge-offs	—	—	51	—	—	—	—	—	51
Commercial and industrial
Pass	55,350	39,484	91,049	38,303	14,663	63,973	314,284	—	617,106
Special mention	307	46	1,403	1,322	230	1,920	11,868	—	17,096
Substandard	120	1,286	20,859	2,890	—	3,543	48,070	—	76,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	55,777	40,816	113,311	42,515	14,893	69,436	374,222	—	710,970
YTD gross charge-offs	—	37	24	—	—	—	—	—	61
Consumer
Pass	692	—	1,019	22,340	81	6	206	—	24,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	405	—	—	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	692	—	1,019	22,745	81	6	206	—	24,749
YTD gross charge-offs	—	—	—	238	—	—	—	—	238

Total by risk rating:
Pass	$230,060	$178,270	$750,670	$610,296	$133,941	$575,746	$473,097	$148	$2,952,228
Special mention	307	9,614	3,986	12,590	14,925	15,554	11,868	495	69,339
Substandard	120	1,286	33,413	14,846	1,669	13,725	52,539	—	117,598
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$230,487	$189,170	$788,069	$637,732	$150,535	$605,025	$537,504	$643	$3,139,165
YTD gross charge-offs	$—	$37	$2,498	$238	$—	$—	$1	$—	$2,774

Past Due and Nonaccrual Loans
A summary of past due loans as of September 30, 2025 and December 31, 2024 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2025
Construction and land development	$—	$—	$—	$—	$13,497	$159,250	$172,747
Real estate - other:
1-4 family residential	2,692	—	—	2,692	—	139,079	141,771
Multifamily residential	—	—	—	—	—	297,453	297,453
Commercial real estate and other	—	—	—	—	83	1,760,658	1,760,741
Commercial and industrial	—	305	—	305	2,020	592,760	595,085
Consumer	91	66	—	157	—	22,345	22,502
	$2,783	$371	$—	$3,154	$15,600	$2,971,545	$2,990,299

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659	$213,562	$227,325
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895	156,997	164,401
Multifamily residential	—	—	—	—	—	243,993	243,993
Commercial real estate and other	195	—	—	195	8,915	1,758,617	1,767,727
Commercial and industrial	1,866	1,113	—	2,979	4,917	703,074	710,970
Consumer	69	226	150	445	—	24,304	24,749
	$6,274	$5,808	$150	$12,232	$26,386	$3,100,547	$3,139,165

The Company had no loans that were over 90 days past due and were still accruing interest at September 30, 2025. The Company had $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at December 31, 2024.

Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of September 30, 2025 and December 31, 2024 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
September 30, 2025
Construction and land development	$13,497	$373	$—	$—	$13,497	$8,497
Real estate - other:
1-4 family residential	—	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	1,684	221	336	—	2,020	375
Consumer	—	—	—	—	—	—
Total	$15,264	$594	$336	$—	$15,600	$8,955

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2024
Construction and land development	$9,659	$—	$—	$—	$9,659	$9,659
Real estate - other:
1-4 family residential	2,895	—	—	—	2,895	2,895
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	8,915	820	—	—	8,915	—
Commercial and industrial	4,809	675	108	—	4,917	108
Consumer	—	—	—	—	—	—
Total	$26,278	$1,495	$108	$—	$26,386	$12,662

Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Loans are grouped based on shared risk characteristics, such as loan type, credit rating, collateral type, and borrower industry. In certain cases, the Company may identify loans that no longer exhibit similar risk characteristics to others in the portfolio. These loans are typically assigned a substandard or worse internal risk grade, as their credit profiles become more unique with deterioration. Such loans are often nonperforming, may be modified for borrowers experiencing financial difficulty, and/or are considered collateral-dependent—where repayment is expected to come from the operation or sale of the underlying collateral. Loans deemed by management to lack shared risk characteristics are evaluated individually for ACL purposes. For individually evaluated loans, the Company generally applies a discounted cash flow method using the loan’s effective interest rate. If a loan is deemed collateral-dependent, the ACL is determined based on the estimated fair value of the collateral, net of estimated costs to sell. Adjustments to the ACL for collateral-dependent loans reflect changes in the expected fair value of the collateral. For all other individually evaluated loans with amortized balances below $200 thousand, the ACL is primarily determined using the loan pricing approach, which applies a 30% factor to the loan’s unguaranteed book balance to reflect expected credit risk and recovery assumptions.
As of September 30, 2025, $30.0 million of loans were individually evaluated with a $373 thousand ACL attributed to such loans. At September 30, 2025, $29.7 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $336 thousand were evaluated using a discounted cash flow approach. One C&I loan with net amortized balance of $16.1 million was moved to individually evaluated loans due in part, to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of September 30, 2025. All other individually evaluated loans were on nonaccrual status at September 30, 2025.
As of December 31, 2024, $12.7 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2024, $12.6 million of the individually evaluated loans were evaluated based on the underlying value of the collateral, and $108 thousand were evaluated using a loan pricing approach. All individually evaluated loans were on nonaccrual status at December 31, 2024.

Modified Loans to Borrowers Experiencing Financial Difficulty

The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Construction and land development	$—	$—	$8,497	$—	$8,497	4.9%
Real estate - other:
Multifamily residential	—	—	7,970	—	7,970	2.7%
Commercial real estate and other	—	—	—	3,432	3,432	0.2%
Commercial and industrial	255	261	—	—	516	0.1%
Total	$255	$261	$16,467	$3,432	$20,415	0.7%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Construction and land development	$—	$—	$8,497	$—	$8,497	4.9%
Real estate - other:
Multifamily residential	—	—	7,970	—	7,970	2.7%
Commercial real estate and other	—	—	—	3,615	3,615	0.2%
Commercial and industrial	15,960	395	—	39	16,394	2.8%
Total	$15,960	$395	$16,467	$3,654	$36,476	1.2%

	Three Months and Nine Months Ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Total as a % of Loan Class
Commercial and industrial	$13,094	$—	$—	$13,094	1.7%
Total	$13,094	$—	$—	$13,094	0.4%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Term Extension	Weighted-Average Term Extension
Commercial and industrial	one year	eleven months

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(dollars in thousands)	Weighted-Average Term Extension	Weighted-Average Term Extension
Commercial and industrial	nine months	nine months

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Payment Delay
Commercial and industrial	90 days full payment deferrals and 12 months of partial payment deferrals

Nine Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Payment Delay
Commercial and industrial	Weighted average 70 days full payment deferrals. Upon completion of payment deferrals, weighted average 12 months of partial payment deferrals

Three Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Combination - Term Extension and Payment Delay - Financial Effect
Real estate - other:
Commercial real estate and other
Extended maturity by a weighted average 6.3 months, weighted average 6 months of interest only payment and weighted average 60 days payment deferrals. Upon completion of payment deferrals, weighted average 12 months partial payments

Nine Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Combination - Term Extension and Payment Delay - Financial Effect
Real estate - other:
Commercial real estate and other
Extended maturity by a weighted average 6.6 months, weighted average 6 months of interest only payment, weighted average 60 days payment deferrals. Upon completion of payment deferrals, weighted average 12 months partial payments

Commercial and industrial	Extended maturity by a weighted average 6 months and weighted average 120 days payment deferrals

Three Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Combination - Term Extension and Rate Reduction - Financial Effect
Construction and land development	Extended maturity by a weighted average 4 months and reduced interest rates by a weighted average 2.16%
Real estate - other:
Multifamily residential	Extended maturity by a weighted average 3 months and reduced interest rates by a weighted average 1.50%

Nine Months Ended September 30, 2025
(dollars in thousands)	Weighted-Average Combination - Term Extension and Rate Reduction - Financial Effect
Construction and land development	Extended maturity by a weighted average 4 months and reduced interest rates by a weighted average 2.16%
Real estate - other:
Multifamily residential	Extended maturity by a weighted average 3 months and reduced interest rates by a weighted average 1.50%

The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended September 30, 2025 and 2024.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2025
Construction and land development	$—	$—	$—	$—	$8,497	$—	$8,497
Real estate:
Multifamily residential	—	—	—	—	—	7,970	7,970
Commercial real estate and other	—	—	—	—		3,615	3,615
Commercial and industrial	—	—	—	—	375	16,019	16,394
	$—	$—	$—	$—	$8,872	$27,604	$36,476

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2024
Commercial and industrial	—	—	—	—	397	12,697	13,094
	$—	$—	$—	$—	$397	$12,697	$13,094
During the three and nine months ended September 30, 2025, there were no defaults of loans that had been modified within the last 12 months. During the three and nine months ended September 30, 2024, there were no defaults of loans that had been modified within the last 12 months.

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
A summary of collateral dependent loans by collateral type as of September 30, 2025 and December 31, 2024 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
September 30, 2025
Construction and land development	$—	$13,497	$—
Real estate - other:
Commercial real estate and other	—	83	—
Commercial and industrial	17,461	—	292
	$17,461	$13,580	$292

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
December 31, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	8,915	—	—
Commercial and industrial	1,402		3,407
	$10,317	$12,554	$3,407

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
The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the third week of September 2025. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. At September 30, 2025, modest adjustments were made to the Moody’s September 2025 U.S. baseline forecast based on a reassessment of policy actions, new data and market movements. Real GDP growth reflected a slightly stronger third quarter of 2025, with growth revised upward to 1.8% annualized. The annual growth rates for 2026 and 2027 remain consistent with the June 2025 forecast, indicating continued below-trend performance until at least 2027. There was no change to the Conference Board’s forecast for 2025 GDP of 1.6% in September 2025, down from 2.0% in June 2025 and in line with Moody’s Baseline scenario of 1.8%. Moody’s economic forecast anticipated two rate cuts in 2025, followed by gradual quarterly reductions until the federal funds rate reaches a neutral level of 3% by late 2026. The inflation outlook was modestly revised upward from prior quarter in September. The 10-year Treasury yield was adjusted from 4.2% to 4.3%. The labor market showed signs of further weakening in the September update. Job growth nearly stalled over the summer, with only 22,000 jobs added in August 2025. Despite this, the unemployment rate is still projected to peak at 4.8% in late 2026, consistent with the June 2025 forecast.
Between June and September 2025, Moody’s made several notable adjustments to its S2 downside scenario, reflecting a more prolonged and slightly deeper economic downturn. The most immediate change is the timing of the recession’s onset, which was pushed from the third quarter to the fourth quarter of 2025. Alongside this shift, the peak unemployment rate was revised upward from 7.1% to 7.2%, now expected to occur in Q3 2026. The economic outlook also became slightly more pessimistic. The projected decline in real GDP for 2026 was revised from -0.1% to -0.2%, and while the June 2025 version did not include a 2027 forecast, the September update projected a rebound of 1.9%, slightly above the baseline.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 1.4% in 2025, that continues to decrease to 1.1% in 2026. The report forecasts 2025 California unemployment revised upward to 5.3%, and up to 5.5% in 2026. Beacon Economics forecasted the California unemployment rate upward to 5.5% from the fourth quarter of 2025 and topping at 5.4% for the following three quarters.
The other California economic forecasts, like GSP for the construction sector, California Home Price Index (“HPI”) and Personal Consumption Expenditure (“PCE”), used in the ACL calculation were mixed in the baseline and downside scenarios. These varied changes in key economic forecasts for California are expected to have a mixed impact on the Company's ACL.

Based on the above reviews and analyses, the Company continues using the two probability-weighted scenario forecasts. The recommended weightings are based on the FOMC lowering the federal funds rate by 25 basis points in the September 2025 meeting, amid expectations of rising inflation and slowing economic growth ahead, and still pointed to two reductions later this year, uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. Short-term rates are likely to decline due to the Fed’s increased focus on employment and potential monetary easing, while the long-term rates may remain evaluated due to persistent inflation and policy uncertainty. The Company opts to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the new administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, the Company believes it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. A new presidential administration has brought changes in U.S. economic policy, the effects of which are unknown and may potentially lead to higher inflation, as could other domestic and geopolitical developments. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through August 2025 to estimate the ACL. During the third quarter of 2025, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight decrease in prepayment rates and curtailment rates from the second quarter of 2025 primarily due to lower payoffs and paydowns.
Accrued interest receivable on loans, totaled $10.0 million and $11.7 million at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a reversal of provision for credit losses for unfunded loan commitments of $236 thousand and $825 thousand for the three and nine months ended September 30, 2025, respectively. There was a $3.3 million and $3.1 million provision for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024, respectively, of which $2.7 million related to the initial allowance for unfunded credit commitments acquired in the Merger. The (reversal of) provision for credit losses for unfunded loan commitments is included in (reversal of) provision for credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $2.3 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for loan losses (ALL)
Balance, beginning of period	$41,110	$23,788	$50,540	$22,569
Initial allowance for acquired PCD loans	—	11,216	—	11,216
Provision for (reversal of) loan losses (1)	221	19,711	(3,600)	22,387
Charge-offs	(323)	(1,163)	(7,729)	(2,620)
Recoveries	284	—	2,081	—
Net charge-offs	(39)	(1,163)	(5,648)	(2,620)
Balance, end of period	$41,292	$53,552	$41,292	$53,552
Reserve for unfunded loan commitments
Balance, beginning of period	$2,514	$819	$3,103	$933
(Reversal of) provision for credit losses for unfunded loan commitments (2)	(236)	3,252	(825)	3,138
Balance, end of period	2,278	4,071	2,278	4,071
Allowance for credit losses, end of period	$43,570	$57,623	$43,570	$57,623
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2025 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the three and nine months ended September 30, 2024. There was no similar activity in the comparable 2025 period.

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended September 30, 2025
Beginning of period	$1,557	$25,978	$12,585	$990	$41,110
Provision for (reversal of) loan losses	303	1,081	(1,467)	304	221
Charge-offs	—	—	—	(323)	(323)
Recoveries	—	269	—	15	284
Net recoveries (charge-offs)	—	269	—	(308)	(39)
End of period	$1,860	$27,328	$11,118	$986	$41,292
Three Months Ended September 30, 2024
Beginning of period	$2,942	$17,048	$3,795	$3	$23,788
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
(Reversal of) provision for loan losses (1)	(219)	10,020	8,769	1,141	19,711
Charge-offs	(967)	—	(61)	(135)	(1,163)
Recoveries	—	—	—	—	—
Net charge-offs	(967)	—	(61)	(135)	(1,163)
End of period	$2,084	$29,460	$20,858	$1,150	$53,552
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three months ended September 30, 2024. There was no similar activity in the comparable 2025 period.

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Nine Months Ended September 30, 2025
Beginning of period	$1,953	$29,399	$18,056	$1,132	$50,540
(Reversal of) provision for loan losses	(93)	(329)	(3,878)	700	(3,600)
Charge-offs	—	(2,014)	(4,852)	(863)	(7,729)
Recoveries	—	272	1,792	17	2,081
Net charge-offs	$—	$(1,742)	$(3,060)	$(846)	$(5,648)
End of period	$1,860	$27,328	$11,118	$986	$41,292

Nine Months Ended September 30, 2024
Beginning of period	$2,032	$16,280	$4,242	$15	$22,569
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
Provision for loan losses (1)	691	12,245	8,322	1,129	22,387
Charge-offs	(967)	(1,457)	(61)	(135)	(2,620)
Recoveries	—	—	—	—	—
Net charge-offs	$(967)	$(1,457)	$(61)	$(135)	$(2,620)
End of period	$2,084	$29,460	$20,858	$1,150	$53,552
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2025 period.

Other Real Estate Owned (“OREO”), Net

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had zero and $4.1 million of foreclosed assets at September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company sold zero and $4.1 million, respectively, of OREO and recognized a loss on sale of zero and $862 thousand, respectively. During the three and nine months ended September 30, 2024, the Company sold zero and $13.0 million, respectively, of OREO and recognized a loss on sale of zero and $4.8 million, respectively.

Additionally, during the three and nine months ended September 30, 2024, the Company foreclosed on a multifamily nonaccrual loan of $4.7 million, that was transferred to OREO. During the three and nine months ended September 30, 2024, the Company recorded a $614 thousand valuation allowance due to a decline in the fair value of the underlying property in the third quarter of 2024. There was no valuation allowance activity during the three and nine months ended September 30, 2025.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million and $111.8 million at September 30, 2025 and December 31, 2024, respectively. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2024, and as a result of that assessment had determined that there has been no impairment to goodwill. There were no triggering events during the third quarter of 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of September 30, 2025.

The following table presents changes in the carrying amount of goodwill for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$110,934	$37,803	$111,787	$37,803
Goodwill from CALB merger	—	74,712	—	74,712
Adjustments to goodwill(1)	—	—	(853)	—
Balance, end of period	$110,934	$112,515	$110,934	$112,515
(1)During the nine months ended September 30, 2025, the goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired from the CALB merger, offset by CALB state net operating losses that cannot be utilized post-merger and recoveries on acquired PCD loans previously charged-off prior to the CALB merger.
Core deposit intangibles are amortized over remaining periods of 3.3 to 8.8 years. Trade name is amortized over a remaining period of 10 months. As of September 30, 2025, the weighted-average remaining amortization period for intangible assets was approximately 8.6 years.
The Company performs the annual impairment analysis for the intangibles assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual intangible assets impairment test performed at November 30, 2024 and therefore, believes that there was no impairment as of September 30, 2025. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gross balance, beginning of period	$27,138	$4,185	$27,138	$4,185
Additions	—	22,653	—	22,653
Gross balance, end of period	$27,138	$26,838	$27,138	$26,838

Accumulated amortization:
Balance, beginning of period	$(6,763)	$(3,120)	$(4,867)	$(2,990)
Amortization	(948)	(687)	(2,844)	(817)
Balance, end of period	(7,711)	(3,807)	(7,711)	(3,807)
Intangible assets, net, end of period	$19,427	$23,031	$19,427	$23,031

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2025	$947
2026	3,138
2027	2,761
2028	2,465
2029	2,160
Thereafter	7,956
$19,427

NOTE 6 - DEPOSITS
The Company is a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”). The Company receives an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As of September 30, 2025, reciprocal deposits increased to $770.3 million, representing 22.3% of total deposits and 21.9% of Bank’s total liabilities, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $66.7 million and $80.6 million as of September 30, 2025 and December 31, 2024, respectively. Brokered time deposits totaled $3.8 million and $121.1 million as of September 30, 2025 and December 31, 2024, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of September 30, 2025 and December 31, 2024, total collateralized deposits, including the deposits of State of California and their public agencies, were $23.3 million and $25.1 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 7 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At September 30, 2025, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2025	$94,643
2026	44,648
2027	527
2028	20
2029 and thereafter	124
$139,962

NOTE 7 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of September 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB advances	$—	$—
Subordinated notes	33,443	69,725
Total borrowings	$33,443	$69,725
Federal Home Loan Bank Secured Line of Credit
At September 30, 2025, the Company had a secured line of credit of $795.4 million from the FHLB, of which $750.4 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2025, the Company had pledged $2.18 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.43 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at September 30, 2025, the Company used $45.0 million of its secured

FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at September 30, 2025 and December 31, 2024.
Federal Reserve Bank Secured Line of Credit
At September 30, 2025, the Company had credit availability of $347.8 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2025, the Company had pledged held-to-maturity debt securities with an amortized cost of $53.0 million as collateral, and qualifying loans with an unpaid principal balance of $357.0 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $2.9 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at September 30, 2025 and December 31, 2024.
Federal Funds Unsecured Lines of Credit
At September 30, 2025, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2025 and December 31, 2024.
Fixed-to-Floating Rate Subordinated Notes
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes were to mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrued at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and were being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2025 and December 31, 2024, were zero and $40 thousand, respectively. The net unamortized issuance costs were netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense was recorded in interest expense in the consolidated statements of operations. During the second quarter of 2025, the Company redeemed all $18 million of the subordinated debt at par value.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate was to change to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At September 30, 2025 and December 31, 2024, the net unamortized fair value discount was zero and $509 thousand, respectively. The net unamortized fair value discount was netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount was recorded in interest expense in the consolidated statements of operations. During the third quarter of 2025, the Company redeemed all $20 million of the subordinated debt at par value.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At September 30, 2025 and December 31, 2024, the net unamortized fair value discount was $1.6 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2025, the Company was in compliance with all covenants and terms of these notes.

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
There were 89,500 shares repurchased at a weighted average market price of $15.22 and a total cost of $1.4 million under this share repurchase plan during both the three and nine months ended September 30, 2025. The remaining maximum number of shares authorized to be repurchased under this program was 1,510,500 shares at September 30, 2025.
During the third quarter of 2024, the Company issued 13,579,454 shares of common stock, including net shares for the settlement of accelerated restricted stock units, in connection with the Merger (refer to Note 2 - Business Combinations for additional information).

NOTE 9 - EARNINGS (LOSS) PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	$15,684	$(16,464)	$46,636	$(11,339)

Weighted average common shares outstanding - basic	32,451,576	27,705,844	32,398,593	21,579,175
Dilutive effect of outstanding:
Stock options and unvested stock grants	360,251	—	333,552	—
Weighted average common shares outstanding - diluted	32,811,827	27,705,844	32,732,145	21,579,175

Earnings (loss) per common share - basic	$0.48	$(0.59)	$1.44	$(0.53)
Earnings (loss) per common share - diluted	$0.48	$(0.59)	$1.42	$(0.53)

For the three months ended September 30, 2025 and 2024, there were 64 and 538,726 restricted stock units and zero and 58,785 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, there were 95,769 and 392,424 restricted stock units and zero and 71,066 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 10 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$25,167	$5,295	$27,734	$5,928
Assumed in the Merger	—	22,523	—	22,523
Closed	—	—	(1,553)	—
Repayments	(398)	(18)	(1,412)	(651)
Balance, end of period	$24,769	$27,800	$24,769	$27,800
Directors and related interests deposits at September 30, 2025 and December 31, 2024, amounted to approximately $40.6 million and $62.9 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for the three and nine months ended September 30, 2025 was $11 thousand and $33 thousand, respectively. Total lease expense for the three and nine months ended September 30, 2024 was $11 thousand and $33 thousand, respectively, and future minimum lease payments under the lease were $74 thousand and $107 thousand as of September 30, 2025 and December 31, 2024, respectively.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At September 30, 2025 and December 31, 2024, total capital contributions made to this investment were $1.5 million and $1.2 million, respectively.
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

The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$870,080	$925,076
Letters of credit issued to customers	21,199	16,147
Commitments to contribute capital to other equity investments	9,234	5,914
	$900,513	$947,137
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and nine months ended September 30, 2025 was $247 thousand and $741 thousand, respectively. The expense incurred for these agreements for the three and nine months ended September 30, 2024 was $161 thousand and $323 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined at this time and the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
NOTE 12 - STOCK-BASED COMPENSATION PLAN
In contemplation of the holding company reorganization, in November 2019 the Company’s Board of Directors adopted the California BanCorp 2019 Omnibus Equity Incentive Plan, formerly know as Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by shareholders in April 2020 with a maximum number of shares of common stock that may be issued or paid out under the plan of 2,200,000. In addition, upon the completion of the bank holding company reorganization in 2020, the Bank’s 2001 Stock Option Plan and 2011 Omnibus Equity Incentive Plan were terminated and all outstanding and unexpired stock options and all shares of restricted stock outstanding under the terminated plans became equivalent awards of the Company under the 2019 Plan.
At September 30, 2025, the maximum number of shares authorized for issuance under the 2019 Plan was 3,400,000.
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
For the three and nine months ended September 30, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million and $4.5 million, respectively. For the three and nine months ended September 30, 2024, total stock-based compensation cost related to stock options and restricted stock units was $2.8 million and $4.7 million, respectively.
Stock Options
As of September 30, 2025, there were $12 thousand of total unrecognized compensation costs related to the outstanding stock options. There were 3,500 stock options exercised with the intrinsic value of $27 thousand during the three months ended September 30, 2025, and 1,500 stock options exercised during the three months ended September 30, 2024. There were $8 thousand in related tax benefits for the disqualifying disposition of incentive stock options (“ISO”) exercised for the three months ended September 30, 2025. Related tax expense for non-qualified stock option exercised were approximately $4 thousand for the three months ended September 30, 2024.
There were 18,013 and 82,900 stock options exercised during the nine months ended September 30, 2025 and 2024, respectively. The intrinsic value of stock options exercised was approximately $146 thousand and $570 thousand for the nine months ended September 30, 2025 and 2024, respectively. There were $19 thousand related tax benefit for the disqualifying disposition of ISO exercised for the nine months ended September 30, 2025. Related tax expense for non-qualified stock option exercised were approximately $36 thousand for the nine months ended September 30, 2024.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2025 and 2024.
A summary of changes in outstanding stock options during the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	122,375	$9.96	136,888	$9.64
Granted	—	$—	—	$—
Exercised	(3,500)	$8.96	(18,013)	$7.34
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	118,875	$9.98	118,875	$9.98	2.3	$796
Options exercisable	115,775	$9.96	115,775	$9.96	2.2	$778

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	175,363	$9.47	272,813	$9.30
Exercised	(1,500)	$6.61	(82,900)	$8.64
Expired	—	$—	(750)	$5.93
Forfeited	—	$—	(15,300)	$10.75
Outstanding at end of period	173,863	$9.50	173,863	$9.50	2.8	$920
Options exercisable	167,663	$9.46	167,663	$9.46	2.7	$894

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	964,750	$14.63	1,048,899	$14.73
Granted	3,642	$16.27	190,790	$15.60
Vested	(89,318)	$15.31	(349,770)	$15.54
Forfeited	(9,959)	$15.28	(20,804)	$16.05
Unvested at end of period	869,115	$14.56	869,115	$14.56

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	661,116	$13.06	637,899	$13.11
Granted(1)	769,002	$15.50	937,037	$15.45
Vested(2)	(141,262)	$15.75	(280,050)	$15.79
Forfeited	(77,808)	$15.67	(83,838)	$15.67
Unvested at end of period	1,211,048	$13.06	1,211,048	$13.06
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
(2) Includes the discretionary vesting of 123,123 replacement awards issued in connection with the Merger for noncontinuing directors, executives and employees for the three and nine months ended September 30, 2024.

As of September 30, 2025, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of September 30, 2025, there was $9.0 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.8 years. The total unrecognized compensation expense included $826 thousand related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 3.2 years. The total grant date fair value of restricted stock units vested was $1.4 million and $5.4 million for the three and nine months ended September 30, 2025, and $2.2 million and $4.4 million for the three and nine months ended September 30, 2024. Related tax expenses were approximately $6 thousand and $1 thousand for the three and nine months ended September 30, 2025, and approximately zero and $53 thousand for the three and nine months ended September 30, 2024.
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
The estimated fair value hierarchy level and estimated fair value of financial instruments at September 30, 2025 and December 31, 2024, is summarized as follows:

		September 30, 2025		December 31, 2024
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$95,046	$95,046	$60,471	$60,471
Fed funds and interest-bearing balances	Level 1	464,170	464,170	327,691	327,691
Debt securities available for sale	Level 1/2	209,402	209,402	142,001	142,001
Debt securities held to maturity	Level 2	53,022	48,810	53,280	47,823
Loans held for sale	Level 2	6,685	7,081	17,180	17,855
Loans held for investment, net	Level 3	2,949,007	2,956,856	3,088,625	3,080,175
Restricted stock, at cost	Level 2	30,899	30,899	30,829	30,829
Other equity securities	Level 2	14,141	14,141	13,691	13,691
Accrued interest receivable	Level 2	11,555	11,555	12,824	12,824

Financial liabilities:
Deposits	Level 2	3,459,661	3,459,480	3,398,760	3,398,447
Borrowings	Level 2	33,443	34,072	69,725	69,876
Accrued interest payable	Level 2	560	560	4,342	4,342
Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$133,742	$—	$133,742
SBA securities	—	4,100	—	4,100
U.S. Treasury	2,462	—	—	2,462
U.S. Agency	—	1,773	—	1,773
Collateralized mortgage obligations	—	66,391	—	66,391
Taxable municipals	—	934	—	934
	$2,462	$206,940	$—	$209,402

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$83,274	$—	$83,274
SBA securities	—	5,333	—	5,333
U.S. Treasury	12,326	—	—	12,326
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	37,663	—	37,663
Taxable municipals	—	909	—	909
Tax exempt bank-qualified municipals	—	826	—	826
	$12,326	$129,675	$—	$142,001
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At September 30, 2025, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were no partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and $373 thousand related reserves were recorded during the nine months ended September 30, 2025.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024. There was no OREO as of September 30, 2025. OREO is presented net of an allowance of $614 thousand as of December 31, 2024. Only individually evaluated collateral-dependent loans with a related ACL or a partial charge off are included in the following table for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Collateral dependent loans (1):
Construction and land	$14,718	$—	$—	$14,718
Total collateral dependent loans	$14,718	$—	$—	$14,718

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Collateral dependent loans (1):
Construction and land	$9,708	$—	$—	$9,708
1-4 family residential	4,191	—	—	4,191
Commercial real estate and other	14,316	—	—	14,316
Commercial and industrial	6,476	—	—	6,476
	$34,691	$—	$—	$34,691
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of September 30, 2025 and December 31, 2024. The balance as of December 31, 2024 included $20.8 million in PCD loans.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
September 30, 2025
Collateral dependent loans
Construction and land	$9,708	Fair value of property	Cost to sell	7.50% - 7.50% (7.50%)
	5,010	Fair value of land	Cost to sell	7.60% - 7.60% (7.60%)
Total collateral dependent loans	$14,718

December 31, 2024
Collateral dependent loans
Construction and land	$9,708	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
1-4 family residential	4,191	Fair value of property	Cost to sell	7.50% – 7.50% (7.50%)
Commercial real estate and other	14,316	Fair value of property	Discount to appraised values	18.13% – 30.00% (19.70%)
Commercial and industrial	5,582	Fair value of collateral	Discount to appraised values	20.00% – 60.00% (27.37%)
			Costs to sell	7.50% - 7.50% (7.50%)
	894	Fair value of property	Costs to sell	8.00% – 10.00% (8.62%)
	$6,476
Total collateral dependent loans	$34,691
Foreclosed assets
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50% – 7.50% (7.50%)

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
Overview
California BanCorp is a California corporation incorporated on October 2, 2019, and headquartered in Del Mar, California. On May 15, 2020, we completed a reorganization whereby California Bank of Commerce, N.A. became the wholly owned subsidiary of the Company. California Bank of Commerce, N.A. has a wholly owned subsidiary, BCAL OREO1, LLC, which was incorporated on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices serving California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Merger with California BanCorp (“CALB”)
On July 31, 2024, the Company completed its all-stock merger with CALB on the terms set forth in the Agreement and Plan of Merger and Reorganization, dated January 30, 2024, by and between the Company and CALB. At July 31, 2024, CALB had total loans of $1.43 billion, total assets of $1.91 billion, and total deposits of $1.64 billion. Immediately following the merger of CALB with and into the Company, California Bank of Commerce, a California state-chartered bank and wholly owned subsidiary of CALB, merged with and into the Bank. Effective with these mergers, the corporate names of Southern California Bancorp and Bank of Southern California, N.A. were changed to California BanCorp and California Bank of Commerce, N.A., respectively. The merger expands the Company’s footprint into Northern California and provided an opportunity for building scale and increasing market share through complementary business models with a strong deposit base. The combined company retained all banking offices of both banks, adding CALB’s one full-service bank branch and its four loan production offices in Northern California to the Bank’s 13 full-service bank branches located throughout the Southern California region for a total of 14 Bank branches.
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
Market and Banking Industry Updates
The U.S. government shutdown has created uncertainty in the economic landscape, and modest disruptions across certain sectors. The shutdown has delayed some federal services, regulatory activities, and government-related transactions, which may affect overall market sentiment. The duration and ultimate economic impact remain uncertain and will depend on the timing and terms of a resolution.
The recently passed One Big Beautiful Bill Act includes a broad range of tax reform provisions impacting individuals and businesses, along with substantial cuts to social programs and reduced funding for financial oversight agencies, including the Consumer Financial Protection Bureau. These changes may affect deposit customers, borrowers, and the banking industry. The full impact of the Act is still being assessed and remains uncertain at this time. Separately, California’s single sales factor apportionment bill for financial institutions did not have a material impact on our estimated income tax expense, deferred taxes, or other comprehensive income.
At its October 29, 2025 meeting, the Federal Open Market Committee lowered the target range for the Fed funds rate to a range of 3.75% to 4.00%, This marks the second consecutive rate cut following the September reduction, aimed at supporting economic growth amid elevated inflation and a weakening labor market. Chairman Powell commented that a futher reduction in the policy rate at the December meeting is not a forgone conclusion.
Regarding the effects of tariffs on the economy, the Chairman observed that changes to government policies continue to evolve, and their effects on the economy remain uncertain and that higher tariffs have begun to show through more clearly in the prices of some goods, but their overall effects on economic activity and inflation remains uncertain. The Fed also announced it will end quantitative tightening on December 1 2025, halting the reduction of its balance sheet and injecting additional liquidity into financial markets. The Fed acknowledged that uncertainty about the economic outlook remains elevated, especially due to the ongoing government shutdown, which has limited its access to key economic data. The Chairman pointed out that the growth of economic activity has moderated, particularly due to a slowdown in consumer spending, while business investment has picked up. GDP grew at an average annualized rate of approximately 2.3% over the first nine months of the year, down from 2.5% in 2024. The Fed also acknowledged that labor market conditions are gradually cooling, and inflation remains somewhat elevated at around 2.8%.
Markets have been volatile lately due to the recent changes in tariff policies. Given the fluid dynamics of the situation we continue to monitor the effect of tariffs and trade negotiations on our clients and we do not currently expect to see an impact on client operations from those events. We have minimal exposure to international trade, although some of our clients do source materials from outside the country.
In California, overall consumer prices are predicted to go up 3.8% on an annualized basis in the fourth quarter of 2025, then gradually decline to 3.6% in the first quarter of 2026 and 3.4% in the second quarter, according to the UCLA Anderson Forecast. Moody’s anticipates GDP growth in California to decelerate to 1.4% in 2025 and to continue to decrease to 1.1% in 2026. The state has shifted to the position of the world’s fifth-largest economy, following a decline from its previous fourth-place ranking. California’s economy is cooling off, with slower payroll growth and downward revisions widening the gap with national trends. Challenges in the tech sector are expected to persist amid ongoing uncertainty. Building permits declined in 2024 and have yet to show signs of recovery. With the trade war still ongoing, growing uncertainty is prompting businesses and investors to scale back and proceed cautiously. We have observed that some clients have expressed hesitancy in initiating projects due to the uncertain economic environment.
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
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. We are nearing the completion of derisking our consolidated balance sheets, having significantly reduced our exposure in the Sponsor Finance portfolio, decreased our reliance on brokered deposits and improved overall credit quality. The reduction in credit risk in our total loan portfolio is reflected in the reversal of provision for loan losses over three consecutive quarters, from the fourth quarter of 2024 through the second quarter of 2025. Additionally, our non-performing assets to total assets ratio of 0.38% at September 30, 2025, declined from 0.76% at December 31, 2024, along with a decrease in substandard loans since year-end.
Per the regulatory definition of commercial real estate, at September 30, 2025, our concentration of such loans represented 466% of our total risk-based capital. In addition, at September 30, 2025, total loans secured by commercial real estate under construction and land development represented 35% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at September 30, 2025 were $13.6 million and there were $1.7 million charge-offs during the nine months ended September 30, 2025. At September 30, 2025, there was no OREO.
Given the nature of our commercial banking business, approximately 49% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2025.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At September 30, 2025, the amortized cost of our held-to-maturity debt securities was $53.0 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $209.4 million, or approximately 5.1% of total assets. The 10-Year Treasury Bond was approximately at 4.2% at the end of September 30, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in the in the first half of 2025, resulted in a lower net unrealized losses on our debt securities at September 30, 2025. At September 30, 2025, our accumulated other comprehensive loss, net of taxes, decreased to $2.1 million, compared to $6.6 million at December 31, 2024. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $5.0 million at September 30, 2025. The results of our stress testing on our debt security portfolio at September 30, 2025, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $30.7 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
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

	Three Months Ended			Nine Months Ended September 30,
($ in thousands except share and per share data)	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
EARNINGS
Net interest income	$42,515	$41,417	$36,942	$126,187	$78,443
(Reversal of) provision for credit losses	$(15)	$(634)	$22,963	$(4,425)	$25,525
Noninterest income	$2,668	$2,856	$1,174	$8,090	$3,756
Noninterest expense	$23,382	$24,833	$37,680	$73,135	$71,666
Income tax expense (benefit)	$6,132	$5,975	$(6,063)	$18,931	$(3,653)
Net income (loss)	$15,684	$14,099	$(16,464)	$46,636	$(11,339)
Pre-tax pre-provision income(1)	$21,801	$19,440	$436	$61,142	$10,533
Adjusted pre-tax pre-provision income(1)	$21,801	$19,440	$15,041	$61,142	$26,178
Diluted earnings (loss) per share	$0.48	$0.43	$(0.59)	$1.42	$(0.53)
Ending shares outstanding	32,443,056	32,463,311	32,142,427	32,443,056	32,142,427

PERFORMANCE RATIOS
Return on average assets	1.54%	1.45%	(1.82)%	1.57%	(0.55)%
Adjusted return on average assets(1)	1.54%	1.45%	1.01%	1.57%	0.74%
Return on average common equity	11.24%	10.50%	(15.28)%	11.61%	(4.48)%
Adjusted return on average common equity(1)	11.24%	10.50%	8.44%	11.61%	6.00%
Yield on loans	6.50%	6.58%	6.79%	6.56%	6.40%
Yield on earning assets	6.08%	6.21%	6.49%	6.18%	6.15%
Cost of deposits	1.59%	1.59%	2.09%	1.59%	2.09%
Cost of funds	1.69%	1.73%	2.19%	1.71%	2.19%
Net interest margin	4.52%	4.61%	4.43%	4.59%	4.12%
Efficiency ratio(1)	51.7%	56.1%	98.9%	54.5%	87.2%
Adjusted efficiency ratio(1)	51.7%	56.1%	60.5%	54.5%	68.2%
Net charge-offs to average loans held-for-investment	(0.01)%	(0.54)%	(0.17)%	(0.25)%	(0.16)%

	September 30, 2025	December 31, 2024
CAPITAL
Tangible equity to tangible assets(1)	10.94%	9.69%
Book value (BV) per common share	$17.41	$15.86
Tangible BV per common share(1)	$13.39	$11.71

ASSET QUALITY
Allowance for loan losses (ALL)	$41,292	$50,540
Reserve for unfunded loan commitments	2,278	3,103
Allowance for credit losses (ACL)	$43,570	$53,643
Allowance for loan losses to nonperforming loans	264.7%	190.5%
ALL to total loans	1.38%	1.61%
ACL to total loans	1.46%	1.71%
30-89 days past due, excluding nonaccrual loans	$3,154	$12,082
Over 90 days past due, excluding nonaccrual loans	$—	$150
Special mention loans	$98,416	$69,339
Special mention loans to total loans held for investment	3.29%	2.21%
Substandard loans	$84,660	$117,598
Substandard loans to total loans held for investment	2.83%	3.75%
Nonperforming loans	$15,600	$26,536
Nonperforming loans to total loans held for investment	0.52%	0.85%
Other real estate owned	$—	$4,083
Nonperforming assets	$15,600	$30,619
Nonperforming assets to total assets	0.38%	0.76%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$2,996,984	$3,156,345
Total assets	$4,101,209	$4,031,654
Deposits	$3,459,661	$3,398,760
Loans to deposits	86.6%	92.9%
Shareholders' equity	$564,724	$511,836
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Efficiency Ratio
Noninterest expense	$23,382	$24,833	$37,680	$73,135	$71,666
Less: Merger and related expenses	—	—	14,605	—	15,645
Adjusted noninterest expense	$23,382	$24,833	$23,075	$73,135	$56,021

Net interest income	42,515	41,417	36,942	126,187	78,443
Noninterest income	2,668	2,856	1,174	8,090	3,756
Total net interest income and noninterest income	$45,183	$44,273	$38,116	$134,277	$82,199
(1) Efficiency ratio (non-GAAP)	51.7%	56.1%	98.9%	54.5%	87.2%
(1) Adjusted efficiency ratio (non-GAAP)	51.7%	56.1%	60.5%	54.5%	68.2%

Pre-tax Pre-provision Income
Net interest income	$42,515	$41,417	$36,942	$126,187	$78,443
Noninterest income	2,668	2,856	1,174	8,090	3,756
Total net interest income and noninterest income	45,183	44,273	38,116	134,277	82,199
Less: Noninterest expense	23,382	24,833	37,680	73,135	71,666
(2) Pre-tax pre-provision income (non-GAAP)	$21,801	$19,440	$436	$61,142	$10,533
Add: Merger and related expenses	—	—	14,605	—	15,645
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$21,801	$19,440	$15,041	$61,142	$26,178

Return on Average Assets, Equity, and Tangible Equity
Net income (loss)	$15,684	$14,099	$(16,464)	$46,636	$(11,339)
Add: After-tax Day1 provision for non PCD loans and unfunded loan commitments (1)	—	—	14,978	—	14,978
Add: After-tax merger and related expenses (1)	—	—	10,576	—	11,535
(3) Adjusted net income (non-GAAP)	$15,684	$14,099	$9,090	$46,636	$15,174

Average assets	$4,041,872	$3,905,279	$3,593,157	$3,982,375	$2,735,695
Average shareholders’ equity	553,543	538,378	428,558	536,949	337,813
Less: Average intangible assets	130,825	132,600	104,409	132,321	60,917
(4) Average tangible common equity (non-GAAP)	$422,718	$405,778	$324,149	$404,628	$276,896

Return on average assets	1.54%	1.45%	(1.82%)	1.57%	(0.55%)
(5) Adjusted return on average assets (non-GAAP)	1.54%	1.45%	1.01%	1.57%	0.74%
Return on average equity	11.24%	10.50%	(15.28%)	11.61%	(4.48%)
(5) Adjusted return on average equity (non-GAAP)	11.24%	10.50%	8.44%	11.61%	6.00%
(6) Return on average tangible common equity (non-GAAP)	14.72%	13.94%	(20.21%)	15.41%	(5.47%)
(6) Adjusted return on average tangible common equity (non-GAAP)	14.72%	13.94%	11.16%	15.41%	7.32%
(1) After-tax Day1 provision for non PCD loans and unfunded loan commitments and after-tax merger and related expenses are presented using a 29.56% tax rate.

(dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$564,724	$511,836
Less: Intangible assets	130,361	134,058
(7) Tangible common equity (non-GAAP)	$434,363	$377,778

Total assets	$4,101,209	$4,031,654
Less: Intangible assets	130,361	134,058
(7) Tangible assets (non-GAAP)	$3,970,848	$3,897,596

Equity to asset ratio	13.77%	12.70%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	10.94%	9.69%
Book value per share	$17.41	$15.86
(9) Tangible book value per share (non-GAAP)	$13.39	$11.71
Shares outstanding	32,443,056	32,265,935

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

Results of Operations
Net Income (Loss)
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Net income for the third quarter of 2025 was $15.7 million, or $0.48 per diluted share, compared to $14.1 million, or $0.43 per diluted share in the second quarter of 2025. Pre-tax, pre-provision income (non-GAAP1) for the third quarter was $21.8 million, an increase of $2.4 million from the prior quarter. The net income and diluted earnings per share increases were largely driven by slightly higher net interest income after reversal of provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net income for the three months ended September 30, 2025 was $15.7 million, or $0.48 per diluted share, compared to a net loss of $16.5 million, or $0.59 per diluted share for the same 2024 period. The $32.1 million increase in net income from the three months ended September 30, 2024 was primarily due to a $5.6 million increase in net interest income from higher average interest-earning assets resulting from the Merger, a $1.5 million increase in noninterest income and a $23.0 million decrease in the provision for credit losses as the comparable 2024 period included a $21.3 million provision for credit losses on loans and unfunded commitments related to the Merger, and a $14.3 million decrease in noninterest expense as the comparable 2024 period included $14.6 million of merger related expenses. Pre-tax, pre-provision income for the three months ended September 30, 2025 was $21.8 million, an increase of $21.4 million, compared to pre-tax, pre-provision income of $436 thousand for the same 2024 period. Excluding CECL-related provision for credit losses on acquired loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $9.1 million for the comparable 2024 period.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net income for the nine months ended September 30, 2025 was $46.6 million, or $1.42 per diluted share, compared to a net loss of $11.3 million, or $0.53 per diluted share in the prior year. The $58.0 million increase in net income from the prior year was primarily due to a $47.7 million increase in net interest income from higher average interest-earning assets resulting from the Merger, a $30.0 million decrease in the provision for credit losses as the comparable 2024 period included a $21.3 million provision for credit losses on loans and unfunded commitments related to the Merger, partially offset by a $1.5 million increase in noninterest expense, and a $22.6 million increase in income taxes. Pre-tax, pre-provision income for the nine months ended September 30, 2025 was $61.1 million, an increase of $50.6 million compared to pre-tax, pre-provision income of $10.5 million for the nine months ended September 30, 2024. Excluding CECL-related provision for credit losses on acquired loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $15.2 million for the comparable 2024 period.

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

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$2,974,224	$48,721	6.50%	$2,992,299	$49,080	6.58%	$2,783,581	$47,528	6.79%
Taxable debt securities	191,922	2,142	4.43%	164,558	1,751	4.27%	149,080	1,687	4.50%
Tax-exempt debt securities (2)	53,092	302	2.86%	53,438	304	2.89%	53,682	306	2.87%
Deposits in other financial institutions	452,615	5,101	4.47%	295,602	3,270	4.44%	161,616	2,215	5.45%
Fed funds sold/resale agreements	29,575	315	4.23%	65,568	730	4.47%	143,140	1,886	5.24%
Restricted stock investments and other bank stock	31,702	607	7.60%	31,672	651	8.24%	24,587	505	8.17%
Total interest-earning assets	3,733,130	57,188	6.08%	3,603,137	55,786	6.21%	3,315,686	54,127	6.49%
Total noninterest-earning assets	308,742			302,142			277,471
Total assets	$4,041,872			$3,905,279			$3,593,157

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$862,250	$4,172	1.92%	$763,987	$3,666	1.92%	$617,373	$2,681	1.73%
Money market and savings accounts	1,194,541	7,987	2.65%	1,149,286	7,724	2.70%	999,322	8,392	3.34%
Time deposits	151,633	1,402	3.67%	165,049	1,550	3.77%	421,241	5,087	4.80%
Total interest-bearing deposits	2,208,424	13,561	2.44%	2,078,322	12,940	2.50%	2,037,936	16,160	3.15%
Borrowings:
FHLB advances	—	—	—%	—	—	—%	611	9	5.86%
Subordinated debt	52,952	1,112	8.33%	67,159	1,429	8.53%	52,246	1,016	7.74%
Total borrowings	52,952	1,112	8.33%	67,159	1,429	8.53%	52,857	1,025	7.71%
Total interest-bearing liabilities	2,261,376	14,673	2.57%	2,145,481	14,369	2.69%	2,090,793	17,185	3.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,183,313			1,179,791			1,031,844
Other liabilities	43,640			41,629			41,962
Shareholders’ equity	553,543			538,378			428,558
Total Liabilities and Shareholders’ Equity	$4,041,872			$3,905,279			$3,593,157
Net interest spread			3.51%			3.52%			3.22%
Net interest income and margin(4)		$42,515	4.52%		$41,417	4.61%		$36,942	4.43%
Cost of deposits(5)	$3,391,737	$13,561	1.59%	$3,258,113	$12,940	1.59%	$3,069,780	$16,160	2.09%
Cost of funds(6)	$3,444,689	$14,673	1.69%	$3,325,272	$14,369	1.73%	$3,122,637	$17,185	2.19%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $5.2 million, $5.6 million and $4.7 million for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.89%, 36.21% and 33.61% of average total deposits for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively.
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

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,024,919	$148,487	6.56%	$2,194,059	$105,169	6.40%
Taxable debt securities	165,512	5,417	4.38%	133,321	4,129	4.14%
Tax-exempt debt securities (2)	53,349	911	2.89%	53,759	918	2.89%
Deposits in other financial institutions	355,431	11,839	4.45%	87,966	3,569	5.42%
Fed funds sold/resale agreements	41,849	1,380	4.41%	57,634	2,281	5.29%
Restricted stock investments and other bank stock	31,677	1,765	7.45%	19,383	1,174	8.09%
Total interest-earning assets	3,672,737	169,799	6.18%	2,546,122	117,240	6.15%
Total noninterest-earning assets	309,638			189,573
Total assets	$3,982,375			$2,735,695

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$787,614	$11,204	1.90%	$446,759	$6,860	2.05%
Money market and savings accounts	1,168,715	23,461	2.68%	767,916	18,022	3.13%
Time deposits	174,529	5,015	3.84%	312,544	11,253	4.81%
Total interest-bearing deposits	2,130,858	39,680	2.49%	1,527,219	36,135	3.16%
Borrowings:
FHLB advances	—	—	—%	26,105	1,103	5.64%
Subordinated debt	63,317	3,932	8.30%	29,425	1,559	7.08%
Total borrowings	63,317	3,932	8.30%	55,530	2,662	6.40%
Total interest-bearing liabilities	2,194,175	43,612	2.66%	1,582,749	38,797	3.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,206,063			784,609
Other liabilities	45,188			30,524
Shareholders’ equity	536,949			337,813
Total Liabilities and Shareholders’ Equity	$3,982,375			$2,735,695
Net interest spread			3.52%			2.88%
Net interest income and margin (4)		$126,187	4.59%		$78,443	4.12%
Cost of deposits (5)	$3,336,921	$39,680	1.59%	$2,311,828	$36,135	2.09%
Cost of funds (6)	$3,400,238	$43,612	1.71%	$2,367,358	$38,797	2.19%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $16.9 million and $5.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 36.14%, and 33.94% of average total deposits for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30, 2025 vs. June 30, 2025			Three Months Ended September 30, 2025 vs. September 30, 2024			Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$241	$(600)	$(359)	$3,313	$(2,120)	$1,193	$40,649	$2,669	$43,318
Taxable debt securities	323	68	391	483	(28)	455	1,039	249	1,288
Tax-exempt debt securities	2	(4)	(2)	(2)	(2)	(4)	(8)	1	(7)
Deposits in other financial institutions	1,804	27	1,831	3,284	(398)	2,886	8,946	(676)	8,270
Fed fund sold/resale agreements	(377)	(38)	(415)	(471)	(1,100)	(1,571)	1,081	(1,982)	(901)
Restricted stock investments and other bank stock	8	(52)	(44)	140	(38)	102	690	(99)	591
Total interest-earning assets	2,001	(599)	1,402	6,747	(3,686)	3,061	52,397	162	52,559

Interest-bearing liabilities:
Interest-bearing NOW accounts	516	(10)	506	1,166	325	1,491	4,876	(532)	4,344
Money market and savings accounts	389	(126)	263	1,502	(1,907)	(405)	8,321	(2,882)	5,439
Time deposits	(109)	(39)	(148)	(1,983)	(1,702)	(3,685)	(4,297)	(1,941)	(6,238)
Total interest-bearing deposits	796	(175)	621	685	(3,284)	(2,599)	8,900	(5,355)	3,545
Borrowings:
FHLB advances	—	—	—	(4)	(5)	(9)	(551)	(552)	(1,103)
Subordinated debt	(283)	(34)	(317)	17	79	96	2,063	310	2,373
Total borrowings	(283)	(34)	(317)	13	74	87	1,512	(242)	1,270
Total interest-bearing liabilities	513	(209)	304	698	(3,210)	(2,512)	10,412	(5,597)	4,815
Net interest income	$1,488	$(390)	$1,098	$6,049	$(476)	$5,573	$41,985	$5,759	$47,744

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Net interest income for the third quarter of 2025 was $42.5 million, compared with $41.4 million in the prior quarter. The increase in net interest income was primarily due to a $1.4 million increase in total interest and dividend income, partially offset by a $304 thousand increase in total interest expense in the third quarter of 2025, as compared to the prior quarter. During the third quarter of 2025, loan interest income decreased by $359 thousand, including a decrease of $713 thousand of accretion income from the net purchase accounting discounts on acquired loans, partially offset by increases of $389 thousand in total debt securities income and $1.4 million in interest and dividend income from other financial institutions. The increase in interest income was mainly due to increases in average deposits in other financial institutions of $157.0 million and average total debt securities of $27.0 million, partially offset by decreases in average total loan balances of $18.1 million and average Fed funds sold/resale agreements of $36.0 million. The increase in interest expense for the third quarter of 2025 was primarily due to a $621 thousand increase in interest expense on interest-bearing deposits, the result of a $130.1 million increase in average interest-bearing deposits, partially offset by a $317 thousand decrease in total borrowing costs mostly related to the redemption of $18.0 million of 5.50% subordinated notes in June 2025.

Net interest margin for the third quarter of 2025 was 4.52%, compared with 4.61% in the prior quarter. The decrease was primarily related to a 13 basis point decrease in the total interest-earning assets yield, partially offset by a 4 basis point decrease in the cost of funds. The yield on total average interest-earning assets in the third quarter of 2025 was 6.08%, compared with 6.21% in the prior quarter. The yield on average total loans in the third quarter of 2025 was 6.50%, a decrease of 8 basis points from 6.58% in the prior quarter. Accretion income from the net purchase accounting discounts on acquired loans was $4.5 million, increasing the yield on average total loans by 59 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $559 thousand, the combination of which increased the net interest margin by 41 basis points in the third quarter of 2025. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $5.2 million, increasing the yield on average total loans by 69 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $555 thousand, the combination of which increased the net interest margin by 51 basis points.

Cost of funds for the third quarter of 2025 was 1.69%, a decrease of 4 basis points from 1.73% in the prior quarter. The decrease was primarily driven by a drop of 20 basis points in the cost of total borrowings, which was primarily due to the decrease in average total borrowings of $14.2 million from the redemption of the $18.0 million subordinated notes in June 2025, coupled with a 6 basis point decrease in the cost of average interest-bearing deposits. The amortization expense of $559 thousand from the purchase accounting discounts on acquired subordinated debt contributed 6 basis points to the cost of funds. Average noninterest-bearing demand deposits increased $3.5 million to $1.18 billion and represented 34.9% of total average deposits for the third quarter of 2025, compared with $1.18 billion and 36.2%, respectively, in the prior quarter; average interest-bearing deposits increased $130.1 million to $2.21 billion during the third quarter of 2025. The total cost of deposits in the third quarter of 2025 was maintained at 1.59%, the same as the prior quarter. The cost of total interest-bearing deposits decreased 6 basis points primarily due to the Company’s ongoing strategy to pay off high cost money market deposits, savings deposits and time deposits in the third quarter of 2025.

Average total borrowings decreased $14.2 million to $53.0 million in the third quarter of 2025, primarily due to the redemption of the $18.0 million of subordinated notes in June 2025. The average cost of total borrowings was 8.33% for the third quarter of 2025, down from 8.53% in the prior quarter.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net interest income for the three months ended September 30, 2025 was $42.5 million, compared with $36.9 million for the three months ended September 30, 2024. The increase in interest income primarily relates to increases in total average interest-earning assets due to the Merger during the third quarter of 2024. The $5.6 million increase in net interest income was due to higher average balances, coupled with lower costs of interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities.

Net interest margin for the three months ended September 30, 2025 was 4.52%, compared with 4.43% for the same 2024 period. The 9 basis point increase was primarily related to a 41 basis point decrease in the total average interest-earning assets yield resulting from higher accretion income from the net purchase accounting discounts on acquired loans and a change in our average interest-earning asset mix, coupled with a 50 basis point decrease in the cost of funds. The yield on total average earning assets during the three months ended September 30, 2025 was 6.08%, compared with 6.49% for the same 2024 period. The yield on average loans during the three months ended September 30, 2025 was 6.50%, a decrease of 29 basis points from 6.79% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $4.5 million, increasing the yield on average total loans by 59 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $559 thousand, the combination of which increased the net interest margin by 41 basis points in the third quarter of 2025. Accretion income from the net purchase accounting discounts on acquired loans was $4.1 million and the amortization expense impact on interest expense was $278 thousand, the combination of which increased the net interest margin by 46 basis points in the third quarter of 2024.
During the three months ended September 30, 2025, total interest income increased $3.1 million, comprised of a $1.2 million increase in total loan interest income, of which $4.5 million was related to accretion income from the net purchase accounting discounts on acquired loans, a $451 thousand increase in total debt securities income, and a $1.4 million increase in interest and dividend income from other financial institutions and other interest-earning assets. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value loan marks. Average interest-earning assets increased $417.4 million, resulting primarily from a $190.6 million increase in average total loans, a $291.0 million increase in average deposits in other financial institutions, a $42.3 million increase in total average debt securities, a $7.1 million increase in average restricted stock investments and other bank stock, offset by a $113.6 million decrease in average Fed funds sold/resale agreements.
During the three months ended September 30, 2025, total interest expense decreased by $2.5 million to $14.7 million, comprised primarily of a $2.6 million decrease in interest expense on interest-bearing deposits primarily due to a decrease in the cost of interest-bearing deposits resulting from our deposit repricing strategy and the ongoing reduction of high cost brokered deposits, partially offset by the increase in average interest-bearing liabilities resulting from the Merger.
Total cost of funds for the three months ended September 30, 2025 was 1.69%, a decrease of 50 basis points from 2.19% for the same 2024 period. The decrease was primarily driven by a 71 basis point decrease in the average cost of interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by an increase of 62 basis points in the cost of total borrowings. Average noninterest-bearing demand deposits increased $151.5 million to $1.18 billion and represented 34.9% of total average deposits for the three months ended September 30, 2025, compared with $1.03 billion and 33.6%, respectively, for the same 2024 period; average interest-bearing deposits increased $170.5 million to $2.21 billion during the three months ended September 30, 2025. The total cost of deposits for the three months ended September 30, 2025 was 1.59%, down 50 basis points from 2.09% for the same 2024 period.
Average total borrowings increased $95 thousand to $53.0 million for the three months ended September 30, 2025 resulting from an increase of $706 thousand in average subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $611 thousand decrease in average FHLB advances and a $17.9 million decrease as a result of the redemption of the $18 million subordinated notes in June 2025 and $20 million subordinated notes in September 2025. The average cost of total borrowings was 8.33% for the three months ended September 30, 2025, a 62 basis point increase from 7.71% for the same 2024 period. The increase was primarily attributable to borrowing costs associated with the acquired subordinated debt, including net amortization of purchase accounting discounts.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net interest income for the nine months ended September 30, 2025 was $126.2 million, compared to $78.4 million for the nine months ended September 30, 2024. The increase was primarily due to a $52.6 million increase in total interest income, offset by a $4.8 million increase in total interest expense. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total average interest-bearing liabilities from the Merger during the third quarter of 2024. During the nine months ended September 30, 2025, total loan interest income increased $43.3 million, of which $15.3 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $1.3 million, and interest and dividend income from other financial institutions and other interest-earning assets increased $8.0 million. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. The increase in interest income was primarily due to higher average balances, due in part to the Merger, and a 3 basis point increase in yield on the total average interest-earning assets for the nine months ended September 30, 2025 compared to the same 2024 period. Total average interest-earning assets increased $1.13 billion, resulting from a $830.9 million increase in average total loans, a $31.8 million increase in total average debt securities, a $267.5 million increase in average deposits in other financial institutions, partially offset by a $15.8 million decrease in average Fed funds sold/resale agreements.
During the nine months ended September 30, 2025, total interest expense increased by $4.8 million to $43.6 million as compared to the same period in 2024, comprised primarily of a $3.5 million increase in interest on average interest-bearing deposits driven by the increase in average interest-bearing deposits from the Merger, partially offset by the decrease in the cost of interest-bearing deposits between periods.
Net interest margin for the nine months ended September 30, 2025 was 4.59%, compared with 4.12% for the nine months ended September 30, 2024. The increase was primarily related to a 48 basis point decrease in the cost of funds and a 3 basis point increase in the total interest-earning assets yield resulting from higher market interest rates and a change in our interest-earning asset mix. The yield on total earning assets during the nine months ended September 30, 2025 was 6.18%, compared with 6.15% for the nine months ended September 30, 2024. The yield on average total loans during the nine months ended September 30, 2025 was 6.56%, a 16 basis point increase from 6.40% for the nine months ended September 30, 2024. The cost on total interest-bearing liabilities during the nine months ended September 30, 2025 was 2.66%, a 61 basis point decrease from 3.27% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $15.3 million and the amortization expense impact on interest expense was $1.6 million, the combination of which increased the net interest margin by 50 basis points for the nine months ended September 30, 2025. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 68 basis points for the nine months ended September 30, 2025. Accretion income from the net purchase accounting discounts on acquired loans was $4.1 million and the amortization expense impact on interest expense was $278 thousand, the combination of which increased the net interest margin by 20 basis points for the nine months ended September 30, 2024. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 25 basis points for the nine months ended September 30, 2024.
Total cost of funds for the nine months ended September 30, 2025 was 1.71%, a decrease of 48 basis points from 2.19% for the nine months ended September 30, 2024. The decrease was primarily driven by a 67 basis point decrease in the cost of average interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by increases in average total borrowings and average cost of total borrowings. Average noninterest-bearing demand deposits increased $421.5 million to $1.21 billion and represented 36.1% of total average deposits for the nine months ended September 30, 2025, compared with $784.6 million and 33.9%, respectively, for the same 2024 period; average interest-bearing deposits increased $603.6 million to $2.13 billion during the nine months ended September 30, 2025. The total cost of deposits for the nine months ended September 30, 2025 was 1.59%, down 50 basis points from 2.09% for the same 2024 period.
Average total borrowings increased $7.8 million to $63.3 million for the nine months ended September 30, 2025, resulting primarily from a $33.9 million increase in subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, partially offset by a $26.1 million decrease in average

FHLB advances. Additionally, average total borrowings decreased in the nine months ended September 30, 2025 as a result of the redemption of the $18 million subordinated notes in June 2025 and $20 million subordinated notes in September 2025. The average cost of total borrowings was 8.30% for the nine months ended September 30, 2025, a 190 basis point increase from 6.40% for the same 2024 period. The increase was primarily attributable to borrowing costs associated with the acquired subordinated debt, including net amortization of purchase accounting discounts, coupled with a higher borrowing expense related to those subordinated notes converting to a floating-rate and up to redemption during the second quarter of 2025.

(Reversal of) Provision for Credit Losses
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
We recorded a reversal of provision for credit losses of $15 thousand for the third quarter of 2025, compared to $634 thousand in the prior quarter. Total net charge-offs were $39 thousand in the third quarter of 2025, which consisted of $323 thousand of gross charge-offs, offset by $284 thousand of gross recoveries. The reversal of provision for credit losses in the third quarter of 2025 included a $236 thousand reversal of provision for credit losses for unfunded loan commitments related to the decrease in unfunded loan commitments during the third quarter of 2025, coupled with a decrease in average funding rates used to estimate the allowance for credit losses on unfunded commitments. Total unfunded loan commitments decreased $22.2 million to $879.0 million at September 30, 2025, compared to $901.2 million in unfunded loan commitments at June 30, 2025.

The provision for credit losses for loans held for investment in the third quarter of 2025 was $221 thousand, an increase of $884 thousand from a reversal of provision for credit losses of $663 thousand in the prior quarter. The increase was driven primarily by changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, and an increase in the allowance for a collateral-dependent loan, partially offset by changes in the composition of the loans held for investment portfolio, and changes in qualitative factors. The Company’s management continues to monitor macroeconomic variables related to changes in interest rates and the concerns of an economic downturn, and believes it has appropriately provisioned for the current environment.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
We recorded a reversal of provision for credit losses of $15 thousand for the three months ended September 30, 2025, compared to a provision for credit losses of $23.0 million for the same 2024 period. The provision for credit losses for the three months ended September 30, 2024 included a $19.7 million provision for credit losses on loans held for investment and a $3.3 million provision for credit losses for unfunded loan commitments, primarily due to the impact of the Merger.
The provision for credit losses for the loans held for investments for the three months ended September 30, 2024 was largely related to the Merger, and the resulting one-time initial provision for credit losses on acquired non-PCD loans of $18.5 million and unfunded loan commitments of $2.7 million.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
We recorded a reversal of provision for credit losses of $4.4 million for the nine months ended September 30, 2025, compared to a provision for credit losses of $25.5 million for the same 2024 period. Total net charge-offs were $5.6 million in the nine months ended September 30, 2025, which consisted of $7.7 million of gross charge-offs, partially offset by $2.1 million of gross recoveries. The net charge-offs resulted from the Company’s continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The reversal of provision for credit losses in the nine months ended September 30, 2025 included a $825 thousand reversal of provision for credit losses for unfunded loan commitments primarily related to the decreases in unfunded loan commitments of $46.3 million from $925.3 million at December 31, 2024 and loss rate used to estimate the allowance for credit losses on unfunded commitments during the nine months ended September 30, 2025.

The reversal of provision for credit losses for loans held for investment in the nine months ended September 30, 2025 was $3.6 million, compared with a provision for credit losses of $22.4 million in the same 2024 period. The reversal of provision for credit losses for loans held for investment was driven primarily by the decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by the net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California.

We recorded a provision for credit losses of $25.5 million for the nine months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2024 included a $22.4 million provision for credit losses on loans held for investment and a $3.1 million provision for credit losses for unfunded loan commitments. The provision for credit losses on loans held for investment for the nine months ended September 30, 2024 was largely due to the $18.5 million one-time initial provision for credit losses on acquired non-PCD loans. The provision for credit losses on unfunded loan commitments for the nine months ended September 30, 2024 was primarily due to the $2.7 million initial provision for credit losses on unfunded commitments acquired in the Merger and the impact of higher unfunded loan commitments.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges and fees on deposit accounts	$795	$802	$842	$2,373	$1,582
Interchange and ATM income	304	376	294	1,090	647
Gain on sale of loans	—	—	8	577	423
Income from bank-owned life insurance	883	503	398	1,849	925
Servicing and related income on loans, net	69	102	82	313	150
Loss on sale and disposal of fixed assets	—	—	—	(1)	(19)
Other charges and fees	617	1,073	(450)	1,889	48
Total noninterest income	$2,668	$2,856	$1,174	$8,090	$3,756
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Total noninterest income was $2.7 million in the third quarter of 2025, a decrease of $188 thousand compared to $2.9 million in the second quarter of 2025. Other charges and fees decreased $456 thousand in the third quarter due primarily to lower income from equity investments. Bank owned life insurance income increased $380 thousand in the third quarter primarily related to a $400 thousand death benefit recognized in the current quarter. No comparable death benefit income was recognized in the prior quarter.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Total noninterest income during the three months ended September 30, 2025 was $2.7 million, an increase of $1.5 million compared to total noninterest income of $1.2 million for the same 2024 period. The increase was due primarily to the increases in Bank owned life insurance income and other charges and fees. Bank owned life insurance income increased $485 thousand primarily related to the aforementioned $400 thousand death benefit recorded in the current quarter. Other charges and fees increased $1.1 million due primarily to a higher income from equity investments and lower valuation allowance on other real estate owned (“OREO”). We recorded $613 thousand valuation allowance on OREO due to a decline in the fair value of the underlying property during the three months ended September 30, 2024. There were no comparable valuation allowance on OREO during the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Total noninterest income during the nine months ended September 30, 2025 was $8.1 million, an increase of $4.3 million compared to total noninterest income of $3.8 million for the same period in the prior year. The increases in service charges and fees on deposit accounts, bank owned life insurance income and servicing and related income on loans were primarily attributed to a higher volume of transaction-based accounts and account balances as a result of organic growth and the Merger. Additionally, the income from bank-owned life insurance included the aforementioned $400 thousand death benefit recorded during the nine months ended September 30, 2025. Other charges and fees increased $1.8 million due primarily to higher equity investments income and lower valuation allowance on OREO during the nine months ended September 30, 2025.
Gain on sale of loans was $577 thousand during the nine months ended September 30, 2025, compared to $423 thousand for the same 2024 period. The $154 thousand increase was primarily due to higher SBA 7(a) loan sales during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we sold eight SBA loans with a net carrying value of $9.0 million, resulting in a gain of $577 thousand, at an average premium of 6.44%. In the same 2024 period, we sold six SBA 7(a) loans with a net carrying value of $6.3 million, resulting in a gain on sale of $415 thousand at an average premium of 6.56%, and two non-SBA loans with a net carrying value of $455 thousand, resulting in no gain or loss.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Salaries and employee benefits	$14,717	$15,293	$15,385	$45,874	$33,771
Occupancy and equipment	2,060	2,094	2,031	6,306	4,928
Data processing and communications	1,913	1,831	1,536	5,679	3,872
Legal, audit and professional	843	972	669	2,674	1,742
Regulatory assessments	508	545	544	1,775	1,278
Director and shareholder expenses	353	395	520	1,152	952
Merger and related expenses	—	—	14,605	—	15,645
Intangible assets amortization	948	948	687	2,844	817
Other real estate owned expenses	(10)	862	3	920	5,026
Other expenses	2,050	1,893	1,700	5,911	3,635
Total noninterest expense	$23,382	$24,833	$37,680	$73,135	$71,666
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Total noninterest expense for the third quarter of 2025 was $23.4 million, a decrease of $1.5 million from total noninterest expense of $24.8 million in the prior quarter. Salaries and employee benefits decreased $576 thousand during the third quarter of 2025 to $14.7 million. The decrease in salaries and employee benefits was primarily related to the decrease in bonus and incentive compensation and payroll taxes. Other real estate owned expense decreased $872 thousand during the third quarter of 2025 to income of $10 thousand. During the second quarter of 2025, the Company sold other real estate owned (“OREO”) and recognized a $862 thousand loss. There was no comparable transaction in the current quarter.

Efficiency ratio for the third quarter of 2025 was 51.75%, compared to 56.09% in the prior quarter. The $862 thousand loss on sale of other real estate owned negatively impacted the efficiency ratio by 1.9% during the second quarter of 2025. There was no similar activity during the current quarter.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Total noninterest expense during the three months ended September 30, 2025 was $23.4 million, a decrease of $14.3 million compared with total noninterest expense of $37.7 million for the same 2024 period. The decrease was primarily due to the comparable period including $14.6 million of merger related costs with no similar cost in current quarter, partially offset by higher costs as a result of the Merger, including increases in core deposit amortization.
Salaries and employee benefits were $14.7 million during the three months ended September 30, 2025, compared to $15.4 million for the same 2024 period. The $668 thousand decrease in salaries and benefits was driven primarily by lower share-based compensation costs as the comparable period included $1.3 million one-time stock-based compensation costs associated with non-continuing CALB executives and employees; there were no comparable costs in the current quarter. This decrease was partially offset by higher headcount as a result of the Merger.
There were no merger and related expenses during the three months ended September 30, 2025, compared to $14.6 million for the same 2024 period.
Core deposit intangible amortization increased $261 thousand during the three months ended September 30, 2025. The increase in core deposit intangible amortization was primarily driven by a full quarter’s worth of amortization from the $22.7 million core deposit intangible acquired in the Merger.
Other expenses were $2.1 million during the three months ended September 30, 2025, compared to $1.7 million for the same 2024 period. The $350 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses and insurance expenses as a result of the Merger.
Our efficiency ratio for the three months ended September 30, 2025 was 51.7%, compared to 98.9% for the three months ended September 30, 2024. Excluding the merger and related expenses of $14.6 million, the efficiency ratio for the three months ended September 30, 2024 would have been 60.5%.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Total noninterest expense during the nine months ended September 30, 2025 was $73.1 million, an increase of $1.5 million compared with total noninterest expense of $71.7 million for the same 2024 period. The increase in most of the overhead expense categories was due to including CALB’s operations in the nine months ended September 30, 2025, partially offset by lower OREO expenses and merger and related expenses.
Salaries and employee benefits were $45.9 million during the nine months ended September 30, 2025, compared to $33.8 million during the prior year. The $12.1 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger. The average FTE employees for the nine months ended September 30, 2025 was 289 compared to 236 FTE employees for the same 2024 period.
There were no merger and related expenses during the nine months ended September 30, 2025, compared to $15.6 million for the same 2024 period.
Intangible assets amortization increased $2.0 million during the nine months ended September 30, 2025. The increase in amortization was primarily driven by the additional amortization from the $22.7 million of intangible assets, consisting primarily of core deposit intangible, acquired in the Merger.
Other real estate expenses were $920 thousand during the nine months ended September 30, 2025, compared to $5.0 million for the same 2024 period. The $4.1 million decrease primarily relates to the 2024 period including a $4.8 million loss from the sale of OREO, compared to a $862 thousand loss from the sale of OREO during the nine months ended September 30, 2025.
Other expenses were $5.9 million during the nine months ended September 30, 2025, compared to $3.6 million for the same 2024 period. The $2.3 million increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses, insurance expenses and other expenses primarily as a result of the Merger.
Our efficiency ratio for the nine months ended September 30, 2025 and 2024 was 54.5% and 87.2%, respectively. Excluding the merger and related expenses of $15.6 million, the efficiency ratio for the nine months ended September 30, 2024 would have been 68.2%. The $920 thousand and $5.0 million losses on sale of OREO negatively impacted the efficiency ratio by 0.6% and 5.8%, respectively during the nine months ended September 30, 2025 and 2024. respectively.
Income Taxes
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
In the third quarter of 2025, the Company’s income tax expense was $6.1 million, compared with $6.0 million for the second quarter of 2025. The effective rate was 28.1% for the third quarter of 2025 and 29.8% for the second quarter of 2025. The decrease in the effective tax rate for the third quarter of 2025 was primarily attributable to the increase of the tax exempt death benefit payout of the bank-owned life insurance, the vesting and exercise of equity awards combined with changes in the Company's stock price over time and the lower state tax rate as a result of the California’s single-sales-factor apportionment bill enacted in the second quarter of 2025, which reduced the Company’s California state apportioned rate. A remeasurement of the Company’s state net deferred tax assets resulted in a $269 thousand additional tax expense recorded in the second quarter of 2025 to account for the adoption of the bill. There was no comparable remeasurement tax expense in the current quarter.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Income tax expense for the three months ended September 30, 2025 was $6.1 million, compared to income tax benefit of $6.1 million for the same 2024 period. The effective rate was 28.1% during the three months ended September 30, 2025, compared to 26.9% for the same 2024 period. The increase in the effective tax rate between periods was primarily due to the impact of the non-tax-deductible portion of the merger expenses, the vesting and exercise of equity awards combined with changes in the Company's stock price over time, and the increase of the tax exempt death benefit payout of the bank-owned life insurance.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Income tax expense for the nine months ended September 30, 2025 was $18.9 million, compared to income tax benefit of $3.7 million for the same 2024 period. The effective rate was 28.9% during the nine months ended September 30, 2025, compared to 24.4% for the same 2024 period. The increase in effective tax rate between periods was primarily due to the impact of the non-tax deductible portion of the merger expenses and the vesting and exercise of equity awards combined with changes in the Company's stock price over time, and the impact of excess executive compensation and the increase of the tax exempt death benefit payout of the bank-owned life insurance.
Financial Condition
Summary
Total assets at September 30, 2025 were $4.10 billion, an increase of $69.6 million or 1.7% from December 31, 2024. The increase in total assets from December 31, 2024 was primarily related to increases in cash and cash equivalents of $171.1 million and in available-for-sale debt securities of $67.4 million, partially offset by a decrease in loans, including loans held for sale, of $159.4 million, as compared to year-end.

Total liabilities were $3.54 billion at September 30, 2025, an increase of $16.7 million from $3.52 billion at December 31, 2024. The increase in total liabilities primarily related to a $60.9 million increase in total deposits, partially offset by a $36.3 million decrease in borrowing due to the redemption of $18.0 million and $20.0 million of its 5.50% and 5.00% fixed-to-floating rate subordinated notes, respectively, both due in 2030 at par value and a $8.8 million decrease in accrued interest payable and other liabilities.
Shareholders’ equity was $564.7 million at September 30, 2025, an increase of $52.9 million from $511.8 million at December 31, 2024. The increase in shareholders’ equity was primarily driven by $46.6 million of net income, $4.5 million related to stock-based compensation activity, and a $4.6 million decrease in net of tax unrealized losses on available-for-sale debt securities, partially offset by the repurchase of common stock under the Company’s share repurchase program of $1.4 million during the nine months ended September 30, 2025.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating $262.4 million and $195.3 million at September 30, 2025 and December 31, 2024, respectively. The $67.1 million increase in debt securities was primarily related to purchases of available-for-sale securities and reductions in net unrealized losses, partially offset by paydowns, maturities and calls. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.29% and 5.11%, respectively, of total assets at September 30, 2025, compared to 1.32% and 3.52%, respectively, at December 31, 2024.
During the three and nine months ended September 30, 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2025 and December 31, 2024, available-for-sale debt securities with an amortized cost of $2.9 million and $3.0 million, respectively, were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.0 million and $53.3 million, respectively, were pledged as collateral for a secured line of credit with the Federal Reserve.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2025
Taxable municipals	$554	$—	$(67)	$487
Tax exempt bank-qualified municipals	52,468	—	(4,145)	48,323
	$53,022	$—	$(4,212)	$48,810

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823
At September 30, 2025, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $53.0 million with pre-tax unrecognized losses of $4.2 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $53.3 million with pre-tax unrecognized losses of $5.5 million at December 31, 2024. The effective duration of the held-to-maturity debt securities was 6.23 years and 6.52 years at September 30, 2025 and December 31, 2024, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.

All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At September 30, 2025 and December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $487 thousand and $463 thousand, respectively, and $48.3 million and $47.4 million, respectively. At September 30, 2025 and December 31, 2024, the total held-to-maturity debt securities rated AA and above was $45.6 million and $44.7 million, respectively, and rated AA- was $3.2 million and $3.2 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of September 30, 2025 and December 31, 2024.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$134,521	$1,720	$(2,499)	$133,742
SBA securities	4,161	8	(69)	4,100
U.S. Treasury	2,668	—	(206)	2,462
U.S. Agency	2,000	—	(227)	1,773
Collateralized mortgage obligations	67,958	476	(2,043)	66,391
Taxable municipal	1,006	—	(72)	934
	$212,314	$2,204	$(5,116)	$209,402

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001
The estimated fair value of available-for-sale debt securities was $209.4 million at September 30, 2025, an increase of $67.4 million, from $142.0 million at December 31, 2024. The increase was primarily due to purchases of $91.3 million and fair value market adjustments of $6.5 million, partially offset by maturities of $10.8 million, and principal reductions and amortization of discounts and premiums aggregating to $19.6 million.
At September 30, 2025, we had 76 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $108.2 million and $103.1 million, respectively, with pre-tax unrealized losses of $5.1 million, compared to 89 available-for-sale debt securities with an amortized cost basis and fair value of $124.2 million and $114.6 million, respectively with pre-tax unrealized holding losses of $9.6 million at December 31, 2024. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 5.08 years and 4.60 years at September 30, 2025 and December 31, 2024, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates decrease, bond prices tend to increase and, consequently, the fair value of our securities may also increase. The 10-Year Treasury Bond was approximately 4.2% at the end of September 30, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in the first nine months of 2025, resulted in a decrease in the net unrealized losses on our debt securities at September 30, 2025. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at September 30, 2025 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At September 30, 2025, the total fair value of taxable municipal debt securities was $934 thousand. All of these available-for-sale municipal debt securities rated AA and above at September 30, 2025. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. All of these available-for-sale municipal debt securities were rated AA and above at December 31, 2024. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of September 30, 2025 and December 31, 2024.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of September 30, 2025, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$554	2.30%	$—	—%	$554	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	35,638	2.21%	16,830	2.43%	52,468	2.28%
Total	$—	—%	$—	—%	$36,192	2.21%	$16,830	2.43%	$53,022	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of September 30, 2025, based on the contractual maturity dates:

	One Year of Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	—%	$6,245	2.30%	$8,128	2.74%	$119,369	4.62%	$133,742	4.40%
SBA securities	—	—%	2,643	5.31%	769	2.95%	688	4.74%	4,100	4.75%
U.S. Treasury	—	—%	2,462	0.94%	—	—%	—	—%	2,462	0.94%
U.S. Agency	—	—%	—	—%	1,773	2.05%	—	—%	1,773	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,960	4.82%	64,431	4.47%	66,391	4.48%
Taxable municipals	—	—%	500	5.24%	434	1.72%	—	—%	934	3.47%
Total	$—	—%	$11,850	2.76%	$13,064	2.90%	$184,488	4.57%	$209,402	4.35%

Loans Held for Sale
At September 30, 2025, loans held for sale totaled $6.7 million, consisting of only SBA 7(a) loans. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment. At September 30, 2025 and December 31, 2024, the fair value of loans held for sale totaled $7.1 million and $17.9 million, respectively.
Loans Held for Investment
The composition of our loans held for investment at September 30, 2025 and December 31, 2024 was as follows:

(dollars in thousands)	September 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Construction and land development	$172,747	5.8%	$227,325	7.2%
Real estate - other:
1-4 family residential	141,771	4.7%	164,401	5.2%
Multifamily residential	297,453	9.9%	243,993	7.8%
Commercial real estate and other	1,760,741	58.9%	1,767,727	56.3%
Commercial and industrial	595,085	19.9%	710,970	22.7%
Consumer	22,502	0.8%	24,749	0.8%
Loans(1)	2,990,299	100.0%	3,139,165	100.0%
Allowance for loan losses	(41,292)		(50,540)
Net loans	$2,949,007		$3,088,625
(1) Loans held for investment includes net unearned fees of $2.4 million and $1.8 million and net unearned discounts of $41.6 million and $58.5 million at September 30, 2025 and December 31, 2024, respectively. We recognized $16.9 million and $5.6 million in interest accretion of net deferred loan fees and net discounts on acquired loans for the nine months ended September 30, 2025 and 2024, respectively.
Total loans held for investment were $2.99 billion, or 72.9% of total assets, at September 30, 2025, a decrease of $148.9 million from $3.14 billion, or 77.9% of total assets, at December 31, 2024. The decrease during the nine months ended September 30, 2025 was partly attributable to our derisking strategy by decreasing our exposure in the Sponsor Finance portfolio and criticized loans. During the nine months ended September 30, 2025, loan originations totaled $334.1 million, partially offset by net paydowns of $79.2 million, charge-offs of $7.6 million, and payoffs and sales totaling $396.1 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $30.7 million to $2.37 billion at September 30, 2025. The decrease in loans secured by real estate was primarily driven by a $54.6 million decrease in construction and land development loans, a $22.6 million decrease in 1-4 family residential loans and a $7.0 million decrease in commercial real estate and other loans, partially offset by a $53.5 million increase in multifamily residential loans.
Commercial and industrial loans were $595.1 million at September 30, 2025, a decrease of $115.9 million from $711.0 million at December 31, 2024. The decrease in commercial and industrial loans during the nine months ended September 30, 2025 was primarily attributable to originations of $84.5 million, partially offset by charge-offs of $4.9 million, net paydowns of $65.7 million and payoffs of $129.8 million, of which $66.1 million were related to sponsor finance loan payoffs.

Loan Maturities
The following table sets forth the amounts of gross loans, by maturity at September 30, 2025:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$138,125	$31,709	$2,913	$—	$172,747
Real estate - other:
1-4 family residential	25,069	31,859	52,394	32,449	141,771
Multifamily residential	47,460	132,728	98,667	18,598	297,453
Commercial real estate and other	135,300	750,687	798,551	76,203	1,760,741
Commercial and industrial	281,157	235,510	78,413	5	595,085
Consumer	1,164	797	—	20,541	22,502
	$628,275	$1,183,290	$1,030,938	$147,796	$2,990,299

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at September 30, 2025:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$7,826	$26,796	$34,622
Real estate - other:
1-4 family residential	16,494	100,208	116,702
Multifamily residential	165,764	84,229	249,993
Commercial real estate and other	727,915	897,526	1,625,441
Commercial and industrial	191,539	122,389	313,928
Consumer	21,285	53	21,338
	$1,130,823	$1,231,201	$2,362,024
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 58.7% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of September 30, 2025 as presented below:

(dollars in thousands)	September 30, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$513,700	29.2%	$1,848	50%
Retail	276,400	15.7%	1,665	47%
Office	270,700	15.4%	2,053	51%
Hotel	141,900	8.1%	7,886	43%
Special purpose	117,000	6.6%	2,167	41%
Medical/dental office	108,100	6.1%	1,040	50%

(dollars in thousands)	September 30, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Mixed use	104,300	5.9%	2,544	45%
Self storage	98,100	5.6%	6,537	47%
Other (3)	89,400	5.1%	2,628	56%
Restaurant	40,100	2.3%	1,294	44%
Total	$1,759,700	100.0%	$2,016	48%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of September 30, 2025, and collateral value at origination or renewal.
(3)Other includes gas station and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of September 30, 2025:

	September 30, 2025
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Retail	$43,700	6.8%	$232,700	20.7%
Industrial	298,000	46.7%	215,700	19.2%
Office	56,900	8.9%	213,800	19.1%
Hotel	—	—%	141,900	12.7%
Self storage	—	—%	98,100	8.7%
Mixed use	10,600	1.7%	93,700	8.4%
Medical/dental office	64,000	10.0%	44,100	3.9%
Special purpose	75,600	11.9%	41,400	3.7%
Restaurant	8,900	1.4%	31,200	2.8%
Other	80,400	12.6%	9,000	0.8%
Total	$638,100	100.0%	$1,121,600	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of September 30, 2025:

(dollars in thousands)	September 30, 2025	Weighted Average LTV [1]
Office loans:
Up to $500	$21,900	44%
More than $500 through $2,000	91,900	47%
More than $2,000 through $5,000	92,100	52%
More than $5,000 through $10,000	67,300	53%
More than $10,000 through $20,000	60,800	48%
Greater than $20,000	44,800	58%
Total	$378,800	51%

(1)Weighted average LTV is based on current loan balance as of September 30, 2025, and collateral value at origination or renewal.
Delinquent Loans
There were $3.2 million of past due loans still accruing at September 30, 2025, representing 0.11% of total loans held for investment, compared to 0.39% at December 31, 2024. Early stage delinquencies (accruing loans 30-89 days past due) of $3.2 million at September 30, 2025 decreased $8.9 million from December 31, 2024, and the change was largely driven by seasonality and a few isolated loans. The decrease during the nine months ended September 30, 2025 included a $1.1 million C&I loan that was fully charged-off, a $4.5 million 1-4 family residential loan that was sold at par, a $1.7 million construction loan that was paid off, $3.9 million of loans that were brought current and a $379 thousand C&I loan downgraded to nonaccrual, partially offset by a $2.7 million 1-4 family residential loan that became delinquent during the nine months ended September 30, 2025. There were no consumer solar loans that were over 90 days past due that were accruing interest at September 30, 2025, compared to $150 thousand as of December 31, 2024.
A summary of past due loans, loans still accruing and nonaccrual loans as of September 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
September 30, 2025
Construction and land development	$—	$—	$—	$—	$13,497
Real estate - other:
1-4 family residential	2,692	—	—	2,692	—
Multifamily residential	—	—	—	—	—
Commercial real estate and other	—	—	—	—	83
Commercial and industrial	—	305	—	305	2,020
Consumer	91	66	—	157	—
	$2,783	$371	$—	$3,154	$15,600

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	195	—	—	195	8,915
Commercial and industrial	1,866	1,113	—	2,979	4,917
Consumer	69	226	150	445	—
	$6,274	$5,808	$150	$12,232	$26,386
Total nonaccrual loans decreased $10.8 million during the nine months ended September 30, 2025 to $15.6 million. The decrease included commercial real estate loans totaling $8.9 million that were sold and paid off, two C&I loans totaling $3.3 million that were paid off, a 1-4 family residential loan of $2.9 million upgraded to accrual status and a construction loan of $1.1 million that was paid down, partially offset by downgrades totaling $5.4 million to nonaccrual during the nine months ended September 30, 2025.

The following table presents the risk categories for total loans by class of loans as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2025
Construction and land development	$144,197	$14,979	$13,571	$172,747
Real estate - other:
1-4 family residential	139,079	—	2,692	141,771
Multifamily residential	286,495	10,958	—	297,453
Commercial real estate and other	1,684,166	59,230	17,345	1,760,741
Commercial and industrial	530,913	13,249	50,923	595,085
Consumer	22,373	—	129	22,502
	$2,807,223	$98,416	$84,660	$2,990,299

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2024
Construction and land development	$203,484	$12,431	$11,410	$227,325
Real estate - other:
1-4 family residential	157,037	—	7,364	164,401
Multifamily residential	240,207	3,786	—	243,993
Commercial real estate and other	1,710,050	36,026	21,651	1,767,727
Commercial and industrial	617,106	17,096	76,768	710,970
Consumer	24,344	—	405	24,749
	$2,952,228	$69,339	$117,598	$3,139,165
Special mention loans increased by $29.1 million during the nine months ended September 30, 2025 to $98.4 million at September 30, 2025. The increase in the special mention loans was due mostly to $63.0 million in downgrades from pass rated loans to special mention loans and $8.8 million in net advances, partially offset by $17.4 million in downgraded to substandard loans, $12.2 million in upgraded to pass rated loans, and $13.1 million in payoffs.
Substandard loans decreased by $32.9 million during the nine months ended September 30, 2025 to $84.7 million. The decrease in the substandard loans was due primarily to $55.7 million in payoffs and sales, $8.2 million in net paydowns, $6.0 million in charge-offs, and $4.6 million in upgrades to pass rated loans, partially offset by $24.2 million in downgrades from pass loans and $17.4 million in downgrades from special mention loans during the nine months ended September 30, 2025.
During the third quarter of 2025, the Company downgraded a $16.1 million commercial and industrial loan that was originated in April 2022 to substandard accruing from pass rating. The loan is secured by an original note backed by a commercial real estate property and is supported, in part, by a limited 50% guaranty. The downgrade was due in part, to ongoing third-party litigation against the guarantor. The loan was current on its payment obligations as of September 30, 2025. In conjunction with the downgrade, the Company subsequently recorded an assignment of trust deed on the associated collateral, which includes a single commercial real estate property located in Oxnard, California. This property serves as collateral for the loan and is not part of a pooled loan structure. Following internal review and current information available to us, the Company believes this trust deed represents a senior secured lien position and anticipates full recovery of the loan balance. This loan was classified as individually evaluated and no reserve was recorded as of September 30, 2025.
There were no loans classified as doubtful or loss loans at September 30, 2025 and December 31, 2024.

Loan Modifications
We had 17 loan modifications with borrowers that are experiencing financial difficulty that were modified as of September 30, 2025 totaling $36.5 million, of which $27.6 million of these loans are current. During the nine months ended September 30, 2025, we modified three owner occupied CRE loans that included a combination of partial payment delay and maturity date extension. We modified 12 C&I loans: seven that included term extension, four that included payment deferments and one that included a combination of payment delay and term extension. We modified one construction loan and one multifamily loan included a combination of maturity date extension and rate reduction. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. During the three and nine months ended September 30, 2024, there were two C&I loan modifications or refinancings (including those with borrowers that are experiencing financial difficulty).
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
Nonperforming Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Construction and land development	$13,497	$9,659
Real estate - other:
1-4 family residential	—	2,895
Multifamily residential	—	—
Commercial real estate and other	83	8,915
Commercial and industrial	2,020	4,917
Consumer	—	—
Total nonaccrual loans	15,600	26,386
Loans past due over 90 days or more and still on accrual	—	150
Total nonperforming loans	15,600	26,536
Other real estate owned	—	4,083
Total nonperforming assets	$15,600	$30,619

Allowance for loan losses to total loans	1.38%	1.61%
Nonaccrual loans to total loans	0.52%	0.84%
Allowance for loan losses to nonaccrual loans	264.7%	191.5%
Allowance for loan losses to nonperforming loans	264.7%	190.5%
Nonperforming assets to total assets	0.38%	0.76%

At September 30, 2025, nonaccrual loans were $15.6 million, compared to $26.4 million at December 31, 2024. The decrease resulted from commercial real estate loans totaling of $8.9 million that was sold and paid off, two C&I loans totaling $3.3 million that were paid off, a 1-4 family residential loan of $2.9 million upgraded to accrual status and a construction loan of $1.1 million that was paid down, partially offset by downgrades totaling $5.4 million to nonaccrual during the nine months ended September 30, 2025. At December 31, 2024, non-performing assets included OREO, net of $4.1 million which was sold in the second quarter of 2025, resulting in an $862 thousand loss.
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
Accrued interest receivable on loans receivable, net, totaled $10.0 million and $11.7 million at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$41,110	$2,514	$43,624	$23,788	$819	$24,607
Initial allowance for acquired PCD loans	—	—	—	11,216	—	11,216
Provision for (reversal of) credit losses(1)(2)	221	(236)	(15)	19,711	3,252	22,963
Charge-offs	(323)	—	(323)	(1,163)	—	(1,163)
Recoveries	284	—	284	—	—	—
Net charge-offs	(39)	—	(39)	(1,163)	—	(1,163)
Balance, end of period	$41,292	$2,278	$43,570	$53,552	$4,071	$57,623
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the three months ended September 30, 2024. There was no similar activity in the comparable 2025 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the three months ended September 30, 2024. There was no similar activity in the comparable 2025 period.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$50,540	$3,103	$53,643	$22,569	$933	$23,502
Initial allowance for acquired PCD loans	—	—	—	11,216	—	11,216
(Reversal of) provision for credit losses(1)(2)	(3,600)	(825)	(4,425)	22,387	3,138	25,525
Charge-offs	(7,729)	—	(7,729)	(2,620)	—	(2,620)
Recoveries	2,081	—	2,081	—	—	—
Net charge-offs	(5,648)	—	(5,648)	(2,620)	—	(2,620)
Balance, end of period	$41,292	$2,278	$43,570	$53,552	$4,071	$57,623
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2025 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the nine months ended September 30, 2024. There was no similar activity in the comparable 2023 period.
The following table presents a summary of the ALL by portfolio segment, along with the corresponding         percentage of each segment to total loans as of periods indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,860	5.8%	$1,953	7.2%
Real estate - other:
1-4 family residential	1,092	4.7%	2,375	5.2%
Multifamily residential	2,251	9.9%	1,560	7.8%
Commercial real estate and other	23,985	58.9%	25,464	56.3%
Commercial and industrial	11,118	19.9%	18,056	22.7%
Consumer	986	0.8%	1,132	0.8%
	$41,292	100.0%	$50,540	100.0%
On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At September 30, 2025, we used a probability-weighted two-scenario forecast, representing a base-case scenario and one downside scenario, to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC lowering the federal funds rate by 25 basis points in the September 2025 meeting, amid expectations of rising inflation and slowing economic growth ahead, and still pointed to two reductions later this year, uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. Short-term rates are likely to decline due to the Fed’s increased focus on employment and potential monetary easing, while the long-term rates may remain evaluated due to persistent inflation and policy uncertainty. The use of two weighted scenarios is consistent with the methodology used in our ACL model at September 30, 2025 and December 31, 2024.
We used economic forecasts released by Moody’s Analytics in the third week of September 2025 to update our ACL calculations for September 30, 2025. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-

performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $41.3 million at September 30, 2025, compared to $50.5 million at December 31, 2024. The $9.2 million decrease in the ALL during the nine months ended September 30, 2025 was driven by a number of factors, including net charge-offs of $5.6 million resulting from our continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. Other factors that decreased the ALL included changes in qualitative risk factors that decreased the ALL by $2.9 million, decreases in classified loans decreased the ALL by $7.6 million, changes in the loans held for investment volume and mix decreased the ALL by $1.5 million, and changes in the reasonable and supportable forecast, primarily related to the economic outlook, the scenario weightings, partially offset by the historical prepayment and curtailment rates analysis increased the ALL by $2.1 million, and reserve for individually evaluated loans.
At September 30, 2025, our ratio of ALL to total loans held for investment was 1.38%, a decrease from 1.61% at December 31, 2024.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $7.3 million, or an additional 24 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2025.
The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$188,377	—%	$(967)	$226,986	(1.70)%
Real estate - other:
1-4 family residential	—	140,101	—%	—	151,257	—%
Multifamily residential	—	272,200	—%	—	191,503	—%
Commercial real estate and other	269	1,743,459	0.06%	—	1,549,434	—%
Commercial and industrial	—	607,596	—%	(61)	646,648	(0.04)%
Consumer	(308)	22,279	(5.53)%	(135)	17,224	(3.14)%
	$(39)	$2,974,012	(0.01)%	$(1,163)	$2,783,052	(0.17)%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$205,685	—%	$(967)	$235,364	(0.55)%
Real estate - other:
1-4 family residential	—	147,225	—%	—	146,178	—%
Multifamily residential	—	251,905	—%	(1,457)	213,025	(0.91)%
Commercial real estate and other	(1,742)	1,746,309	(0.13)%	—	1,180,559	—%
Commercial and industrial	(3,060)	651,219	(0.63)%	(61)	411,810	(0.02)%
Consumer	(846)	22,347	(5.05)%	(135)	6,815	(2.64)%
	$(5,648)	$3,024,690	(0.25)%	$(2,620)	$2,193,751	(0.16)%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $2.3 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $825 thousand reversal of provision for credit losses on unfunded loan commitments from lower unfunded loan commitment balances at September 30, 2025, coupled with lower loss rates used to estimate the ACL on unfunded commitments. Total unfunded loan commitments decreased $46.3 million to $879.0 million at September 30, 2025, from $925.3 million at December 31, 2024.
Goodwill and Intangibles Assets, Net
Goodwill totaled $110.9 million and $111.8 million at September 30, 2025 and December 31, 2024, respectively. In 2025, we recorded adjustments related to the Merger resulting in a decrease to goodwill of $853 thousand within the one-year measurement period subsequent to the Merger Date. These net of tax adjustments included a true-up of the acquired low-income housing tax credit investments, recoveries on acquired PCD loans previously charged-off prior to the Merger, and deferred tax adjustment related to CALB state net operating losses that cannot be utilized post-merger. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At September 30, 2025, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.
Intangible assets totaled $19.4 million and $22.3 million at September 30, 2025 and December 31, 2024, respectively, and were comprised of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024
Core deposit intangible	$19,302	$22,033
Trade name	125	238
Intangible assets, net	$19,427	$22,271
The $2.8 million decrease in the intangible assets between periods was the result of amortization during the period. At September 30, 2025, the intangible assets had a weighted average remaining amortization period of 8.6 years.

Refer to Note 2 - Business Combinations and Note 5 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand (2)	$1,237,985	35.8%	0.0%	$1,257,007	37.0%	0.0%
Interest-bearing NOW accounts (3)	855,854	24.7%	1.9%	673,589	19.8%	1.9%
Money market and savings accounts (4)	1,225,860	35.5%	2.5%	1,182,927	34.8%	2.7%
Time deposits (5)	136,203	3.9%	3.7%	164,101	4.8%	4.0%
Broker time deposits	3,759	0.1%	0.4%	121,136	3.6%	4.9%
Total deposits	$3,459,661	100.0%	1.5%	$3,398,760	100.0%	1.7%
(1) Weighted average interest rates at September 30, 2025 and December 31, 2024.
(2) Included reciprocal deposit products of zero and $76.6 million at September 30, 2025 and December 31, 2024, respectively.
(3) Included reciprocal deposit products of $703.1 million and $536.0 million at September 30, 2025 and December 31, 2024, respectively.
(4) Included reciprocal deposit products of $13.1 million and $76.5 million at September 30, 2025 and December 31, 2024, respectively.
(5) Included CDARS deposits of $54.1 million and $65.4 million at September 30, 2025 and December 31, 2024, respectively.
We offer our depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) . We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5.00 billion.
Our total reciprocal deposits decreased to $770.3 million, or 22.3% of total deposits and 21.9% of the Bank’s total liabilities at September 30, 2025, compared to $754.4 million, or 22.2% of total deposits at December 31, 2024. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were within the Bank's internal policy limit.
Total deposits were $3.46 billion at September 30, 2025, an increase of $60.9 million from $3.40 billion at December 31, 2024. During the nine months ended September 30, 2025, there was a $117.4 million decrease in brokered time deposits, a $15.1 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, a $15.9 million increase in reciprocal deposits, partially offset by a $57.6 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $106.3 million increase in money market and savings accounts, excluding reciprocal deposits, and a $16.6 million decrease in non-brokered time deposits, excluding CDARS.
At September 30, 2025, noninterest-bearing demand deposits totaled $1.24 billion and represented 35.8% of total deposits, compared to $1.26 billion or 37.0% at December 31, 2024. At September 30, 2025 and December 31, 2024, total deposits exceeding FDIC deposit insured limits were $1.69 billion, or 49% of total deposits and $1.56 billion, or 46% of total deposits, respectively.

The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,183,313	—%	$1,031,844	—%
Interest-bearing NOW accounts	862,250	1.92%	617,373	1.73%
Money market and savings accounts	1,194,541	2.65%	999,322	3.34%
Time deposits	151,633	3.67%	421,241	4.80%
Total deposits	$3,391,737	1.59%	$3,069,780	2.09%

	For the Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,206,063	—%	$784,609	—%
Interest-bearing NOW accounts	787,614	1.90%	446,759	2.05%
Money market and savings accounts	1,168,715	2.68%	767,916	3.13%
Time deposits	174,529	3.84%	312,544	4.81%
Total deposits	$3,336,921	1.59%	$2,311,828	2.09%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the nine months ended September 30, 2025.
The following table sets forth the maturities of time deposits at September 30, 2025:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$60,590	$7,832	$4,361	$479	$73,262
Time deposits in amounts over $250,000(1)	34,053	19,850	12,496	301	66,700
Total time deposits	$94,643	$27,682	$16,857	$780	$139,962
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings decreased $36.3 million to $33.4 million at September 30, 2025 from $69.7 million at December 31, 2024. The decrease was attributable to the redemption of all $18.0 million of our 5.50% fixed-to-floating rate subordinated notes due in 2030 at par value during the second quarter of 2025 and all $20.0 million of our 5.00% fixed-to-floating rate subordinated notes due in 2030 at par value during the third quarter of 2025 (Refer to Note 7 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing).

A summary of outstanding borrowings, and related information, as of September 30, 2025 and December 31, 2024 follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, during the year(2)	$—	$19,543
Weighted average interest rate, during the year(3)	—%	5.64%
Maximum amount outstanding at any month-end during the year	$—	$70,000
Subordinated Notes
Outstanding balance	$35,000	$73,000
Carrying value(1)	$33,443	$69,725
Weighted average interest rate, end of period	3.50%	4.40%
Average balance outstanding, during the year(2)	$63,317	$39,479
Weighted average interest rate, during the year(3)	8.30%	7.47%
Maximum amount outstanding at any month-end during the year	$73,000	$73,000
(1)Amount includes net unamortized issuance costs and fair value adjustments.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments during the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments during the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $564.7 million at September 30, 2025, compared to $511.8 million at December 31, 2024. The $52.9 million increase between periods was primarily due to net income of $46.6 million, a decrease in net of tax of unrealized losses on debt securities available-for-sale of $4.6 million, stock-based compensation expense of $4.5 million, and stock options exercised of $132 thousand, partially offset by the repurchase of common stock in settlement of restricted stock units of $1.6 million and the repurchase of shares of common stock under our share repurchase plan of $1.4 million.
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
There were 89,500 shares repurchased at a weighted average market price of $15.22 and a total cost of $1.4 million under this share repurchase plan during both the three and nine months ended September 30, 2025. The remaining maximum number of shares authorized to be repurchased under this program was 1,510,500 shares at September 30, 2025
Tangible book value per common share at September 30, 2025 was $13.39, compared with $11.71 at December 31, 2024. The $1.68 increase in tangible book value per common share during the nine months ended September 30, 2025 was primarily the result of the net income during the period, other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale, and the impact of share-based compensation activity, partially offset by repurchases of common stock under our share repurchase plan and share-based compensation plans. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 11.17% and 14.74%, respectively, at September 30, 2025. The Bank’s leverage capital ratio and total risk-based capital ratio were 11.42% and 14.06%, respectively, at September 30, 2025.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, fully disbursed loans held for sale, investments maturing one year or less, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 21.7% at September 30, 2025 and 15.7% at December 31, 2024.
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
At September 30, 2025, we had a secured line of credit of $795.4 million from the FHLB, of which $750.4 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2025, we had pledged qualifying loans with an unpaid principal balance of $1.43 billion for this line. In addition, at September 30, 2025, we used $45.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at September 30, 2025 and December 31, 2024.
At September 30, 2025, we had credit availability of $347.8 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2025, we had pledged our held-to-maturity debt securities with an amortized cost of $53.0 million, and qualifying loans with an unpaid principal balance of $357.0 million as collateral through the BIC program. The Company also pledged available-for-sale debt securities with an amortized cost of $2.9 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at September 30, 2025 and December 31, 2024.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2025 and December 31, 2024.
Total available borrowing capacity was $1.19 billion at September 30, 2025. Additionally, we had unpledged liquid securities at fair value of approximately $191.3 million and cash and cash equivalents of $559.2 million at September 30, 2025.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At September 30, 2025 and December 31, 2024, the cash and due from banks was $23.4 million and $4.1 million, respectively.
On May 28, 2020, we issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Notes”). The Notes were scheduled to mature on March 25, 2030 and accrued interest at a fixed rate of 5.50% through the fixed rate period to March 26, 2025, after which interest accrued at a floating rate of 90-day SOFR plus 3.50% until maturity, unless redeemed early, at our option, after the end of the fixed rate period. Issuance costs of $475 thousand were incurred and were being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at September 30, 2025 and December 31, 2024, were zero and $40 thousand, respectively. The net unamortized issuance costs was netted against the balance and recorded in the borrowings in the consolidated balance sheets. The amortization expenses were recorded in interest expense on the consolidated statements of operations. During the second quarter of 2025, the Company redeemed all $18 million of the Notes at par value.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate were to change to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $794 thousand. At September 30, 2025 and December 31, 2024, the net unamortized fair value discount was zero and $509 thousand, respectively. The net unamortized fair value discount was netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount was recorded in interest expense in the consolidated statements of operations. During the third quarter of 2025, the Company redeemed all $20 million of the Notes at par value.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At September 30, 2025 and December 31, 2024, the net unamortized fair value discount was $1.6 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At September 30, 2025, the Company was in compliance with all covenants and terms of these notes.
At September 30, 2025, consolidated cash and cash equivalents totaled $559.2 million, an increase of $171.1 million from $388.2 million at December 31, 2024. The increase in cash and cash equivalents is the result of $36.4 million in net cash provided by operating cash flows, $114.5 million net cash provided by investing cash flows and $20.1 million of net cash flows provided by financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $36.4 million for the nine months ended September 30, 2025, compared to $26.7 million for the same 2024 period. The $9.7 million increase was primarily due to a higher net income generated during the nine months ended September 30, 2025, $13.7 million increase in deferred income taxes, and a $2.0 million increase in other intangible amortization resulting from the Merger , partially offset by a $11.2 million decrease in accretion of net discount and deferred loan fees, a $229 thousand decrease in stock-based compensation, a $208 thousand decrease in net cash provided by sales of loans held for sale, net of originations, a $3.9 million decrease in loss on sale of OREO, a $16.6 million decrease in other items, net, and a $30.0 million decrease in provision of credit losses.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $114.5 million for the nine months ended September 30, 2025, compared to $431.7 million for the same 2024 period. The $317.2 million decrease in cash provided by investing activities was primarily due to a decrease in cash acquired of $336.3 million from the Merger, a decrease in debt securities, restricted stocks and other equity purchases of $85.8 million and a decrease in proceeds from sales of OREO of $6.9 million, partially offset by an increase in net loan repayments and proceeds from the sale of loans held for investment of $97.0 million and an increase in proceeds from debt securities maturities and paydowns of $13.2 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $20.1 million for the nine months ended September 30, 2025, compared to $69.3 million for the same 2024 period. The $49.1 million decrease in financing cash flows was primarily due to a $93.6 million net decrease in deposit cash flows and $38.0 million related to the redemption of subordinated notes at par value during the nine months of 2025, partially offset by a $85.0 million decrease in net repayment activity on overnight FHLB advances.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2025.

Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of September 30, 2025:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$560,023	$230,020	$28,868	$51,169	$870,080
Letters of credit issued to customers	19,200	727	738	534	21,199
Total commitments	$579,223	$230,747	$29,606	$51,703	$891,279

Subordinated notes(1)	—	—	—	35,000	35,000
Certificates of deposit	139,182	655	125	—	139,962
Lease obligations	3,629	7,450	5,091	2,984	19,154
Total contractual obligations	$142,811	$8,105	$5,216	$37,984	$194,116
(1)Amounts exclude net unamortized issuance costs and fair value adjustments.
At September 30, 2025 and December 31, 2024, we also had unfunded commitments of $9.2 million and $5.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,443,056 were issued and outstanding as of September 30, 2025. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of September 30, 2025.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At September 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of September 30, 2025, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered to be “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of September 30, 2025 and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$509,704	14.74%	$276,560	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	437,770	12.66%	207,420	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	437,770	12.66%	155,565	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	437,770	11.17%	156,758	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$485,790	14.06%	$276,448	8.0%	$345,560	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	447,299	12.94%	207,336	6.0%	276,448	8.0%
CET1 Capital (to Risk-Weighted Assets)	447,299	12.94%	155,502	4.5%	224,614	6.5%
Tier 1 Capital (to Average Assets)	447,299	11.42%	156,711	4.0%	195,889	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	385,354	10.60%	218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	385,354	10.60%	163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,354	9.53%	161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%
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
The Bank paid $30.0 million and $60.0 million in dividends to the Company during the three and nine months ended September 30, 2025, respectively. The Bank did not pay dividends to the Company during the three and nine months ended September 30, 2024.
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
During the three and nine months ended September 30, 2025 and 2024, there were no dividends declared to shareholders by the Company.

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at September 30, 2025 and December 31, 2024:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
September 30, 2025
+300bps	$639.6	$59.8	10.3%	$171.2	3.6	2.1%
+200bps	626.9	47.1	8.1%	170.3	2.7	1.6%
+100bps	607.9	28.1	4.8%	169.2	1.6	0.9%
Base case	579.8			167.6
-100bps	541.6	(38.2)	(6.6)%	163.9	(3.7)	(2.2)%
-200bps	490.6	(89.2)	(15.4)%	158.9	(8.7)	(5.2)%
-300bps	426.2	(153.6)	(26.5)%	153.9	(13.7)	(8.2)%

December 31, 2024
+300bps	$635.2	$40.3	6.8%	$179.8	3.5	2.0%
+200bps	627.6	32.7	5.5%	178.9	2.6	1.5%
+100bps	615.0	20.1	3.4%	177.7	1.5	0.8%
Base case	594.9			176.2
-100bps	566.6	(28.3)	(4.8)%	172.7	(3.5)	(2.0)%
-200bps	527.0	(67.9)	(11.4)%	168.6	(7.6)	(4.3)%
-300bps	475.2	(119.7)	(20.1)%	163.4	(12.8)	(7.3)%
The modeled NII results at September 30, 2025 and December 31, 2024 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at September 30, 2025 and December 31, 2024, our NII results indicated there would be a modest increase in the net interest income in all rates-up scenarios. The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at September 30, 2025 and December 31, 2024 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - 31, 2025	—	$—	—	1,600,000
August 1 - 31, 2025	89,500	$15.22	89,500	1,510,500
September 1 - 30, 2025	—	$—	—	1,510,500
Total	89,500	$15.22	89,500
(1) On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were 89,500 shares repurchased under this share repurchase plan during the three months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.
Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Restated Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2024)
3.2	Bylaws of California BanCorp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
10.1	California BanCorp 2019 Omnibus Equity Incentive Plan, as amended
10.2	Form of California BanCorp Deferred Payment Restricted Share Agreement (2019 Omnibus Equity Incentive Plan)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: November 7, 2025	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)