Form 10-K
period 2025-12-31
California BanCorp \ CA
filed 2026-03-13
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $388.6 million and was based upon the closing price of the common stock of $15.76 per share as reported on the Nasdaq Capital Market as of June 30, 2025, the last business day of the most recently completed second fiscal quarter.
As of March 10, 2026, the registrant had 32,326,866 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

CALIFORNIA BANCORP
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements
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
•the possibility that we may reduce or discontinue the payments of dividends on our common stock;
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
•our ability to manage balance sheet contraction or related revenue consideration;
•economic forecast variables that are either materially worse or better than end of year projections and deterioration in the economy that exceeds current consensus estimates;
•    our ability to effectively manage underperforming credits;
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

•our status as an emerging growth company and smaller reporting company, which reduces our disclosure obligations under the federal securities laws compared to other publicly traded companies;
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
Since its founding, our franchise has experienced significant growth through acquisitions and our dedication to serving the communities in which we operate. As of December 31, 2025, we had consolidated assets of $4.03 billion and our branch footprint extends throughout California.
Community support is integral to who we are, how we operate, and our success in each community we bank. We have deep roots in the communities in which we do business, through donations, regional Advisory Boards, and our employees’ involvement in local nonprofits. We support our communities through philanthropic giving to nonprofit organizations with which we generally have a direct banking relationship (including investments, deposits, and loans) and/or Community Reinvestment Act (“CRA”) service or referral relationships. Our Advisory Boards consist of leaders in the local business communities that offer insights into business conditions in the regional area and introduce us to prospective clients. Our employees are encouraged to volunteer their time to serve their communities in various capacities, including serving on the board of directors of non-profit organizations throughout California.
As a relationship-focused community bank, we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices and 11 commercial banking offices serving California. We have kept a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing value through strong client partnerships. Our lending products consist primarily of construction and land development loans, commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, U.S. Small Business Administration (“SBA”) loans, and consumer loans. Our deposit products consist primarily of demand, money market, and certificates of deposit accounts and we offer treasury management services including online banking, cash vault, sweep accounts, and lockbox services.
As of December 31, 2025, we had total consolidated assets of $4.03 billion; total loans, including loans held for sale, of $3.06 billion; total deposits of $3.37 billion; and total shareholders’ equity of $576.6 million.

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
Our management team is strongly aligned to execute the Company’s strategic vision and believes there is an extraordinary opportunity in California for a commercial bank to provide excellent service and banking products to small and medium-sized businesses, as well as to commercial real estate owners and investors. Management’s confidence in this opportunity is based on the fact that the state has the highest concentration of small businesses in the nation, while it has also experienced a 70% decrease in banks headquartered in the area over the last 23 years, according to data gathered from the FDIC and S&P Global IQ Pro, as of December 31, 2025. Our experience has shown us that small business owners will gravitate to a bank that offers them personalized, high-touch customer service that is generally unavailable to them from bigger banks. Our strategy is to grow the franchise in order to serve those customers, to increase value for our shareholders, to provide opportunities for employee development, and to serve the broader community.
We will continue to target small to medium-sized businesses and their owners in the primary markets we serve.
Merger with California BanCorp
On January 30, 2024, we announced the execution of a definitive merger agreement with CALB, the holding company for California Bank of Commerce, pursuant to which we would merge with CALB in an all-stock merger (the “Merger”). The Merger closed on July 31, 2024. In connection with the Merger, our shareholders also approved a change of the Company’s name from Southern California Bancorp to California BanCorp. We retained the banking offices of both banks, adding California Bank of Commerce’s one full-service bank branch and its four loan production offices in the Northern California region to the Bank’s 13 full-service bank branches located throughout the Southern California region, for a total of 14 branch offices.

When we completed the Merger on July 31, 2024, CALB had total loans of $1.43 billion, total assets of $1.91 billion, and total deposits of $1.64 billion. The Merger created a bank holding company with approximately $4.25 billion in assets and 14 branches across California, with approximately 300 employees serving our communities. Total aggregate consideration paid for the Merger was approximately $216.6 million and resulted in approximately $73.1 million of goodwill. Refer to Note 2 - Business Combinations included in Item 8 of this filing for additional information.
Our Market Area
Headquartered in Del Mar, California, we currently operate 14 branch offices and 11 commercial banking offices serving California.
According to data released in the U.S. Bureau of Economic Analysis, California is the largest banking market in the United States, and would be the 5th largest economy in the world, behind Germany and ahead of India, if it were a separate country. The State of California Economic Development Department reports there are approximately 1.7 million small to medium-sized businesses in our target market. Given the large economy and preponderance of mid-market businesses, we believe that the lack of community banks in California offers us an extraordinary market opportunity.
Our business clientele is generally comprised of small to medium-sized businesses engaged in any of the following California business sectors:

•Manufacturing
•Wholesale Distribution
•Professional Services
•Commercial Real Estate
•Healthcare
•Hospitality
•Commercial Contractors
•Non-Profit Organizations
Competition
The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service products, charges relating to products and services, the quality and scope of the services rendered, and, in the case of loans to commercial borrowers, relative lending limits and timely decisions and responses to customer needs. We compete with commercial banks, credit unions, mortgage banking firms, finance companies, non-bank lenders, including “fintech” lending and payment companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them with a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional non-bank financial service providers, and the accelerating pace of consolidation among financial services providers.
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
Our Business
General
We offer a full array of competitively priced commercial loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target markets.
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
Lending is a dynamic process and is dependent on the assessment of the adequacy and reliability of a borrower’s cash flow, collateral, and willingness to repay the loan according to normal and customary terms. We understand the nature of gathering information, assessing its value and then making decisions based on the relevant facts. Our policies are designed to help ensure that all loan applicants are credit-checked thoroughly and the decision to provide a credit extension is made only after all pertinent information is developed and analyzed.
Basic to developing mutually profitable relationships is flexibility and adaptability to our clients’ requirements, while adhering to sound lending principles and objectives. Our strategy for evaluating credit worthiness is to follow conservative loan policies and consistent underwriting practices.

The following are key objectives of our loan philosophy:
a.Relationship-based loan extensions that include a deposit relationship, not solely transaction based.
b.Sound and constructive extension of credit based on the adequacy and reliability of cash flow.
c.Structuring loan terms around the purpose of the loan and the corresponding primary repayment source.
d.Assessing management experience, track record and skill set of the management team.
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
The following table presents the composition of our loans held for investment portfolio at December 31, 2025.

(dollars in thousands)	Non SBA Loans	% of Total	SBA Loans	% of Total	Total	% of Total
Construction and land development	$134,305	4.4%	$4,589	0.2%	$138,894	4.6%
Real estate - other:
1-4 family residential	142,399	4.7%	—	—%	142,399	4.7%
Multifamily residential	324,075	10.7%	—	—%	324,075	10.7%
Commercial real estate and other	1,666,231	54.9%	154,214	5.1%	1,820,445	60.0%
Commercial and industrial	588,986	19.4%	16,873	0.6%	605,859	20.0%
Consumer	2,215	—%	—	—%	2,215	—%
Loans held for investment(1)	$2,858,211	94.1%	$175,676	5.9%	$3,033,887	100.0%
(1)Loans held for investment included net unearned fees of $2.8 million and net unearned discounts of $31.3 million at December 31, 2025.

Construction and Land Development Loans
We offer adjustable rate residential and commercial construction loan financing to builders, developers or other investors. The term of construction and development loans generally is limited to 12 to 36 months. Most loans require payment in full upon the sale or refinance of the property, unless the project is user-owned which may then convert to a conventional term loan. Management believes that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property. Specific material risks may include:
•Unforeseen delays in the building or the project
•Cost overruns or inadequate contingency reserves
•Poor management of construction process
•Inferior or improper construction techniques
•Changes in the economic environment during the construction period
•A downturn in the real estate market
•Rising interest rates which may impact the sale of the property and its price
•Failure to sell or stabilize completed projects in a timely manner
We attempt to reduce risks associated with construction and land development loans typically by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 75%, depending on the project type. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner-occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2025, we had $134.3 million of construction and development loans, or 4.4% of our loans held-for-investment portfolio, excluding SBA loans, and there were $13.8 million non-performing construction and land development loans.
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
As of December 31, 2025, we had $2.13 billion of real estate loans, or 70.3% of our loans held for investment, excluding SBA loans. These included $1.15 billion of loans secured by non-owner occupied CRE, $519.3 million of loans secured by owner-occupied CRE, $324.1 million of loans secured by multifamily residential properties, and $142.4 million of loans secured by single family residential properties, of which $31.6 million were HELOCs. There were $83 thousand non-performing real estate loans at December 31, 2025.

Our CRE loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. Each borrower is evaluated on an individual basis with an emphasis on determining their business risks and credit profile. We work to reduce credit risk in the CRE portfolio by emphasizing loans on owner-occupied and non-owner-occupied CRE, and multi-family buildings, where the loan-to-value percentage, established by independent appraisals, is up to 75% of purchase price or appraised value, whichever is less. Generally, we also require that a borrower’s cash flow exceed 125% of monthly debt service obligations. In order to provide secondary sources of repayment and liquidity to support a loan request, we typically also review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are typically larger than most residential real estate loans or consumer loans, and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of non-performing assets.
Commercial and Industrial Loans
Our C&I loans are generally made to businesses located in California. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets or equipment or to finance accounts receivable and inventory. Our C&I loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, or lines of credit. These are generally based on the financial strength of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment, or a borrower’s other business assets. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. As of December 31, 2025, we had $589.0 million of C&I loans, or 19.4% of our loans held for investment portfolio, excluding SBA loans, and there were $2.2 million non-performing C&I loans.
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
We originate SBA 7(a) loans with the intention of selling the guaranteed portion in the secondary market as soon as the loan is fully funded. The SBA 7(a) loan program provides up to a 75% guaranty for loans greater than $150,000, an 85% guaranty for loans $150,000 or less and, in certain circumstances, up to a 90% guaranty. The maximum SBA 7(a) loan amount is $5 million and typically these loans are real estate secured loans and mature in 10 years or less. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting and servicing by the lender. Consideration for the sale includes the cash received as well as the related servicing asset. We receive servicing fees ranging from 0.25% to 1.00% for the services provided. The portions of the SBA 7(a) loans not sold but collateralized are monitored by the collateral type and are included in our loans held for investment portfolio.
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
As of December 31, 2025, we had $175.7 million of SBA loans, representing 5.9% of total loans held for investment, and there were $473 thousand non-performing SBA loans.
Consumer Loans
We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods of up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Also included in our consumer loan portfolio were consumer solar panel loans that were acquired as part of the merger with CALB. At December 31, 2025, the consumer solar panel loans were transferred to loans held for sale at fair value. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. These loans were originated and serviced by unaffiliated third parties. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2025, we had $2.2 million consumer loans, representing 0.0% of total loans held for investment. There were no nonaccrual consumer loans at December 31, 2025.
Debt Securities
Our debt securities portfolio is classified as either “held-to-maturity” or “available-for-sale.” Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, availability of alternative investments, or to meet our liquidity needs. At December 31, 2025, debt securities held-to-maturity and available-for sale had carrying amounts of $52.9 million and $234.9 million, respectively. Our held-to-maturity and available-for-sale debt securities represented 1.31% and 5.82%, respectively, of total assets at December 31, 2025.
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

Deposit Products
We offer comprehensive treasury services tools that are designed to improve our clients’ cash flow, minimize unnecessary fees, and maximize their earnings. These services are offered at our branch locations and include analyzed business checking accounts, remote deposit capture, ACH origination, cash vault services, courier service, and lockbox processing. Transaction accounts and time deposits are tailored to our customers and are relationship-based. Our customers primarily include businesses, business owners and their trusts, limited liability corporations, business partnerships, associations, organizations and governmental authorities. Our deposits are insured by the FDIC up to statutory limits of $250,000 per depositor. As of December 31, 2025, we had total deposits of $3.37 billion, including noninterest-bearing demand deposits of $1.18 billion, or 35.0% of total deposits. Our total deposit cost was 1.55% for the year ended December 31, 2025.
We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. These reciprocal deposits are not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion. Reciprocal deposits are recorded as interest-bearing non-maturity deposits in the consolidated balance sheets. As of December 31, 2025, total reciprocal deposits were $743.6 million, or 22.1% of Bank’s total deposits.
Total interest-bearing non-maturity deposits at December 31, 2025 were $2.06 billion, representing 61.2% of total deposits. Total time deposits at December 31, 2025 were $128.2 million, representing 3.8% of total deposits. We had $45.4 million CDARS deposits. We participated in the Time Deposit Program administered by the California State Treasurer in 2025 and 2024. As of December 31, 2025, time deposits from the State of California totaled $5.0 million. In connection with our participation in this program, we had $5.0 million in letters of credit issued by FHLB as collateral at December 31, 2025. We had $3.8 million brokered time deposits, representing 0.1% of total deposits at December 31, 2025.
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
Employees
As of December 31, 2025, we had 288 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Capital Adequacy
Bank holding companies and depository institutions are generally required to maintain minimum levels of capital and are subject to consolidated risk-based and leverage capital rules. Under the Federal Reserve’s Small Bank Holding Company Policy Statement (Regulation Y, Appendix C), qualifying bank holding companies with total consolidated assets of less than $3 billion are exempt from these consolidated capital rules. Prior to the Merger during the third quarter of 2024, the Company qualified for treatment under the Small Bank Holding Company Policy Statement and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the Company became subject to the consolidated capital rules at the bank holding company level.
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
As of December 31, 2025:
Total Capital (to Risk-Weighted Assets)	8.0%	10.5%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	6.0%	8.5%	8.0%
CET1 Capital (to Risk-Weighted Assets)	4.5%	7.0%	6.5%
Tier 1 Capital (to Average Assets)	4.0%	4.0%	5.0%
(1)For Bank only.

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
The holding company declared its first quarterly cash dividend of $0.10 per share on its common stock in December 2025 and repurchased 211,928 shares at a weighted average market price of $15.89 and a total cost of $3.4 million under its share repurchase plan during the year ended December 31, 2025. The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the Bank’s payment of dividends or management fees to the Company.
During the years ended December 31, 2025 and 2024 there were $60.0 million and zero, respectively, in dividends paid by the Bank to the Company. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “Regulation of the Bank — Dividend Restrictions Applicable to the Bank,” below.

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
Prompt Corrective Action. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2025, the Bank’s capital levels exceeded the minimum levels required to be considered “well-capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category:

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
Dividend Restrictions Applicable to the Bank. The primary source of funds for the Company is expected to be dividends paid by the Bank. OCC regulations impose various restrictions on the ability of a national bank to make capital distributions, including dividends, stock redemptions or repurchases, and certain other distributions. Generally, a national bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met. During 2025 and 2024, the Bank paid dividends to the holding company of $60.0 million, and zero, respectively.
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
On April 1, 2024, the FDIC adopted a final rule imposing a special assessment for the recovery of losses to the Deposit Insurance Fund stemming from the protection of uninsured depositors after the closures of Silicon Valley Bank and Signature Bank. The final rule exempts most Insured Depository Institutions that are part of a small banking organization from making payments under the special assessment. The special assessment will not apply to any banking organizations with total assets under $5 billion. As of December 31, 2025, the Bank’s total assets were $4.03 billion and was not subject to this special assessment.
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
On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule in response to a lawsuit filed by several trade groups. Subsequently, in light of ongoing legal challenges to the 2023 CRA rule, the agencies on July 16, 2025, proposed rescinding the rule and reinstating the prior CRA regulatory framework, which would be substantially equivalent to the regulations in effect before the 2023 rule, subject to certain technical updates. While the rescission proposal remains subject to notice-and-comment rulemaking, the prior regulatory framework continues to govern CRA evaluations.
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
Future Legislation and Regulation
Legislative acts are periodically introduced in both Congress and the California legislature. Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. New proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The new presidential administration, along with numerous members of Congress, has advocated for reforms in financial services regulation. These reforms may include amendments to the Dodd-Frank Act, other federal banking laws, and structural changes to the CFPB. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, consolidated financial condition and consolidated results of operations.

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

Economic, Market and Investment Risks
•We may be adversely affected by the lack of soundness of other financial institutions.
•We face risks related to severe weather, natural disasters, acts of terrorism and global conflicts.
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
•The appraisals value of the real estate that secures a significant portion of our loan portfolio may not be realizable if we foreclose on such loans.
•The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
•Our loan portfolio may be subject to increased concentration and volatility risks due to variability, driven by large relationship-based lending commitments.
•Our construction and land development loans involve additional risks that could results in higher losses.
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
•We rely heavily on our executive management team and other key personnel.
Regulatory and Compliance Risks
•We operate in a highly regulated environment and the laws and regulations regarding capital requirements, anti-money laundering, information security and many other aspects of our business. Our failure to comply could adversely affect us and our future growth.

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
•The development and use of artificial intelligence may result in reputational harm or liability, or could adversely affect our business.
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
Risks Related to an Investment in our Common Stock
•We may reduce or discontinue the payment of dividends on our common stock.
•As an emerging growth company, we may take advantage of reduced regulatory and reporting requirements under the federal securities laws, which may make our common stock less attractive to investors.
•We may issue additional equity securities which may adversely affect existing holders of our common stock.
•Our common stock is not insured or guaranteed by the FDIC.

Risk Factors
ECONOMIC, MARKET AND INVESTMENT RISKS
We may be adversely affected by the lack of soundness of other financial institutions
The failures of some depository institutions have raised concerns among depositors that their deposits may be at risk. While we believe the Bank is operated in a safe and sound manner, a market-wide loss of depositor confidence caused by the failures or the perceived unsoundness of other depository institutions could lead to deposit outflows at the Bank, potentially at levels that could require that we borrow funds or sell securities or other assets to address liquidity concerns, any of which could adversely affect our consolidated operating results, business prospects and capital.
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
We face risks related to severe weather, natural disasters, acts of terrorism and global conflicts.
Severe weather, natural disasters, acts of terrorism, global conflicts, or other similar events have in the past, and may in the future have, a negative impact on our business and operations. Our business and most of the collateral securing our loans are concentrated in California, which is prone to earthquakes, fires, mudslides, drought, flooding and other natural disasters, including the January 2025 Los Angeles county wildfires. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, destruction of residential and commercial properties, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
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
Additionally, our business and our customers may be affected by shifts in federal trade policy and judicial interpretations of trade authorities. In February 2026, the U.S. Supreme Court ruled that the President does not have authority under the International Emergency Economic Powers Act to impose broad tariffs without explicit congressional authorization, striking down major tariffs previously in place. This decision may reduce certain costs for import-dependent businesses and ease inflationary pressures in affected sectors, but it also introduces uncertainty regarding future trade policy, potential tariff refund claims and shifting trade relationships. The ruling, and any subsequent legislative or executive actions in response, could influence costs for manufacturers and resellers, alter demand for U.S. exports, and affect broader economic conditions. Prolonged uncertainty or volatility in trade policy and economic conditions - whether arising from the Supreme Court’s decision, legislative responses, or other shifts in federal trade authority - could negatively affect consumer spending, business investment and economic growth, which in turn could adversely impact credit quality, loan growth, and demand for banking products and services. Any such effects could materially and adversely affect our consolidated financial condition and consolidated results of operations.
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
As of December 31, 2025, our CRE loans for purposes of this guidance represented 469.3% of our total risk-based capital. As of December 31, 2025, total loans secured by CRE under construction and land development represented 28.0% of our total risk-based capital. As a result, the OCC could view the Bank as having a high concentration of CRE loans under this guidance.
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
Our loan portfolio may be subject to increased concentration and volatility risks due to variability, driven by large relationship-based lending commitments.
Our loan portfolio includes a limited number of large, real estate secured relationships and lending commitments that are significant in relation to our overall balance sheet. These large, well secured relationships may cause the loan portfolio to experience limited period‑to‑period variability, as the origination, repayment capacity, or modification of such loans may result in meaningful fluctuations in loan balances, asset quality metrics, earnings, and capital ratios. Due to our portfolio characteristics compared to other larger institutions, adverse developments affecting a single large relationship, such as changes in cash flows, liquidity, collateral values, or local economic condition - could have a disproportionate impact on our financial condition and results of operations. In addition, repayments or paydowns of large commercial lending commitments may result in limited opportunities in redeploying capital efficiently, which could constrain growth and negatively affect profitability if suitable lending opportunities are not available on comparable terms.
Our construction and land development loans involve additional risks that could result in higher losses.
At December 31, 2025, our construction and land development loans totaled $134.3 million, or 4.4% of our loans held for investment portfolio, excluding SBA loans. Typical for the construction loan segment, these loans involve additional risks because funds are advanced upon the progress of the project, which often exhibits volatile completion value, as among other things, costs may exceed realizable values in declining real estate markets. A downturn in the commercial real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. During the term of construction loans, often no payment from the borrower is required since the accumulated interest is included in the loan commitment through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell, operate, or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.
Properties under construction are often difficult to sell, either by the borrower of the bank upon foreclosure, and typically must be completed in order to be successfully sold, which may increase our loss exposure. Further, in the case of speculative construction loans, there is the added risk associated with the borrower obtaining a take-out commitment for a permanent loan. Loans on secured by land under development or held for future construction also pose additional risk because of the lack of income production by the property, the volatility of the future value, and the potential illiquid nature of the collateral. For these reasons and uncertainties, and typical for this product type, construction and land development loans may represent greater risks than other types of loans.
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
Furthermore, loans generally are not readily convertible to cash. From time to time, if our ability to raise funds through deposits, borrowings, the sale of investment securities and other sources are not sufficient to meet our liquidity needs, we may be required to rely on alternative funding sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such alternative funding sources include FHLB advances, Federal Reserve borrowings, brokered deposits, unsecured federal funds lines of credit from correspondent banks and/or accessing the equity or debt capital markets. The availability of these alternative funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “ well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits (defined as noninterest-bearing demand, interest-bearing NOW, money market and savings account customer relationships, excluding brokered deposits) exceed the amount of deposit insurance coverage available.
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the alternative funding sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access alternative funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our consolidated financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. A portion of our deposits may exceed FDIC insurance limits, and uninsured depositors may be more likely to withdraw their funds during periods of actual or perceived financial stress affecting us or the banking industry generally. Rapid and unexpected deposit outflows, including those driven by negative publicity, social media, or a loss of depositor confidence, could require us to seek more expensive or less readily available alternative funding sources, which could materially and adversely affect our liquidity, net interest margin, and overall financial condition.
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
The Company is a separate and distinct legal entity from the Bank. As a holding company with no significant assets other than the Bank, the Company depends on dividends from the Bank to fund operating expenses, service debt, pay dividends, repurchase shares, and pay taxes. The Bank paid $60.0 million in dividends to the Company during 2025. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act and the requirement that the Bank maintains a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer. See “Supervision and Regulation - Capital Adequacy.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 17 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice.
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
We may experience goodwill impairment.
Goodwill is initially recorded at fair value and is not amortized but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. The determination of whether impairment has occurred, takes into consideration a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Our goodwill was not considered impaired as of December 31, 2025 and 2024; however, no assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our business, consolidated financial condition, and our consolidated results of operations. Furthermore, even though goodwill is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.
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
Competition in the banking and financial services industry is intense. We compete with commercial banks, credit unions, mortgage banking firms, finance companies, non-bank lenders including “fintech” lending and payment companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.
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
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. If we fail to meet the minimum capital guidelines and other regulatory requirements as applicable to us, then we may be restricted in the types of activities that we may conduct, and we may be prohibited from taking certain capital actions. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial condition and results of operations. The application of more stringent capital requirements could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements. See “Supervision and Regulation - Capital Requirements.” Details regarding the Bank’s actual capital amounts and ratios and the amount of required capital are included in Note 17 — Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 in this annual report.
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
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including the use of artificial intelligence and machine learning to interact with customers and review and analyze data. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, growth and consolidated results of operations.
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
The development and use of artificial intelligence presents risk and challenges that may adversely impact our business.
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
Concerns over the long-term impact of climate change could significantly affect our geographic markets and disrupt our operations, those of our customers, third parties on which we rely, or supply chains more broadly. These disruptions, including increased regulatory costs and changes in consumer behavior, could weaken economic conditions in affected markets or industries, impair customers’ ability to repay loans or maintain deposits, and reduce the value of collateral securing our loans.
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
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period, to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the ACL; the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, loan sales and servicing of financial assets and deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK
We may reduce or discontinue the payment of dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors declares out of funds legally available for such payments. Although we initiated the payment of a quarterly dividend in the fourth quarter of 2025, there may be circumstances under which we would reduce, suspend, or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. There are numerous laws and banking regulations that restrict the Bank’s ability to pay dividends or make capital distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, our banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make the payment of dividends on our common stock in the future.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company implements a comprehensive Information Security Program (“Program”) to safeguard data confidentiality, integrity, and availability. The Program leverages recognized frameworks like National Institute of Standards and Technology (or “NIST”) and Federal Financial Institutions Examination Council (“FFIEC”) to identify, prevent, and mitigate cybersecurity threats. Regular assessments and updates ensure the Program's effectiveness in managing and reducing risk.
The Program integrates seamlessly with the Company's enterprise risk management program. Continuous threat and vulnerability assessments inform system and control updates, effectively mitigating risks. Layered security controls work together to protect customer information and transactions. Additionally, third-party experts conduct periodic program evaluations through penetration testing, audits, and best practice consultations, with results driving program improvement initiatives. As a regulated entity, the Bank undergoes regular bank regulatory examinations evaluating the information security program and its compliance with federal regulations.
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
In addition, the Company has an incident response plan (“IRP”) that is activated if an event is identified by information technology or information security team or one of our third party vendors. The Company’s Information Security Officer (“ISO”) would activate the IRP and communicate with the team members in accordance with the IRP. If the incident is material, the Chief Risk Officer would disclose the incident to the management Disclosure Control Committee.
While no material cybersecurity incidents have been identified during the reported fiscal year, the Company acknowledges the ongoing and evolving nature of cyber threats and remains vigilant in its efforts to defend against them.
Governance
The Company's internal controls incorporate a protocol for reporting and escalating information security matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board oversees continuous efforts to strengthen operational resilience and receives ongoing education to enhance their oversight capabilities in the face of evolving threats. The ISO, who reports directly to the Chief Risk Officer, periodically updates the Company’s management Information Technology Committee, the Company’s Audit and Risk Committee (“ARC Committee”) and the Board of Directors on information and cybersecurity risks, threats, exposures, and mitigation measures. The Company's IRP is regularly tested, incorporating cybersecurity scenarios.

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
The Board of Directors provides ultimate oversight and monitoring of the Program and its policies. The ARC Committee oversees areas like information technology activities, cybersecurity-related risks, and disaster recovery processes. Additionally, management-level technology and security personnel oversee program management and related assessments, while operational committees manage specific cybersecurity-related risks.

Item 2. Properties
Our principal executive offices are located in Del Mar, California. All of our branches are located in California. As of December 31, 2025, we operated from 19 locations throughout California, including 14 branch offices (seven of which also house community banking offices), four standalone community banking offices, and one administrative office. We own three of our branch offices and lease the remaining locations and believe that, if necessary, we could secure suitable alternative properties on similar terms without materially adversely affecting operations. All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance. For information regarding our lease commitments, refer to Note 6 - Premises and Equipment and Leases to the Consolidated Financial Statements.
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
Our common stock has been listed on the Nasdaq Capital Market under the symbol “BCAL” since May 11, 2023.
As of March 10, 2026, there were approximately 403 holders of record of our common stock.

Dividends
Our shareholders are entitled to receive dividends only if, when and as declared by our Board of Directors and out of funds legally available. During the year ended December 31, 2025, we paid $3.25 million in dividends to our common stockholders. We anticipate that all of our future earnings will be retained to support our operations, pay cash dividends to our common stockholders, repurchase of our common stock, and finance the growth and development of our business. We currently intend to continue to pay quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors in its sole discretion, subject to the satisfaction of any regulatory requirements. Our profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors in determining the payment of dividends.
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
Issuer Purchases of Equity Securities
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were 211,928 shares repurchased under this share repurchase plan during 2025.
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2025	122,428	$16.37	122,428	1,388,072
November 1 - 30, 2025	—	$—	—	1,388,072
December 1 - 31, 2025	—	$—	—	1,388,072
Total	122,428	$16.37	122,428

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
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices and 11 commercial banking offices serving California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
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
Market and Banking Industry Updates
The One Big Beautiful Bill Act passed in 2025 includes a broad range of tax reform provisions impacting individuals and businesses, along with substantial cuts to social programs and reduced funding for financial oversight agencies, including the Consumer Financial Protection Bureau. These changes may affect deposit customers, borrowers, and the banking industry. The full impact of the Act is still being assessed and remains uncertain at this time. Separately, California’s single sales factor apportionment bill for financial institutions did not have a material impact on our estimated income tax expense, deferred taxes, or other comprehensive income.
At its December 10, 2025, meeting, the Federal Open Market Committee lowered the target range for the Fed funds rate to a range of 3.50% to 3.75%, This marked the third consecutive rate cut following the September 2025 reduction. After the meeting, Chairman Powell observed that while important federal government data for the past couple months have yet to be released, available public and private-sector data suggest that the outlook for employment and inflation has not changed much since the FOMC October 2025 meeting, noting conditions in the labor market appear to be cooling, and inflation remains somewhat elevated. He stated available indicators suggest that economic activity has been expanding at a moderate pace and both layoffs and hiring remain low. Following three consecutive rate cuts in late 2025, at their January 2026 meeting, Fed policymakers paused to assess the economy, noting solid expansion, stabilizing unemployment, and somewhat elevated inflation, maintaining the target range for the Fed funds rate at 3.5% to 3.75%, marking a pause in its recent rate-cutting trend. Chairman Powell described the economy as being on “firm footing,” with the meeting Statement noting recent indicators suggest that economic activity has been expanding at a solid pace.
The Fed also announced it will increase the System Open Market Account holdings of securities through purchases of Treasury bills and, if needed, other Treasury securities with remaining maturities of three years or less to maintain an ample level of reserves. This follows the announcement at the October FOMC meeting that the Fed would end quantitative tightening on December 1, 2025, halting the reduction of its balance sheet and injecting additional liquidity into financial markets. In the Fed’s Summary of Economic Projections, the median participant projected that GDP will rise 1.7% in 2025 and 2.3% in 2026.
In response to the tariff policies enacted by the administration in mid-2025, markets experienced some volatility and given the fluid dynamics of the situation we continue to monitor the effect of tariffs and trade negotiations on our clients and we do not currently expect to see an impact on client operations from those events. We have minimal exposure to international trade, although some of our clients do source materials from outside the country.
In California, overall consumer prices are predicted to peak around 3.5% to 3.6% in early 2026 with annual average unemployment of 5.5%, according to the UCLA Anderson School of Management. Moody’s anticipates GDP growth in California to grow to 2.2% in 2025 and to have a slight decrease to 1.9% in 2026. The state has shifted to the position of the world’s fifth-largest economy, following a decline from its previous fourth-place ranking. California’s economy is cooling off, with slower payroll growth and downward revisions widening the gap with national trends. Challenges in the tech sector are expected to persist amid ongoing uncertainty. Building permits declined in 2024 and have yet to show signs of recovery. With the trade war still ongoing, growing uncertainty is prompting businesses and investors to scale back and proceed cautiously. We have observed that some clients have expressed hesitancy in initiating projects due to the uncertain economic environment.
Inflation has had a material impact on the growth of total assets within the banking industry, prompting the need for some institutions to raise equity capital at accelerated rates to preserve a healthy equity-to-assets ratio. It also drives increases in other operating expenses. Management views interest rate risk as the key challenge in mitigating inflation's impact. We undertake substantial efforts to maintain a strategic balance between our rate-sensitive assets and liabilities across economic cycles to reduce volatility in net interest income.
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. In 2025 we made significant progress in derisking our consolidated balance sheets, reducing our exposure in the Sponsor Finance portfolio, eliminating our reliance on brokered deposits and improving overall credit quality. The reduction in credit risk in our total loan portfolio is reflected in the reversal of provision for loan losses, from the fourth quarter of 2024 through the second quarter of 2025 and the fourth quarter of 2025. Additionally, our non-performing assets to total assets ratio of 0.40% at December 31, 2025, declined from 0.76% at December 31, 2024, along with a decrease in substandard loans since year-end 2024.
Per the regulatory definition of commercial real estate, at December 31, 2025, our concentration of such loans represented 469% of our total risk-based capital. In addition, at December 31, 2025, total loans secured by commercial real estate under construction and land development represented 28% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at December 31, 2025 were $13.9 million and there were $1.7 million net charge-offs during the year ended December 31, 2025. At December 31, 2025, there was no OREO.
Given the nature of our commercial banking business, approximately 49% of our total deposits exceeded the FDIC deposit insurance limits at December 31, 2025.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At December 31, 2025, the amortized cost of our held-to-maturity debt securities was $52.9 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $234.9 million, or approximately 5.8% of total assets. The 10-Year Treasury Bond was approximately 4.2% at December 31, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in 2025, resulted in lower net unrealized losses on our debt securities at December 31, 2025. At December 31, 2025, our accumulated other comprehensive loss, net of taxes, decreased to $1.6 million, compared to $6.6 million at December 31, 2024. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $4.2 million at December 31, 2025. The results of our stress testing on our debt security portfolio at December 31, 2025, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $38.3 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.
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
The ACL on loans held for investment represents the portion of the loans’ amortized cost basis that we do not expect to collect due to anticipated credit losses over the loans’ contractual life. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. (Reversal of) provision for credit losses for loans held for investment is included in the (reversal of) provision for credit losses in the consolidated statements of income. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the ACL. Credit losses are not estimated for accrued interest receivable, as interest that is deemed uncollectible is written off through interest income.

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
The Company’s loan portfolio consists of the following loan segments, based on regulatory call codes and related risk ratings:
•Construction and land development
•Real estate:
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
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Also included in our consumer loan portfolio were consumer solar panel loans that were acquired as part of the merger with CALB. At December 31, 2025, the consumer solar panel loans were transferred to loans held for sale at fair value. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. These loans were originated and serviced by unaffiliated third parties. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.
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

Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration of experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. Provision for credit losses for off-balance sheet commitments is included in (reversal of) provision for credit losses in the consolidated statements of income and added to the allowance for off-balance sheet commitments.
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
(4)Average tangible common equity is computed by subtracting average goodwill and average intangible assets (“net average intangible assets”) from average shareholders’ equity.
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Efficiency Ratio
Noninterest expense	$101,043	$97,791
Less: Merger and related expenses	—	16,288
Adjusted noninterest expense	$101,043	$81,503

Net interest income	169,092	122,984
Noninterest income	11,085	4,760
Total net interest income and noninterest income	$180,177	$127,744
(1) Efficiency ratio (non-GAAP)	56.1%	76.6%
(1) Adjusted efficiency ratio (non-GAAP)	56.1%	63.8%

Pre-tax Pre-provision Income
Net interest income	$169,092	$122,984
Noninterest income	11,085	4,760
Total net interest income and noninterest income	180,177	127,744
Less: Noninterest expense	101,043	97,791
(2) Pre-tax pre-provision income (non-GAAP)	$79,134	$29,953
Add: Merger and related expenses	—	16,288
(2) Adjusted pre-tax pre-provision income (non-GAAP)	$79,134	$46,241

Return on Average Assets, Equity, and Tangible Equity
Net income	$63,058	$5,433
Add: After-tax Day1 provision for non PCD loans and unfunded loan commitments (1)	—	14,978
Add: After-tax merger and related expenses (1)	—	11,988
(3) Adjusted net income (non-GAAP)	$63,058	$32,399

Average assets	$4,020,949	$3,095,916
Average shareholders’ equity	545,315	379,816
Less: Average intangible assets	131,703	79,564
(4) Average tangible common equity (non-GAAP)	$413,612	$300,252

Return on average assets	1.57%	0.18%
(5) Adjusted return on average assets (non-GAAP)	1.57%	1.05%
Return on average equity	11.56%	1.43%
(5) Adjusted return on average equity (non-GAAP)	11.56%	8.53%
(6) Return on average tangible common equity (non-GAAP)	15.25%	1.81%
(6) Adjusted return on average tangible common equity (non-GAAP)	15.25%	10.79%

(1)After-tax Day 1 provision for non-PCD loans and unfunded loan commitments and after-tax merger and related expenses are presented using a 29.56% tax rate.

	December 31,
(dollars in thousands, except per share amounts)	2025	2024

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$576,586	$511,836
Less: Intangible assets	129,414	134,058
(7) Tangible common equity (non-GAAP)	$447,172	$377,778

Total assets	$4,033,386	$4,031,654
Less: Intangible assets	129,414	134,058
(7) Tangible assets (non-GAAP)	$3,903,972	$3,897,596

Equity to asset ratio	14.30%	12.70%
(8) Tangible common equity to tangible asset ratio (non-GAAP)	11.45%	9.69%
Book value per share	$17.79	$15.86
(9) Tangible book value per share (non-GAAP)	$13.79	$11.71
Shares outstanding	32,418,182	32,265,935

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the years presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Item 8 of this annual report.

	Year Ended December 31,
($ in thousands except share and per share data)	2025	2024
EARNINGS
Net interest income	$169,092	$122,984
(Reversal of) provision for credit losses	$(8,823)	$21,690
Noninterest income	$11,085	$4,760
Noninterest expense	$101,043	$97,791
Income tax expense	$24,899	$2,830
Net income	$63,058	$5,433
Pre-tax pre-provision income (1)	$79,134	$29,953
Adjusted pre-tax pre-provision income (1)	$79,134	$46,241
Diluted earnings per share	$1.93	$0.22
Ending shares outstanding	32,418,182	32,265,935

PERFORMANCE RATIOS
Return on average assets	1.57%	0.18%
Adjusted return on average assets (1)	1.57%	1.05%
Return on average common equity	11.56%	1.43%
Adjusted return on average common equity (1)	11.56%	8.53%
Yield on loans	6.50%	6.55%
Yield on earning assets	6.09%	6.26%
Cost of deposits	1.55%	2.01%
Cost of funds	1.66%	2.12%
Net interest margin	4.55%	4.28%
Efficiency ratio (1)	56.1%	76.6%
Adjusted efficiency ratio (1)	56.1%	63.8%
Net charge-offs to average loans held-for-investment	(0.28)%	(0.11)%

	December 31,
	2025	2024
CAPITAL
Tangible equity to tangible assets (1)	11.45%	9.69%
Book value (BV) per common share	$17.79	$15.86
Tangible BV per common share (1)	$13.79	$11.71

ASSET QUALITY
Allowance for loan losses (ALL)	$34,348	$50,540
Reserve for unfunded loan commitments	2,105	3,103
Allowance for credit losses (ACL)	$36,453	$53,643
ALL to non-performing loans	213.5%	190.5%
ALL to total loans	1.13%	1.61%

	December 31,
	2025	2024
ACL to total loans	1.20%	1.71%
30-89 days past due, excluding nonaccrual loans	$14,735	$12,082
Over 90 days past due, excluding nonaccrual loans	$—	$150
Special mention loans	$72,407	$69,339
Special mention loans to total loans held for investment	2.39%	2.21%
Substandard loans	$60,681	$117,598
Substandard loans to total loans held for investment	2.00%	3.75%
Non-performing loans	$16,086	$26,536
Other real estate owned	—	4,083
Non-performing assets	$16,086	$30,619
Non-performing assets to total assets	0.40%	0.76%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$3,058,992	$3,156,345
Total assets	$4,033,386	$4,031,654
Deposits	$3,370,581	$3,398,760
Loans to deposits	90.8%	92.9%
Shareholders' equity	$576,586	$511,836
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
Net Income
Net income for the year ended December 31, 2025 was $63.1 million, or $1.93 per diluted share, compared to net income of $5.4 million, or $0.22 per diluted share in the prior year. The $57.6 million increase in net income from the prior year was primarily due to a $46.1 million increase in net interest income from higher average interest-earning assets resulting from the Merger, a $30.5 million decrease in the provision for credit losses as the comparable 2024 period included a $21.3 million provision for credit losses on loans and unfunded commitments related to the Merger, and a $6.3 million increase in noninterest income, partially offset by a $3.3 million increase in noninterest expense, and a $22.1 million increase in income taxes. Pre-tax, pre-provision income for the year ended December 31, 2025 was $79.1 million, an increase of $49.2 million compared to pre-tax, pre-provision income of $30.0 million for the year ended December 31, 2024. Excluding CECL-related provision for credit losses on acquired loans and unfunded loan commitments, and merger related expenses, the Company would have reported net income (non-GAAP) of $32.4 million for the comparable 2024 period.

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

	Year Ended
	December 31, 2025			December 31, 2024
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,013,883	$195,913	6.50%	$2,443,127	$159,960	6.55%
Taxable debt securities	179,748	7,820	4.35%	136,984	5,827	4.25%
Tax-exempt debt securities (2)	53,119	1,209	2.88%	53,721	1,223	2.88%
Deposits in other financial institutions	395,835	17,054	4.31%	171,939	8,692	5.06%
Fed funds sold/resale agreements	38,069	1,648	4.33%	43,990	2,319	5.27%
Restricted stock investments and other bank stock	31,693	2,336	7.37%	22,137	1,777	8.03%
Total interest-earning assets	3,712,347	225,980	6.09%	2,871,898	179,798	6.26%
Total noninterest-earning assets	308,602			224,018
Total assets	$4,020,949			$3,095,916

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	811,050	15,100	1.86%	492,140	10,644	2.16%
Money market and savings accounts	1,184,863	30,941	2.61%	910,426	26,685	2.93%
Time deposits	165,270	6,219	3.76%	324,249	15,432	4.76%
Total interest-bearing deposits	2,161,183	52,260	2.42%	1,726,815	52,761	3.06%
Borrowings:
FHLB advances	7	—	—%	19,543	1,103	5.64%
Subordinated debt	55,843	4,628	8.29%	39,479	2,950	7.47%
Total borrowings	55,850	4,628	8.29%	59,022	4,053	6.87%
Total interest-bearing liabilities	2,217,033	56,888	2.57%	1,785,837	56,814	3.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,212,810			893,586
Other liabilities	45,791			36,677
Shareholders’ equity	545,315			379,816
Total Liabilities and Shareholders’ Equity	$4,020,949			$3,095,916
Net interest spread			3.52%			3.08%
Net interest income and margin(4)		$169,092	4.55%		$122,984	4.28%
Cost of deposits(5)	$3,373,993	$52,260	1.55%	$2,620,401	$52,761	2.01%
Cost of funds(6)	$3,429,843	$56,888	1.66%	$2,679,423	$56,814	2.12%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and non-performing loans. Interest income included accretion of net deferred loan fees and net discounts on acquired loans of $21.3 million, $12.3 million for the years ended December 31, 2025 and 2024, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 35.95%, and 34.10% of average total deposits for the years ended December 31, 2025 and 2024, respectively.
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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$37,133	$(1,180)	$35,953
Taxable debt securities	1,857	136	1,993
Tax-exempt debt securities	(14)	—	(14)
Deposits in other financial institutions	9,749	(1,387)	8,362
Fed fund sold/resale agreements	1,423	(2,094)	(671)
Restricted stock investments and other bank stock	714	(155)	559
Total interest-earning assets	50,862	(4,680)	46,182

Interest-bearing liabilities:
Interest-bearing NOW accounts	6,106	(1,650)	4,456
Money market and savings accounts	7,400	(3,144)	4,256
Time deposits	(6,367)	(2,846)	(9,213)
Total interest-bearing deposits	7,139	(7,640)	(501)
Borrowings:
FHLB advances	(551)	(552)	(1,103)
Subordinated debt	1,328	350	1,678
Total borrowings	777	(202)	575
Total interest-bearing liabilities	7,916	(7,842)	74
Net interest income	$42,946	$3,162	$46,108

Net interest income for the year ended December 31, 2025 was $169.1 million, compared to $123.0 million for the year ended December 31, 2024. The increase was primarily due to a $46.2 million increase in total interest income, offset by a $74 thousand increase in total interest expense. The increase in interest income and interest expense primarily relates to increases in total average interest-earning assets and total average interest-bearing liabilities from the Merger during the third quarter of 2024, partially offset by lower yields on interest earning assets and lower interest bearing liabilities costs. During the year ended December 31, 2025, total loan interest income increased $36.0 million, of which $19.1 million was related to accretion income from the net purchase accounting discounts on acquired loans, total debt securities income increased $2.0 million, and interest and dividend income from other financial institutions and other interest-earning assets increased $8.3 million. The increase in interest income was primarily driven by the mix of interest-earning assets added by the Merger and the impact of the accretion and amortization of fair value marks. The increase in interest income was primarily due to higher average balances, due in part to the Merger, partially offset by a 17 basis point decrease in yield on the total average interest-earning assets for the year ended December 31, 2025 compared to the same 2024 period. Total average interest-earning assets increased $840.4 million, resulting from a $570.8 million increase in average total loans, a $42.2 million increase in total average debt securities, a

$223.9 million increase in average deposits in other financial institutions, and a $9.6 million increase in restricted stock investments and other bank stock, partially offset by a $5.9 million decrease in average Fed funds sold/resale agreements.
During the year ended December 31, 2025, total interest expense increased by $74 thousand to $56.9 million as compared to the same period in 2024, comprised primarily of a $575 thousand increase in interest on borrowings from higher average borrowing balances from the Merger, partially offset by a $501 thousand decrease in interest on average interest-bearing deposits driven by the decrease in the cost of interest-bearing deposits between periods, partially offset by the increase in average interest-bearing deposits from the Merger.
Net interest margin for the year ended December 31, 2025 was 4.55%, compared with 4.28% for the year ended December 31, 2024. The increase was primarily related to a 46 basis point decrease in the cost of funds, partially offset by a 17 basis point decrease in the total interest-earning assets yield resulting from lower market interest rates and a change in our interest-earning asset mix. The yield on total earning assets during the year ended December 31, 2025 was 6.09%, compared with 6.26% for the year ended December 31, 2024. The yield on average total loans during the year ended December 31, 2025 was 6.50%, a 5 basis point decrease from 6.55% for the year ended December 31, 2024. The Federal Reserve’s reductions to the federal funds target rate by 100 basis points in the second half of 2024 and 75 basis points in the second half of 2025 resulted in lower interest income earned on deposits in other financial institutions, fed fund sold/resale agreements, and loans; however, the decline was in part offset by the accretion income from the net purchase accounting discounts on acquired loans and by the downward repricing of interest-bearing deposits consistent with market rates, resulting in lower interest expense on interest-bearing deposits. The cost on total interest-bearing liabilities during the year ended December 31, 2025 was 2.57%, a 61 basis point decrease from 3.18% for the same 2024 period. Accretion income from the net purchase accounting discounts on acquired loans was $19.1 million and the net amortization expense from the purchase accounting discounts on acquired subordinated debt and time deposit premium impact on interest expense was $2.0 million, the combination of which increased the net interest margin by 46 basis points for the year ended December 31, 2025. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 63 basis points for the year ended December 31, 2025. Accretion income from the net purchase accounting discounts on acquired loans was $10.4 million and the net amortization expense from the purchase accounting discounts on acquired subordinated debt and time deposit premium impact on interest expense was $750 thousand, the combination of which increased the net interest margin by 34 basis points for the year ended December 31, 2024. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 43 basis points for the year ended December 31, 2024.
Total cost of funds for the year ended December 31, 2025 was 1.66%, a decrease of 46 basis points from 2.12% for the year ended December 31, 2024. The decrease was primarily driven by a 64 basis point decrease in the cost of average interest-bearing deposits and a decrease in average total borrowings, coupled with an increase in average noninterest-bearing deposits, partially offset by an increase in average cost of total borrowings. Average noninterest-bearing demand deposits increased $319.2 million to $1.21 billion and represented 35.9% of total average deposits for the year ended December 31, 2025, compared with $893.6 million and 34.1%, respectively, for the same 2024 period; average interest-bearing deposits increased $434.4 million to $2.16 billion during the year ended December 31, 2025. The total cost of deposits for the year ended December 31, 2025 was 1.55%, down 46 basis points from 2.01% for the same 2024 period.
Average total borrowings decreased $3.2 million to $55.9 million for the year ended December 31, 2025, resulting primarily from a $19.5 million decrease in average FHLB advances, partially offset by $16.4 million increase in subordinated debt from the $50.8 million in fair value of subordinated debt acquired in the Merger, offset by the impact of $38.0 million in repayments of subordinated debt during 2025. Average total borrowings decreased in the year ended December 31, 2025 as a result of the redemption of the $18 million subordinated debt in June 2025 and $20 million subordinated debt in September 2025. The average cost of total borrowings was 8.29% for the year ended December 31, 2025, a 142 basis point increase from 6.87% for the same 2024 period. The increase was primarily attributable to borrowing costs associated with the acquired subordinated debt, including net amortization of purchase accounting discounts, coupled with a higher borrowing expense related to those subordinated debt converting to a floating-rate and up to redemption during the second quarter of 2025.

(Reversal of) Provision for Credit Losses
We recorded a reversal of provision for credit losses of $8.8 million for the year ended December 31, 2025, compared to a provision for credit losses of $21.7 million for the same 2024 period. Total net charge-offs were $8.4 million in the year ended December 31, 2025, which consisted of $10.5 million of gross charge-offs, partially offset by $2.1 million of gross recoveries. The net charge-offs resulted from the Company’s continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The reversal of provision for credit losses in the year ended December 31, 2025 included a $998 thousand reversal of provision for credit losses for unfunded loan commitments primarily related to the decreases in unfunded loan commitments of $38.9 million from $925.3 million at December 31, 2024 and loss rate used to estimate the allowance for credit losses on unfunded commitments during the year ended December 31, 2025.
The reversal of provision for credit losses for loans held for investment in the year ended December 31, 2025 was $7.8 million, compared with a provision for credit losses of $19.5 million in the same 2024 period. The reversal of provision for credit losses for loans held for investment was driven primarily by the decreases in substandard loans and in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by the net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California.

We recorded a provision for credit losses of $21.7 million for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2024 included a $19.5 million provision for credit losses on loans held for investment and a $2.2 million provision for credit losses for unfunded loan commitments. The provision for credit losses on loans held for investment for the year ended December 31, 2024 was largely due to the $18.5 million one-time initial provision for credit losses on acquired non-PCD loans. The provision for credit losses on unfunded loan commitments for the year ended December 31, 2024 was primarily due to the $2.7 million initial provision for credit losses on unfunded commitments acquired in the Merger and the impact of higher unfunded loan commitments.

Noninterest Income
The following table sets forth the various components of our noninterest income for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Service charges and fees on deposit accounts	$3,170	$2,106
Interchange and ATM income	1,400	1,034
Gain (loss) on sale of loans	577	(672)
Income from bank-owned life insurance	2,336	1,748
Servicing and related income on loans, net	453	307
Loss on sale and disposal of fixed assets	(1)	(19)
Other charges and fees	3,150	256
Total noninterest income	$11,085	$4,760

Total noninterest income during the year ended December 31, 2025 was $11.1 million, an increase of $6.3 million compared to total noninterest income of $4.8 million for the same period in the prior year. The increases in service charges and fees on deposit accounts, interchange and ATM income, that were primarily attributed to a higher volume of transaction-based accounts and account balances as a result of organic growth and the Merger. Additionally, the increase in income from bank-owned life insurance primarily driven by the Merger during the year ended December 31, 2025. Other charges and fees increased $2.9 million, primarily due to $2.3 million of other equity investments income recorded in 2025, compared to $133 thousand in 2024, and a $614 thousand valuation allowance on OREO recorded in 2024 with no comparable allowance in 2025.
Gain on sale of loans was $577 thousand during the year ended December 31, 2025, compared to loss on sales of loans of $672 thousand for the same 2024 period. The $1.2 million increase was primarily due to no losses on the sales of non-SBA loans during the year ended December 31, 2025, compared to $1.1 million losses on these loans for the same 2024 period. During the year ended December 31, 2025, we sold eight SBA loans with a net carrying value of $9.0 million, resulting in a gain of $577 thousand, at an average premium of 6.44%. In the same 2024 period, we sold six SBA 7(a) loans with a net carrying value of $6.3 million, resulting in a gain of $415 thousand at an average premium of 6.56%, and thirteen non-SBA loans with a net carrying value of $77.6 million, resulting in losses of $1.1 million.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Salaries and employee benefits	$62,288	$49,845
Occupancy and equipment	8,601	7,242
Data processing and communications	7,608	5,832
Legal, audit and professional	3,646	2,559
Regulatory assessments	2,282	1,714
Director and shareholder expenses	1,463	1,410
Merger and related expenses	—	16,288
Intangible asset amortization	3,791	1,877
Litigation settlements, net	2,035	—
Other real estate owned expenses	924	5,246
Other expenses	8,405	5,778
Total noninterest expense	$101,043	$97,791
Total noninterest expense during the year ended December 31, 2025 was $101.0 million, an increase of $3.3 million compared with total noninterest expense of $97.8 million for the same 2024 period. The increase in the overhead expense categories was primarily due to the inclusion of CALB’s operations for a full fiscal year in 2025, compared to just five months during 2024 and litigation settlements in 2025, partially offset by lower OREO expenses and merger and related expenses.
Salaries and employee benefits were $62.3 million during the year ended December 31, 2025, compared to $49.8 million during the prior year. The $12.4 million increase in salaries and benefits was driven primarily by higher headcount as a result of the Merger and severance costs. The average FTE employees for the year ended December 31, 2025 was 288 compared to 249 FTE employees for the same 2024 period.
Legal, audit and professional were $3.6 million during the year ended December 31, 2025, compared to $2.6 million during the prior year. The $1.1 million increase was driven primarily by higher legal expenses and higher consulting expenses associated with Compliance and special assets projects.
There were no merger and related expenses during the year ended December 31, 2025, compared to $16.3 million for the same 2024 period.
Intangible assets amortization increased $1.9 million during the year ended December 31, 2025. The increase in amortization was primarily driven by a full year of additional amortization from the $22.7 million of intangible assets, consisting primarily of core deposit intangible, acquired in the Merger.
Litigation settlements, net were $2.0 million for the year ended December 31, 2025. There were no similar costs in the same 2024 period. During the year ended December 31, 2025, we recorded net litigation settlements of $2.0 million related to the resolution of certain non-recurring employee-related matters. The amount reflects a $5.4 million gross settlement, partially offset by $3.4 million of insurance reimbursements, with both the settlement payments and insurance reimbursements paid and collected in February 2026.
Other real estate expenses were $924 thousand during the year ended December 31, 2025, compared to $5.2 million for the same 2024 period. The $4.3 million decrease primarily relates to the

2024 period including a $4.8 million loss from the sale of OREO, compared to an $862 thousand loss from the sale of OREO during the year ended December 31, 2025.
Other expenses were $8.4 million during the year ended December 31, 2025, compared to $5.8 million for the same 2024 period. The $2.6 million increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses, marketing expenses, insurance expenses and other expenses primarily as a result of the Merger.
Our efficiency ratio for the year ended December 31, 2025 and 2024 was 56.1% and 76.6%, respectively. Excluding the merger and related expenses of $16.3 million, the efficiency ratio for the year ended December 31, 2024 would have been 63.8%. The $924 thousand and $5.2 million losses on sale of OREO negatively impacted the efficiency ratio by 0.5% and 3.7%, respectively for the years ended December 31, 2025 and 2024. respectively. The $2.0 million litigation settlements negatively impacted the efficiency ratio by 1.1% during the year ended December 31, 2025.

Income Taxes
Income tax expense for the year ended December 31, 2025 was $24.9 million, compared to $2.8 million for the same 2024 period. The effective tax rate was 28.3% during the year ended December 31, 2025, compared to 34.2% for the same 2024 period. The decrease in effective tax rate between periods was primarily due to the 2024 period having a higher effective tax rate due to the impact of non-tax deductible merger expenses, partially offset by higher pre-tax income during 2025 period. The Company’s effective tax rate is impacted by changes in pre-tax income, .
For additional information, see Note 11 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Financial Condition
Summary
Total assets at December 31, 2025 were $4.03 billion, an increase of $1.7 million or 0.04% from December 31, 2024. The increase in total assets from December 31, 2024 was primarily related to increases in cash and cash equivalents of $11.8 million and in available-for-sale debt securities of $92.9 million, partially offset by a decrease in loans, including loans held for sale, of $97.4 million, as compared to the prior year-end.
Total liabilities were $3.46 billion at December 31, 2025, a decrease of $63.0 million from $3.52 billion at December 31, 2024. The decrease in total liabilities primarily related to a $28.2 million decrease in total deposits and a $35.9 million decrease in borrowing due to the redemption of $18.0 million and $20.0 million of its 5.50% and 5.00% fixed-to-floating rate subordinated debt, respectively, both due in 2030 at par value.
Shareholders’ equity was $576.6 million at December 31, 2025, an increase of $64.8 million from $511.8 million at December 31, 2024. The increase in shareholders’ equity was primarily driven by $63.1 million of net income, $5.8 million related to stock-based compensation activity, and a $5.0 million decrease in net of tax unrealized losses on available-for-sale debt securities, partially offset by the repurchase of common stock in settlement of restricted stock units of $2.7 million, common stock dividends of $3.3 million and the repurchase of common stock under the Company’s share repurchase program of $3.4 million during the year ended December 31, 2025.

Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale securities aggregating to $287.8 million and $195.3 million at December 31, 2025 and December 31, 2024, respectively. The $92.5 million increase in debt securities was primarily related to purchases of available-for-sale securities and reductions in net unrealized losses, partially offset by paydowns, maturities and calls. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.31% and 5.82%, respectively, of total assets at December 31, 2025, compared to 1.32% and 3.52%, respectively, at December 31, 2024.
During the year ended December 31, 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At December 31, 2025 and 2024, available-for-sale debt securities with an amortized cost of $27.6 million and $3.0 million, respectively, were pledged to the Federal Reserve as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.9 million and $53.3 million, respectively, pledged as collateral for a secured a line of credit with the Federal Reserve. The Company also pledged $15.0 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby letters of credit.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at December 31, 2025 and 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt bank-qualified municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308

December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823
At December 31, 2025, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $52.9 million with pre-tax unrecognized losses of $3.6 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $53.3 million with pre-tax unrecognized losses of $5.5 million at December 31, 2024. The effective duration of the held-to-maturity debt securities was 5.94 years and 6.52 years at December 31, 2025 and 2024, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically we have had limited credit loss experience with them. At December 31, 2025 and 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $492 thousand and $463 thousand, respectively, and $48.8 million and $47.4 million, respectively. At December 31, 2025 and 2024, the total held-to-maturity debt securities rated AA and above was $46.0 million and $44.7 million, respectively, and rated AA- was $3.3 million and $3.2 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of December 31, 2025 and 2024.

Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at December 31, 2025 and 2024, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipal	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001
The estimated fair value of available-for-sale debt securities was $234.9 million at December 31, 2025, an increase of $92.9 million, from $142.0 million at December 31, 2024. The increase was primarily due to purchases of $122.4 million and fair value market adjustments of $7.1 million, partially offset by maturities of $10.8 million, and principal reductions and amortization of discounts and premiums aggregating to $25.8 million
At December 31, 2025, we had 78 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $121.9 million and $117.1 million, respectively, with pre-tax unrealized losses of $4.8 million, compared to 89 available-for-sale debt securities with an amortized cost basis and fair value of $124.2 million and $114.6 million, respectively with pre-tax unrealized holding losses of $9.6 million at December 31, 2024. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss. The effective duration of this portfolio was 5.21 years and 4.60 years at December 31, 2025 and 2024, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates decrease, bond prices tend to increase and, consequently, the fair value of our securities may also increase. The 10-Year Treasury Bond was approximately 4.2% at the end of December 31, 2025, compared to 4.6% at December 31, 2024. The decrease in the 10-Year Treasury Bond in 2025, resulted in a decrease in the net unrealized losses on our debt securities at December 31, 2025. The changes in the net unrealized losses on our available-for-sale debt securities affects our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at December 31, 2025 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At December 31, 2025, the total fair value of taxable municipal debt securities was $938 thousand. All of these available-for-sale municipal debt securities were rated AA and above at December 31, 2025. At December 31, 2024, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. All of these available-for-sale municipal debt securities were rated AA and above at December 31, 2024. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of December 31, 2025 and December 31, 2024.
The amortized cost, estimated fair value and weighted average yield of held-to-maturity and available-for-sale debt securities as of December 31, 2025 are presented below by contractual maturities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity			Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Due in one year or less	$—	$—	—%	$23	$23	5.36%
Due after one year through five years	—	—	—%	11,777	11,152	2.39%
Due after five years through ten years	37,796	35,423	2.20%	13,684	12,768	2.87%
Due after ten years	15,140	13,885	2.46%	211,707	210,947	4.48%
	$52,936	$49,308	2.27%	$237,191	$234,890	4.28%
(1)Weighted average yields are computed based on the amortized cost of the individual underlying securities.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of December 31, 2025, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$555	2.29%	$—	—%	$555	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	37,241	2.20%	15,140	2.46%	52,381	2.28%
Total	$—	—%	$—	—%	$37,796	2.20%	$15,140	2.46%	$52,936	2.27%

The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of December 31, 2025, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$23	5.36%	$5,570	1.71%	$8,111	2.75%	$147,312	4.54%	$161,016	4.34%
SBA securities	—	—%	2,610	4.89%	527	2.11%	679	4.89%	3,816	4.48%
U.S. Treasury	—	—%	2,472	0.95%	—	—%	—	—%	2,472	0.95%
U.S. Agency	—	—%	—	—%	1,793	2.05%	—	—%	1,793	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,899	4.85%	62,956	4.34%	64,855	4.36%
Taxable municipals	—	—%	500	5.24%	438	1.73%	—	—%	938	3.47%
Total	$23	5.36%	$11,152	2.39%	$12,768	2.87%	$210,947	4.48%	$234,890	4.28%

Loans Held for Sale
At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million SBA 7(a) loans and $17.3 million consumer solar loans transferred from loans held for investment. At December 31, 2024, loans held for sale totaled $17.2 million, consisting of $10.3 million SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment.
During the years ended December 31, 2025 and December 31, 2024, there were $17.3 million of consumer solar loans and $25.9 million of C&I loans, respectively, transferred from loans held for investment to loans held for sale.
At December 31, 2025 and December 31, 2024, the fair value of loans held for sale totaled $25.6 million and $17.9 million, respectively.
Loans Held for Investment
The composition of our loans held for investment at December 31, was as follows:

(dollars in thousands)	December 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Construction and land development	$138,894	4.6%	$227,325	7.2%
Real estate - other:
1-4 family residential	142,399	4.7%	164,401	5.2%
Multifamily residential	324,075	10.7%	243,993	7.8%
Commercial real estate and other	1,820,445	60.0%	1,767,727	56.3%
Commercial and industrial	605,859	20.0%	710,970	22.7%
Consumer	2,215	—%	24,749	0.8%
Loans(1)	3,033,887	100.0%	3,139,165	100.0%
Allowance for loan losses	(34,348)		(50,540)
Net loans	$2,999,539		$3,088,625
(1)Loans held for investment included net unearned fees of $2.8 million and $1.8 million and net unearned discounts of $31.3 million and $58.5 million at December 31, 2025 and 2024, respectively. We recognized $21.3 million and $12.3 million in interest accretion for net deferred loan fees and net discounts on acquired loans for the years ended December 31, 2025 and 2024, respectively.

Total loans held for investment were $3.03 billion, or 75.2% of total assets, at December 31, 2025, a decrease of $105.3 million from $3.14 billion, or 77.9% of total assets, at December 31, 2024. The decrease during the year ended December 31, 2025 was partly attributable to our derisking strategy by decreasing our exposure in the Sponsor Finance portfolio and criticized loans. During the year ended December 31, 2025, loan originations totaled $483.8 million, partially offset by net paydowns of $75.3 million, charge-offs of $10.4 million, transfer to loans held for sale of $19.8 million and payoffs and sales totaling $483.5 million.
Loans secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $22.4 million to $2.43 billion at December 31, 2025. The increase in loans secured by real estate was primarily driven by a $52.7 million increase in commercial real estate and other loans and a $80.1 million increase in multifamily residential loans, partially offset by an $88.4 million decrease in construction and land development loans and a $22.0 million decrease in 1-4 family residential loans.
Commercial and industrial loans were $605.9 million at December 31, 2025, a decrease of $105.1 million from $711.0 million at December 31, 2024. The decrease in commercial and industrial loans during the year ended December 31, 2025 was primarily attributable to payoffs of $157.4 million, of which $66.1 million was related to sponsor finance loan payoffs, net paydowns of $59.8 million, and charge-offs of $5.0 million, partially offset by originations of $117.1 million. Our commercial and industrial includes loans to non-depository financial institutions (“NDFIs”) totaling approximately $38.6 million and $51.9 million at December 31, 2025 and December 31, 2024, respectively.
Loan Maturities
The following table sets forth the amounts of gross loans, by maturity at December 31, 2025:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$100,625	$35,379	$2,890	$—	$138,894
Real estate - other:
1-4 family residential	21,205	35,745	50,536	34,913	142,399
Multifamily residential	79,196	127,052	99,337	18,490	324,075
Commercial real estate and other	135,334	753,157	858,452	73,502	1,820,445
Commercial and industrial	308,558	214,347	82,949	5	605,859
Consumer	1,510	704	—	1	2,215
	$646,428	$1,166,384	$1,094,164	$126,911	$3,033,887

The following table sets forth the amounts of gross loans, due after one year, presented by fixed or floating interest rates at December 31, 2025:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$8,221	$30,048	$38,269
Real estate - other:
1-4 family residential	16,035	105,159	121,194
Multifamily residential	157,983	86,896	244,879
Commercial real estate and other	729,391	955,720	1,685,111
Commercial and industrial	179,306	117,995	297,301
Consumer	649	56	705
	$1,091,585	$1,295,874	$2,387,459
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of non-performing assets. Approximately 59.4% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of December 31, 2025 as presented below:

(dollars in thousands)	December 31, 2025	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV(2)
Commercial real estate loans(1):
Industrial	$539,700	29.7%	$1,934	48%
Retail	274,900	15.1%	1,656	46%
Office	276,600	15.2%	2,129	51%
Hotel	174,700	9.6%	7,939	47%
Special purpose	117,300	6.4%	2,134	41%
Medical/dental office	105,800	5.8%	1,037	49%
Mixed use	100,200	5.5%	2,569	49%
Self storage	102,300	5.6%	6,015	47%
Other(3)	88,200	4.8%	2,593	55%
Restaurant	39,800	2.2%	1,284	44%
Total	$1,819,500	100.0%	$2,080	48%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on the current loan balance as of December 31, 2025, and collateral value at origination or renewal.
(3)Other includes gas station and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of December 31, 2025:

	December 31, 2025
(dollars in thousands)	Owner Occupied		Non-owner Occupied
Commercial real estate loans(1):	Balance	% of Total	Balance	% of Total
Retail	$45,400	6.8%	$229,500	20.0%
Industrial	323,100	48.2%	216,600	18.8%
Office	64,900	9.7%	211,700	18.4%
Hotel	—	—%	174,700	15.2%
Self storage	—	—%	102,300	8.9%
Mixed use	10,500	1.6%	89,700	7.8%
Medical/dental office	63,300	9.4%	42,500	3.7%
Special purpose	74,900	11.2%	42,400	3.7%
Restaurant	8,800	1.3%	31,000	2.7%
Other	79,200	11.8%	9,000	0.8%
Total	$670,100	100.0%	$1,149,400	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of December 31, 2025:

(dollars in thousands)	December 31, 2025	Weighted Average LTV(1)
Office and medical/dental office loans:
Up to $500	$21,200	44%
More than $500 through $2,000	91,300	47%
More than $2,000 through $5,000	93,700	52%
More than $5,000 through $10,000	70,700	53%
More than $10,000 through $20,000	60,700	48%
Greater than $20,000	44,800	58%
Total	$382,400	51%
(1)Weighted average LTV is based on the current loan balance as of December 31, 2025, and collateral value at origination or renewal.
Delinquent Loans
There were $14.7 million of past due loans still accruing at December 31, 2025, representing 0.49% of total loans held for investment, compared to 0.39% at December 31, 2024. Early stage delinquencies (accruing loans 30-89 days past due) of $14.7 million at December 31, 2025 increased $2.7 million from December 31, 2024, and the change was largely driven by the payment delay of a few isolated loans in diverse industry sectors. The increase during the year ended December 31, 2025 included an $8.0 million multifamily loan, a $5.8 million commercial real estate loan, and an $824 thousand C&I SBA 7(a) loan that became delinquent at December 31, 2025, partially offset by full charge-offs of a $1.1 million C&I loan and $168 thousand of consumer solar loans, a $4.5 million 1-4 family residential loan that was sold at par, a $1.7 million construction loan that was paid off, $4.2 million of loans that were brought current, and a $379 thousand C&I loan downgraded to nonaccrual.
In January 2026, the $8.0 million multifamily loan was repaid in full, the $5.8 million commercial real estate loan was downgraded to substandard, and the $824 thousand C&I SBA 7(a) loan was brought current.
There were no consumer solar loans that were over 90 days past due that were accruing interest at December 31, 2025.
A summary of past due loans, loans still accruing and nonaccrual loans as of December 31, 2025 and 2024 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	7,970	—	—	7,970	—
Commercial real estate and other	5,838	—	—	5,838	83
Commercial and industrial	845	53	—	898	2,195
Consumer	—	29	—	29	—
	$14,653	$82	$—	$14,735	$16,086

	Still Accruing
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$9,659
Real estate - other:
1-4 family residential	40	4,469	—	4,509	2,895
Multifamily residential	—	—	—	—	—
Commercial real estate and other	195	—	—	195	8,915
Commercial and industrial	1,866	1,113	—	2,979	4,917
Consumer	69	226	150	445	—
	$6,274	$5,808	$150	$12,232	$26,386
The following tables present the risk categories for total loans by class of loans as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2025
Construction and land development	$125,014	$—	$13,880	$138,894
Real estate - other:
1-4 family residential	139,732	—	2,667	142,399
Multifamily residential	316,105	7,970	—	324,075
Commercial real estate and other	1,760,143	45,160	15,142	1,820,445
Commercial and industrial	557,590	19,277	28,992	605,859
Consumer	2,215	—	—	2,215
	$2,900,799	$72,407	$60,681	$3,033,887

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2024
Construction and land development	$203,484	$12,431	$11,410	$227,325
Real estate - other:
1-4 family residential	157,037	—	7,364	164,401
Multifamily residential	240,207	3,786	—	243,993
Commercial real estate and other	1,710,050	36,026	21,651	1,767,727
Commercial and industrial	617,106	17,096	76,768	710,970
Consumer	24,344	—	405	24,749
	$2,952,228	$69,339	$117,598	$3,139,165
Special mention loans increased by $3.1 million during the year ended December 31, 2025 to $72.4 million at December 31, 2025. The increase in the special mention loans was due mostly to $75.6 million in downgrades from pass rated loans to special mention loans and $6.4 million in net advances, partially offset by $41.1 million in upgraded to pass rated loans, $21.3 million in downgraded to substandard loans, and $16.5 million in payoffs.
Substandard loans decreased by $56.9 million during the year ended December 31, 2025 to $60.7 million. The decrease in the substandard loans was due primarily to $69.4 million in payoffs and sales, $9.7 million in net paydowns, $6.3 million in charge-offs, and $19.4 million in upgrades to pass rated loans, partially offset by $26.7 million in downgrades from pass loans and $21.3 million in downgrades from special mention loans during the year ended December 31, 2025.
During the third quarter of 2025, the Company downgraded a $16.1 million commercial and industrial loan that was originated in April 2022 to substandard accruing from pass rating. The loan is secured by an original note backed by a commercial real estate property and is supported, in part, by a limited 50% guaranty. The downgrade was due in part, to ongoing third-party litigation against the guarantor. The loan was current on its payment obligations as of December 31, 2025. In conjunction with the downgrade, the Company subsequently recorded an assignment of trust deed on the associated collateral, which includes a single commercial real estate property located in Oxnard, California. This property serves as collateral for the loan and is not part of a pooled loan structure. Following internal review and current information available to us, the Company believes this trust deed represents a senior secured lien position and anticipates full recovery of the loan balance. This loan was classified as individually evaluated and no reserve was recorded as of December 31, 2025.
There were no loans classified as doubtful or loss loans at December 31, 2025 and 2024.
Loan Modifications
We had 19 loan modifications with borrowers that are experiencing financial difficulty that were modified as of December 31, 2025 totaling $54.4 million, of which $37.3 million of these loans are current and $8.0 million of a multifamily loan in early stage delinquency and fully repaid in January 2026. During the year ended December 31, 2025, we modified three owner occupied CRE loans that included a combination of partial payment delay and maturity date extension. We modified one non-owner occupied CRE loan that included term extension. We modified 15 C&I loans: eight that included term extensions, and five that included payment deferments. We modified one construction loan and one multifamily loan included a combination of maturity date extension and rate reduction. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition.
At December 31, 2024, we had six loan modifications with borrowers that are experiencing financial difficulty totaling $24.1 million, of which $2.0 million were past due. These loans included four PCD loans, one non-PCD loan and one non-acquired loan. During the year ended December 31, 2024, we modified one construction loan for term extension. We modified two C&I loans for term extension. The remaining three C&I loans were modified for term extension before the Merger.
Refer to Note 4 - Loans and Allowances for Credit Losses - Modified Loans to Borrowers Experiencing Financial Difficulty included in Item 8. Financial Statements of this annual report for more information regarding loan modifications.
Non-performing Assets
Non-performing assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.

The following table presents a summary of non-performing assets, along with corresponding non-performing asset ratios, as of December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Nonaccrual loans:
Construction and land development	$13,808	$9,659
Real estate - other:
1-4 family residential	—	2,895
Multifamily residential	—	—
Commercial real estate and other	83	8,915
Commercial and industrial	2,195	4,917
Total nonaccrual loans	16,086	26,386
Loans past due over 90 days or more and still on accrual	—	150
Total non-performing loans	16,086	26,536
Other real estate owned	—	4,083
Total non-performing assets	$16,086	$30,619

Allowance for loan losses to total loans	1.13%	1.61%
Nonaccrual loans to total loans	0.53%	0.84%
Allowance for loan losses to nonaccrual loans	213.5%	191.5%
Allowance for loan losses to non-performing loans	213.5%	190.5%
Non-performing assets to total assets	0.40%	0.76%
At December 31, 2025, nonaccrual loans were $16.1 million, compared to $26.4 million at December 31, 2024. The decrease included commercial real estate loans totaling $8.9 million that were sold and paid off, two C&I loans totaling $3.3 million that were paid off, a 1-4 family residential loan of $2.9 million upgraded to accrual status and a construction loan of $851 thousand that was paid down, partially offset by downgrades totaling $5.8 million to nonaccrual during the year ended December 31, 2025. At December 31, 2024, non-performing assets included OREO, net of $4.1 million which was sold in the second quarter of 2025, resulting in an $862 thousand loss.
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
Accrued interest receivable on loans receivable, net, totaled $9.8 million and $11.7 million at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(dollars in thousands)	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$50,540	$3,103	$53,643	$22,569	$933	$23,502
Initial allowance for acquired PCD loans	—	—	—	11,216	—	11,216
Provision for (reversal of) credit losses(1)(2)	(7,825)	(998)	(8,823)	19,520	2,170	21,690
Charge-offs	(10,490)	—	(10,490)	(2,774)	—	(2,774)
Recoveries	2,123	—	2,123	9	—	9
Net charge-offs	(8,367)	—	(8,367)	(2,765)	—	(2,765)
Balance, end of period	$34,348	$2,105	$36,453	$50,540	$3,103	$53,643
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2025 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the year ended December 31, 2024. There was no similar activity in the comparable 2025 period.
The following table presents a summary of the ALL by portfolio segment, along with the corresponding percentage of each segment to total loans as of the periods indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Construction and land development	$1,204	4.6%	$1,953	7.2%
Real estate - other:
1-4 family residential	943	4.7%	2,375	5.2%
Multifamily residential	2,031	10.7%	1,560	7.8%
Commercial real estate and other	21,616	60.0%	25,464	56.3%
Commercial and industrial	8,544	20.0%	18,056	22.7%
Consumer	10	—%	1,132	0.8%
	$34,348	100.0%	$50,540	100.0%
On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At December 31, 2025, we used a probability-weighted two-scenario forecast, representing a base-case scenario and one downside scenario (“S2”), to estimate the ACL. We also updated the scenario weightings and assigned 80% to the base-case scenario and 20% to the downside scenario based on the FOMC lowering the federal funds rate by 25 basis points in the December 2025 meeting and a total of 75 bps in 2025, to achieve maximum employment and return inflation to its 2% objective. Uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. Short-term rates are likely to decline due to the Fed’s increased focus on employment and potential monetary easing, while the long-term rates may remain evaluated due to persistent inflation and policy uncertainty. The use of two weighted scenarios is consistent with the methodology used in our ACL model at December 31, 2025 and December 31, 2024. Refer to Note 4 - Loans and Allowances for Credit Losses - Allowance for Credit Losses - Loans included in Item 8. Financial Statements of this annual report for more information.
We used economic forecasts released by Moody’s Analytics in the third week of December 2025 to update our ACL calculations for December 31, 2025. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision, and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $34.3 million at December 31, 2025, compared to $50.5 million at December 31, 2024. The $16.2 million decrease in the ALL during the year ended December 31, 2025 was driven by a number of factors, including net charge-offs of $8.4 million resulting from our continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. Other factors that decreased the ALL included changes in qualitative risk factors that decreased the ALL by $4.0 million, decreases in classified loans decreased the ALL by $11.4 million, and changes in the loans held for investment volume and mix decreased the ALL by $1.8 million, partially offset by $955 thousand changes in the reasonable and supportable forecast, primarily related to the economic outlook, the scenario weightings, and a $373 thousand increase in reserve for individually evaluated loans.
At December 31, 2025, our ratio of ALL to total loans held for investment was 1.13%, a decrease from 1.61% at December 31, 2024.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $6.9 million, or an additional 23 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2025.

The following table presents net charge-offs, average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$194,492	—%	$(967)	$235,192	(0.41)%
Real estate - other:
1-4 family residential	—	144,686	—%	—	149,365	—%
Multifamily residential	—	267,063	—%	(1,457)	216,301	(0.67)%
Commercial real estate and other	(1,734)	1,739,357	(0.10)%	(51)	1,330,582	—%
Commercial and industrial	(3,182)	638,172	(0.50)%	(52)	500,123	(0.01)%
Consumer	(3,451)	29,835	(11.57)%	(238)	11,175	(2.13)%
	$(8,367)	$3,013,605	(0.28)%	$(2,765)	$2,442,738	(0.11)%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments totaled $2.1 million and $3.1 million at December 31, 2025 and 2024, respectively. The change in the allowance for off-balance sheet commitments between periods was the result of a $998 thousand reversal of provision for credit losses on unfunded loan commitments from lower unfunded loan commitment balances at December 31, 2025, coupled with lower loss rates used to estimate the ACL on unfunded commitments. Total unfunded loan commitments decreased $38.9 million to $886.4 million at December 31, 2025, from $925.3 million at December 31, 2024.
Servicing Asset and Loan Servicing Portfolio
We sell loans in the secondary market and, for certain loans, retain the servicing responsibility. The loans serviced for others were accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. We receive servicing fees ranging from 0.25% to 1.00% for the services provided over the life of the loan; the servicing asset is initially recognized at fair value based on the present value of the estimated future net servicing income, incorporating assumptions that market participants would use in their estimates of fair value. The risks inherent in the SBA servicing asset relate primarily to changes in prepayments that result from shifts in interest rates and a reduction in the estimated future cash flows. The servicing asset activity includes additions from loan sales with servicing retained and acquired servicing rights and reductions from amortization as the serviced loans are repaid and servicing fees are earned. Loans serviced for others totaled $113.5 million and $138.0 million at December 31, 2025 and 2024, respectively. This includes SBA loans serviced for others of $35.6 million and $33.2 million at December 31, 2025 and 2024, respectively, for which there was a related servicing asset of $346 thousand and $344 thousand, respectively. The fair value of the servicing asset approximated its carrying value at December 31, 2025 and 2024. Consideration for each SBA loan sale includes the cash received and the fair value of the related servicing asset. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2025 included a weighted average discount rate of 12.0% and a weighted average prepayment speed assumption of 19.9%. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2024 included a weighted average discount rate of 14.3% and a weighted average prepayment speed assumption of 20.5%.
Goodwill and Intangible Assets
Goodwill totaled $110.9 million and $111.8 million at December 31, 2025 and 2024, respectively. In 2025, we recorded adjustments related to the Merger resulting in a decrease to goodwill of $853 thousand within the one-year measurement period subsequent to the Merger Date. These net of tax adjustments included a true-up of the acquired low-income housing tax credit investments, recoveries on acquired PCD loans previously charged-off prior to the Merger, and deferred tax adjustment related to CALB state net operating losses that cannot be utilized post-merger. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At December 31, 2025, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.
Intangible assets totaled $18.5 million and $22.3 million at December 31, 2025 and 2024, respectively, and was comprised of the following:

(dollars in thousands)	December 31, 2025	December 31, 2024
Core deposit intangible	$18,392	$22,033
Trade name	88	238
Intangible assets, net	$18,480	$22,271
The $3.8 million decrease in the intangible assets between periods was the result of amortization during the period. At December 31, 2025, the intangible assets had a weighted average remaining amortization period of 8.4 years.
Refer to Note 2 - Business Combinations and Note 8 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates as of December 31, 2025:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate(1)	Amount	Percentage of Total Deposits	Spot Rate(1)
Noninterest-bearing demand(2)	$1,178,256	35.0%	0.0%	$1,257,007	37.0%	0.0%
Interest-bearing NOW accounts(3)	840,593	24.9%	1.7%	673,589	19.8%	1.9%
Money market and savings accounts(4)	1,223,486	36.3%	2.3%	1,182,927	34.8%	2.7%
Time deposits(5)	124,487	3.7%	3.4%	164,101	4.8%	4.0%
Broker time deposits	3,759	0.1%	0.4%	121,136	3.6%	4.9%
Total deposits	$3,370,581	100.0%	1.4%	$3,398,760	100.0%	1.7%
(1)Weighted average interest rates at December 31, 2025 and 2024.
(2)Included reciprocal deposit products of zero and $76.6 million at December 31, 2025 and 2024, respectively.
(3)Included reciprocal deposit products of $696.5 million and $536.0 million at December 31, 2025 and 2024, respectively.
(4)Included reciprocal deposit products of $1.7 million and $76.5 million at December 31, 2025 and 2024, respectively.
(5)Included CDARS deposits of $45.4 million and $65.4 million at December 31, 2025 and 2024, respectively.

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
Our total reciprocal deposits decreased to $743.6 million, or 22.1% of total deposits and 21.6% of the Bank’s total liabilities at December 31, 2025, compared to $754.4 million, or 22.2% of total deposits and 21.8% of the Bank’s total liabilities at December 31, 2024. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were within the Bank's internal policy limit.
Total deposits were $3.37 billion at December 31, 2025, a decrease of $28.2 million from $3.40 billion at December 31, 2024. During the year ended December 31, 2025, there was a $78.8 million decrease in noninterest-bearing demand deposits, a $117.4 million decrease in brokered time deposits, a $20.0 million decrease in CDARS time deposits and a $19.6 million decrease in customers time deposits, offset by $167.0 million increase in interest-bearing NOW accounts, and a $40.6 million increase in money market and savings accounts.
The increase in interest-bearing NOW accounts was primarily driven by a $160.6 million increase in ICS deposits.
At December 31, 2025, noninterest-bearing demand deposits totaled $1.18 billion and represented 35.0% of total deposits, compared to $1.26 billion or 37.0% at December 31, 2024. At December 31, 2025 and 2024, total deposits exceeding FDIC deposit insured limits were $1.66 billion, or 49% of total deposits and $1.56 billion, or 46% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,212,810	—%	$893,586	—%
Interest-bearing NOW accounts	811,050	1.86%	492,140	2.16%
Money market and savings accounts	1,184,863	2.61%	910,426	2.93%
Time deposits	165,270	3.76%	324,249	4.76%
Total deposits	$3,373,993	1.55%	$2,620,401	2.01%
The decrease in the weighted average rate on deposits was primarily due to the repricing of deposits in a lower interest rate environment and peer bank deposit competition during the year ended December 31, 2025.

The following table sets forth the maturities of time deposits at December 31, 2025:

	December 31, 2025
(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less	$52,248	$3,807	$6,698	$423	$63,176
Time deposits in amounts over $250,000(1)	33,430	16,440	14,272	928	65,070
Total time deposits	$85,678	$20,247	$20,970	$1,351	$128,246
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings decreased $35.9 million to $33.8 million at December 31, 2025 from $69.7 million at December 31, 2024. The decrease was attributable to the redemption of all $18.0 million of our 5.50% fixed-to-floating rate subordinated debt due in 2030 at par value during the second quarter of 2025 and all $20.0 million of our 5.00% fixed-to-floating rate subordinated debt due in 2030 at par value during the third quarter of 2025.
At December 31, 2025, we had outstanding $35.0 million of 3.50% fixed-to-floating rate subordinated debt due in 2031, assumed in connection with the Merger. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at our option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At December 31, 2025 and 2024, the net unamortized fair value discount was $1.2 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets (refer to Note 10 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this annual report).
A summary of outstanding borrowings, and related information, as of December 31 follows:

(dollars in thousands)	2025	2024
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, during the year	$7	$19,543
Weighted average interest rate, during the year	—%	5.64%
Maximum amount outstanding at any month-end during the year	$—	$70,000
Subordinated Debt
Outstanding balance	$35,000	$73,000
Carrying value(1)	$33,832	$69,725
Weighted average interest rate, end of period	3.50%	4.40%
Average balance outstanding, during the year(2)	$55,843	$39,479
Weighted average interest rate, during the year(3)	8.29%	7.47%
Maximum amount outstanding at any month-end during the year	$73,000	$73,000
(1)Amount includes net unamortized issuance costs and fair value adjustments.
(2)Average balance outstanding includes average net unamortized issuance costs and average fair value adjustments for the periods presented.
(3)Weighted average interest rate includes issuance costs and fair value adjustments during the periods presented.

Shareholders’ Equity
Total shareholders’ equity was $576.6 million at December 31, 2025, compared to $511.8 million at December 31, 2024. The $64.8 million increase between periods was primarily due to net income of $63.1 million, a decrease in net of tax of unrealized losses on debt securities available-for-sale of $5.0 million, stock-based compensation expense of $5.8 million, and stock options exercised of $132 thousand, partially offset by the repurchase of common stock in settlement of restricted stock units of $2.7 million, common stock dividends of $3.3 million and the repurchase of shares of common stock under our share repurchase plan of $3.4 million.
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
There were 211,928 shares repurchased at a weighted average market price of $16.37 and a total cost of $3.4 million under this share repurchase plan during the year ended December 31, 2025. There were no shares repurchased under this repurchase plan during the year ended December 31, 2024.
Tangible book value per common share at December 31, 2025 was $13.79, compared with $11.71 at December 31, 2024. The $2.08 increase in tangible book value per common share during the year ended December 31, 2025 was primarily the result of net income during the period, other comprehensive income related to changes in unrealized losses, net of taxes on available-for-sale debt securities, and the impact of share-based compensation activity, partially offset by repurchases of common stock under our share repurchase plan and share-based compensation plans and dividends on common stock. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
Prior to the Merger, the holding company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, was not subject to consolidated capital rules at the bank holding company level. Beginning in the third quarter of 2024, the holding company became subject to the consolidated capital rules at the bank holding company level. The Company’s leverage capital ratio and total risk-based capital ratio were 11.27% and 14.86%, respectively, at December 31, 2025. The Bank’s leverage capital ratio and total risk-based capital ratio were 11.57% and 14.24%, respectively, at December 31, 2025.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (liquid assets, including federal funds sold, short term interest-bearing due from banks, fully disbursed loans held for sale, and available-for-sale debt securities not pledged as collateral expressed as a percentage of total deposits and short term debt) above approximately 10.0%. Our total liquidity ratios were 16.9% at December 31, 2025 and 15.7% at December 31, 2024. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this annual report.
California Bank of Commerce, N.A.
The Bank’s primary sources of liquidity are derived from deposits from customers, principal and interest payments on loans and debt securities, FHLB advances and other borrowings. The Bank’s primary uses of liquidity include customer withdrawals of deposits, extensions of credit to borrowers, operating expenses, repayment of FHLB advances and other borrowings and dividends to the holding company. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $60.0 million in dividends to the holding company during 2025.
At December 31, 2025, we had a secured line of credit of $814.3 million from the FHLB, of which $749.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2025, we had pledged qualifying loans with an unpaid principal balance of $1.44 billion for this line. In addition, at December 31, 2025, we used $65.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at December 31, 2025.
At December 31, 2025, we had credit availability of $327.8 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2025, we had pledged our held-to-maturity debt securities with an amortized cost of $52.9 million and qualifying loans with an unpaid principal balance of $351.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $27.6 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at December 31, 2025.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million at December 31, 2025. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2025 and 2024.
The Bank’s total available borrowing capacity was $1.17 billion at December 31, 2025. Additionally, the Bank had unpledged liquid securities at fair value of approximately $192.6 million and cash and cash equivalents of $398.3 million at December 31, 2025.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. Our ability to declare dividends to shareholders and repurchase our common stock depends upon cash on hand and dividends from the Bank. During the year ended December 31, 2025, we paid $3.25 million in dividends to our common stockholders. At December 31, 2025 and 2024, the cash and due from banks was $21.4 million and $4.1 million, respectively.
The Company also assumed in the Merger an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At December 31, 2025 and 2024, the net unamortized fair value discount was $1.2 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of income. At December 31, 2025, the Company was in compliance with all covenants and terms of these notes.
At December 31, 2025, consolidated cash and cash equivalents totaled $399.9 million, an increase of $11.8 million from $388.2 million at December 31, 2024. The increase in cash and cash equivalents is the result of $57.3 million in net cash provided by operating cash flows, $29.8 million net cash provided by investing cash flows and $75.3 million of net cash flows used in financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $57.3 million for the year ended December 31, 2025, compared to $50.3 million for the same 2024 period. The $7.0 million increase was primarily due to a higher net income generated during the year ended December 31, 2025, adjusted for a $11.9 million increase in deferred income taxes, a $1.9 million increase in other intangible amortization resulting from the Merger, and a $160 thousand increase in net cash provided by sales of loans held for sale, net of originations, partially offset by a $9.0 million decrease in accretion of net discount and deferred loan fees, a $422 thousand decrease in stock-based compensation, a $3.9 million decrease in loss on sale of OREO, a $17.8 million decrease in other items, net, and a $30.5 million decrease in provision of credit losses.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash provided by investing activities was $29.8 million for the year ended December 31, 2025, compared to $524.7 million for the same 2024 period. The $494.9 million decrease in cash provided by investing activities was primarily due to a decrease in cash acquired of $336.3 million from the Merger, a decrease in debt securities, restricted stocks and other equity purchases of $123.2 million and a decrease in proceeds from sales of OREO of $6.9 million, partially offset by an decrease in net loan repayments and proceeds from the sale of loans held for investment of $46.5 million and an increase in proceeds from debt securities maturities and paydowns of $7.5 million.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares, dividends on common stock and cash flows from share-based compensation arrangements. Net cash used in financing activities was $75.3 million for the year ended December 31, 2025, compared to $273.6 million for the same 2024 period. The $198.3 million increase in financing cash flows was primarily due to a $159.4 million net increase in deposit cash flows and a $85.0 million decrease in net repayment activity on overnight FHLB advances, partially offset by $38.0 million related to the redemption of subordinated debt at par value and $0.7 million related to repurchase of common shares under the authorized share repurchase plan and settlement of restricted stock units under share-based compensation plans.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2025.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of December 31, 2025:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$547,838	$242,284	$39,316	$48,087	$877,525
Letters of credit issued to customers	21,800	610	646	533	23,589
Total commitments	$569,638	$242,894	$39,962	$48,620	$901,114

Subordinated debt(1)	$—	$—	$—	$35,000	$35,000
Certificates of deposit	126,895	1,225	126	—	128,246
Lease obligations	3,685	7,522	5,133	2,596	18,936
Total contractual obligations	$130,580	$8,747	$5,259	$37,596	$182,182
(1)Amounts exclude net unamortized fair value adjustments.
At December 31, 2025 and 2024, we also had unfunded commitments of $7.9 million and $5.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,418,182 were issued and outstanding as of December 31, 2025. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of December 31, 2025.
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

In order for a holding company and bank to be considered “adequately capitalized” the Company is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at December 31, 2025. At December 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements.
As of December 31, 2025, the Company and the Bank continued to exceed the regulatory capital minimum requirements, and the Bank continued to exceed the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of December 31, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which each is subject.

The following table sets forth the Company’s and the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$519,772	14.86%	$279,836	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	451,511	12.91%	209,877	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	451,511	12.91%	157,408	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	451,511	11.27%	160,304	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$497,919	14.24%	$279,707	8.0%	$349,634	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	463,490	13.26%	209,780	6.0%	279,707	8.0%
CET1 Capital (to Risk-Weighted Assets)	463,490	13.26%	157,335	4.5%	227,262	6.5%
Tier 1 Capital (to Average Assets)	463,490	11.57%	160,210	4.0%	200,262	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	385,354	10.60%	218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	385,354	10.60%	163,630	4.5%	N/A	N/A

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	385,354	9.53%	161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%
Refer to Note 17 - Regulatory Matters of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information regarding regulatory capital.
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
During the years ended December 31, 2025, and 2024, dividends paid by the Bank to the Company were $60.0 million and zero, respectively.
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
On December 4, 2025, we declared our first quarterly cash dividend of $0.10 per share on our common stock. During the years ended December 31, 2025 and 2024, there were $3.3 million and no dividends declared to shareholders by the Company, respectively.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at December 31, 2025:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
December 31, 2025
+300bps	$635.0	$45.2	7.7%	$165.7	$1.2	0.7%
+200bps	626.1	36.3	6.2%	165.6	1.0	0.6%
+100bps	611.9	22.1	3.7%	165.1	0.6	0.3%
Base case	589.8			164.6
-100bps	557.2	(32.6)	(5.5)%	161.0	(3.5)	(2.2)%
-200bps	512.5	(77.3)	(13.1)%	155.5	(9.1)	(5.5)%
-300bps	454.5	(135.3)	(22.9)%	154.7	(9.9)	(6.0)%

December 31, 2024
+300bps	$635.2	$40.3	6.8%	$179.8	$3.5	2.0%
+200bps	627.6	32.7	5.5%	178.9	2.6	1.5%
+100bps	615.0	20.1	3.4%	177.7	1.5	0.8%
Base case	594.9			176.2
-100bps	566.6	(28.3)	(4.8)%	172.7	(3.5)	(2.0)%
-200bps	527.0	(67.9)	(11.4)%	168.6	(7.6)	(4.3)%
-300bps	475.2	(119.7)	(20.1)%	163.4	(12.8)	(7.3)%
The modeled NII results at December 31, 2025 and 2024 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at December 31, 2025 and 2024, our NII results indicated there would be a minimal to modest increase in the net interest income in all rates-up scenarios. The changes in NII in a rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at December 31, 2025 and 2024 indicate we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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

Item 8. Financial Statements and Supplementary Data

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS (RSM US LLP, Los Angeles, California - Auditor Firm ID: 49)	91

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	92
Consolidated Statements of Income	93
Consolidated Statements of Comprehensive Income	94
Consolidated Statements of Changes in Shareholders’ Equity	95
Consolidated Statements of Cash Flows	96
Notes to Consolidated Financial Statements	98

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of California BanCorp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of California BanCorp and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas
March 13, 2026

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(dollars in thousands, except share data)

	December 31
	2025	2024
ASSETS
Cash and due from banks	$52,013	$60,471
Federal funds and interest-bearing balances	347,900	327,691
Total cash and cash equivalents	399,913	388,162
Debt securities available for sale, at fair value (amortized cost of $237,191 and $151,429 at December 31, 2025 and 2024, respectively)	234,890	142,001
Debt securities held to maturity, at amortized cost, net of allowance of $0 for both periods (fair value of $49,308 and $47,823 at December 31, 2025 and 2024, respectively)	52,936	53,280
Loans held for sale, at lower of cost or fair value	25,105	17,180
Loans held for investment	3,033,887	3,139,165
Allowance for credit losses on loans	(34,348)	(50,540)
Loans held for investment, net	2,999,539	3,088,625
Restricted stock, at cost	30,932	30,829
Premises and equipment, net	12,116	13,595
Right-of-use asset	15,094	14,350
Other real estate owned, net	—	4,083
Goodwill	110,934	111,787
Intangible assets, net	18,480	22,271
Bank owned life insurance	67,367	66,636
Deferred taxes assets, net	29,041	43,127
Accrued interest and other assets	37,039	35,728
Total assets	$4,033,386	$4,031,654
LIABILITIES
Noninterest-bearing demand	$1,178,256	$1,257,007
Interest-bearing NOW accounts	840,593	673,589
Money market and savings accounts	1,223,486	1,182,927
Time deposits	128,246	285,237
Total deposits	3,370,581	3,398,760
Borrowings	33,832	69,725
Operating lease liability	18,936	18,310
Accrued interest and other liabilities	33,451	33,023
Total liabilities	3,456,800	3,519,818
Commitments and contingencies (Notes 4 and 14)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,418,182 and 32,265,935 at December 31, 2025 and 2024, respectively	442,394	442,469
Retained earnings	135,813	76,008
Accumulated other comprehensive loss, net of taxes	(1,621)	(6,641)
Total shareholders’ equity	576,586	511,836
Total liabilities and shareholders’ equity	$4,033,386	$4,031,654
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025 and 2024
(dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$195,913	$159,960
Interest on debt securities	7,820	5,827
Interest on tax-exempted debt securities	1,209	1,223
Interest on deposits at other financial institutions	18,702	11,011
Interest and dividends on other interest-earning assets	2,336	1,777
Total interest and dividend income	225,980	179,798
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	46,041	37,329
Interest on time deposits	6,219	15,432
Interest on borrowings	4,628	4,053
Total interest expense	56,888	56,814
Net interest income	169,092	122,984
(Reversal of) provision for credit losses	(8,823)	21,690
Net interest income after (reversal of) provision for credit losses	177,915	101,294
NONINTEREST INCOME
Service charges and fees on deposit accounts	3,170	2,106
Interchange and ATM income	1,400	1,034
Gain (loss) on sale of loans	577	(672)
Income from bank owned life insurance	2,336	1,748
Servicing and related income on loans, net	453	307
Loss on sale and disposal of fixed assets	(1)	(19)
Other charges and fees	3,150	256
Total noninterest income	11,085	4,760
NONINTEREST EXPENSE
Salaries and employee benefits	62,288	49,845
Occupancy and equipment	8,601	7,242
Data processing and communications	7,608	5,832
Legal, audit and professional	3,646	2,559
Regulatory assessments	2,282	1,714
Director and shareholder expenses	1,463	1,410
Merger and related expenses	—	16,288
Intangible asset amortization	3,791	1,877
Litigation settlements, net	2,035	—
Other real estate owned expenses	924	5,246
Other expenses	8,405	5,778
Total noninterest expense	101,043	97,791
Income before income taxes	87,957	8,263
Income tax expense	24,899	2,830
Net income	$63,058	$5,433
Earnings per share:
Basic	$1.95	$0.22
Diluted	$1.93	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025 and 2024
(dollars in thousands)

	Year Ended December 31,
	2025	2024
Net income	$63,058	$5,433

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities:
Change in net unrealized gain (loss)	7,127	(3,097)
	7,127	(3,097)
Income tax expense (benefit):
Change in net unrealized gain (loss)	2,107	(915)
	2,107	(915)
Total other comprehensive income (loss), net of tax	5,020	(2,182)
Total comprehensive income, net of tax	$68,078	$3,251

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2025 and 2024
(dollars in thousands, except share data)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	18,369,115	222,036	70,575	(4,459)	288,152
Stock-based compensation	—	6,244	—	—	6,244
Issuance of common stock in business combination(1)	13,497,091	214,380	—	—	214,380
Stock options exercised	112,275	950	—	—	950
Restricted stock units vested(2)	430,179	825	—	—	825
Repurchase of shares in settlement of restricted stock units	(142,725)	(1,966)	—	—	(1,966)
Net income	—	—	5,433	—	5,433
Other comprehensive loss	—	—	—	(2,182)	(2,182)
Balance at December 31, 2024	32,265,935	442,469	76,008	(6,641)	511,836
Stock-based compensation	—	5,822	—	—	5,822
Stock options exercised	18,013	132	—	—	132
Restricted stock units vested	503,406	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(157,244)	(2,663)	—	—	(2,663)
Common stock repurchased under authorized stock repurchase program	(211,928)	(3,366)			(3,366)
Common stock dividends	—	—	(3,253)	—	(3,253)
Net income	—	—	63,058	—	63,058
Other comprehensive income	—	—	—	5,020	5,020
Balance at December 31, 2025	32,418,182	$442,394	$135,813	$(1,621)	$576,586
(1)Includes $1.3 million related to replacement awards granted in connection with the business combination (Refer to Note 2 - Business Combinations).
(2)Related to the acceleration of 123,123 replacement awards issued in connection with the business combination for non-continuing directors, executives and employees (Refer to Note 2 - Business Combinations).
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025 and 2024
(dollars in thousands)

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$63,058	$5,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,824	1,759
Core deposit intangible amortization	3,791	1,877
Accretion of net discounts and deferred loan fees	(21,273)	(12,313)
Amortization of discounts of debt securities	(1,450)	(939)
(Gain) loss on sale of loans	(577)	680
Loss on sale and disposal of fixed assets	1	19
Loans originated for sale	(8,955)	(6,324)
Proceeds from sales of and principal collected on loans held for sale	9,569	6,778
(Reversal of) provision for credit losses	(8,823)	21,690
Deferred income tax expense (benefit)	11,482	(426)
Impairment charges of right-of-use assets	—	78
Stock-based compensation	5,822	6,244
Income from bank owned life insurance	(2,336)	(1,748)
Loss on sale of other real estate owned	862	4,783
Valuation allowance on other real estate owned	—	614
Net decrease in other items	4,295	22,087
Net cash provided by operating activities	57,290	50,292

INVESTING ACTIVITIES
Net cash acquired in business combination	—	336,298
Proceeds from bank owned life insurance death benefits	1,572	—
Proceeds from sale of debt securities available for sale	—	3,400
Proceeds from maturities and paydowns of debt securities available for sale	38,396	27,528
Purchases of debt securities available for sale	(122,364)	(2,041)
Purchases of debt securities held to maturity	—	—
Purchases of restricted stock	(103)	(8,914)
Net (contributions) distributions of stock investments	(680)	2,217
Net repayment of loans	98,357	81,549
Proceeds from sale of loans held for investment	13,500	76,843
Proceeds from sale of other real estate owned	1,421	8,327
Purchases of premises and equipment	(346)	(552)
Net cash provided by investing activities	29,753	524,655

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2025 and 2024
(dollars in thousands)

	Year Ended December 31,
	2025	2024
FINANCING ACTIVITIES
Net decrease in deposits	(28,142)	(187,562)
Repayment of Federal Home Loan Bank advances	—	(85,000)
Repayment of other borrowings	(38,000)	—
Proceeds from exercise of stock options	132	950
Repurchase of shares in settlement of restricted stock units	(2,663)	(1,966)
Repurchase of common stock under authorized stock repurchase program	(3,366)	—
Common stock dividends	(3,253)	—
Net cash used in financing activities	(75,292)	(273,578)

Net change in cash and cash equivalents	11,751	301,369
Cash and cash equivalents at beginning of year	388,162	86,793
Cash and cash equivalents at end of year	$399,913	$388,162

Supplemental Disclosures of Cash Flow Information:
Interest paid	$58,481	$52,093
Taxes paid (Note 11)	9,779	2,886
Lease liability arising from obtaining right-of-use assets	4,796	105
Loans transferred from loans held for investment to loans held for sale	17,300	25,900
Loans transferred from loans held for investment to other real estate owned	—	17,701
Loan to facilitate sale of other real estate owned	1,800	—
Liabilities assumed in business combination (Note 2):
Fair value of net assets acquired	$—	$1,938,700
Fair value of stock and equity award consideration	—	215,205
Cash consideration	—	(1,433)
Liabilities assumed	$—	$1,722,062
Goodwill measurement period adjustments	$(853)	$(728)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small- to medium-sized businesses through its 14 branch offices and 11 commercial banking offices serving California. Many of the banking offices have been acquired through acquisitions.

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

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

Operating Segments

We operate one reportable segment — commercial banking. The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Company’s CODM is a role shared by three executive officers, the Chairman and Chief Executive Officer, President of the Company and Bank, and Chief Financial Officer of the Company and Chief Strategy Officer of the Bank. The Company’s CODM monitors revenue streams and other information regarding the products and services offered through the Company’s banking operations. The information provided to the CODM is presented on an aggregated single segment level basis, which is consistent with the accompanying consolidated financial statements presented in this Annual Report on Form 10-K. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and comparing budgeted to actual results in assessing operating results and in allocating resources, with profitability only determined at a single segment level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis, coupled with the monitoring of budgeted to actual results, is used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues from the Company's operations. Interest expense, provisions for credit losses, salaries and benefits, and occupancy expenses represent the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying consolidated statements of income presented in this Annual Report on Form 10-K. All of the Company’s operations are domestic. The Company’s assets are reflected in the accompanying consolidated balance sheet as “total assets.”

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, and federal funds sold and interest-bearing balances with other financial institutions represent primarily cash held at the Federal Reserve Bank of San Francisco and an FDIC insured bank. The Board of Governors of the Federal Reserve System (“Federal Reserve”) has cash reserve requirements for depository institutions based on the amount of deposits held. At December 31, 2025, the Bank had no required cash balance held by the Federal Reserve. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.
Debt Securities
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities classified as held-to-maturity securities are carried at amortized cost. Debt securities classified as “available-for-sale” may be sold prior to maturity

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Allowance for Credit Losses — Held-to-Maturity Debt Securities
An ACL is established for losses on held-to-maturity debt securities at the time of purchase or designation and is updated each period to reflect management’s expectations of CECL as of the date of the consolidated balance sheets. The ACL is estimated collectively for groups of debt securities with similar risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. For debt securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such debt securities were municipal securities, and historically have had limited credit loss experience. The Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on held-to-maturity debt securities are recorded as a component of the (reversal of ) provision for credit losses in the consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a held-to-maturity debt security is confirmed.
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
Restricted Stock
The Bank is a member of the Federal Home Loan Bank (”FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. In addition, the

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Bank is a member of its regional Federal Reserve. FHLB and Federal Reserve stock are carried at cost, classified as a restricted stock, at cost, in the consolidated balance sheets and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as interest and dividends on other interest-earning assets in the accompanying consolidated statements of income. There was no impairment of FHLB and Federal Reserve stock during 2025 and 2024.
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

Loans Held for Sale
Loans held for sale are primarily comprised of SBA 7(a) loans originated and intended for sale in the secondary market. These loans are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA 7(a) loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA 7(a) loans are included in gain (loss) on sale of loans in the accompanying consolidated statements of income.
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
December 31, 2025 and 2024
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
The Company’s loan portfolio consists of the following segments, based on regulatory call codes and related risk ratings:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Consumer loans consist of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Also included in our consumer loan portfolio were consumer solar panel loans that were acquired as part of the merger with CALB. At December 31, 2025, the consumer solar panel loans were transferred to loans held for sale at fair value. They consist of residential solar panel loans to consumers with an average individual term ranging from 10 to 20 years and are primarily collateralized by the related equipment. These loans were originated and serviced by unaffiliated third parties. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. The Company’s installment loans typically amortize over periods up to 5 years. Although the Company typically requires monthly payments of interest and a portion of the principal on its loan products, the Company will offer consumer loans with a single

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Allowance for Credit Losses — Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for credit losses for off-balance sheet commitments, which totaled $2.1 million and $3.1 million at December 31, 2025 and 2024, respectively. Management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. Provision for credit losses for off-balance sheet commitments is included in provision for credit losses in the consolidated statements of income and added to the allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in the consolidated balance sheets.
Loan Modifications, Refinancings and Restructurings
Prior to the adoption of ASU 2022-02, a loan was classified as a TDR when the Company granted a concession to a borrower experiencing financial difficulties that it otherwise would not consider under

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Other Real Estate Owned (“OREO”)
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Employee Benefit Plans
The Company has a retirement savings 401(k) plan in which substantially all employees may participate. Pursuant to the Company’s safe harbor election, matching contributions up to 4.0% of salary are made to the plan. Total contribution expense for the plan was $1.5 million in 2025 and $950 thousand in 2024 and is included in salaries and employee benefits expense in the consolidated statements of income. Deferred compensation and supplemental retirement plan expense is recognized over the years of service.
Compensated Absences
Employees of the Company are generally entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay, which is included in accrued interest and other liabilities in the consolidated balance sheets was $2.2 million and $2.0 million at December 31, 2025 and 2024, respectively.
Advertising Costs
The Company expenses the costs of advertising in the period incurred. Advertising costs were $969 thousand and $597 thousand for the years ended December 31, 2025 and 2024, respectively and are included in other expenses in the consolidated statements of income.
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
Comprehensive Income
Changes in unrealized gains and losses, net of tax on available-for-sale securities is the only component of other comprehensive income (loss) for the Company. There were no amounts reclassified out of other comprehensive income (loss) relating to realized losses on sales of securities for the years ended December 31, 2025 and 2024, respectively.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized but tested for impairment no less than annually or when circumstances arise indicating impairment may have occurred. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated balance sheets. The determination of whether impairment has occurred, includes the considerations of a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to net income. The Company has selected to perform its annual impairment test in the fourth quarter of each fiscal year. There was no impairment recognized related to goodwill for the years ended December 31, 2025 and 2024.
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
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and the amount or range of loss can be reasonably estimated. During the year ended December 31, 2025, the Company recorded litigation settlements of $2.0 million related to employment litigation matters, which is reflected as litigation

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
settlement, net in the accompanying consolidated statements of income. The amount reflects a $5.4 million gross settlement recorded in the accrued interest and other liabilities on the Company’s consolidated balance sheet at December 31, 2025 were presented net of $3.4 million of insurance reimbursements. Both the settlement payments and insurance reimbursements paid and collected in February 2026. Management does not believe there are any other such matters that will have a material effect on the consolidated financial statements at December 31, 2025.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

Recently Adopted Accounting Guidance
On January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis. The standard enhances the Company’s rate reconciliation table by requiring additional categories of information about federal, state and foreign income taxes and expanded detail for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods, including further disaggregation by jurisdiction when quantitative thresholds are met. ASU 2023-09 became effective for us in 2025 (see Note 11 - Income Taxes). The adoption of this standard did not have a material impact to the consolidated financial statements.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08 which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this standard, entities must account for acquired loans

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
(excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (often referred to as the gross-up approach). These amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The standard is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-08 which is intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-08 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, rather, the objective of the amendments is to provide clarity on the current interim reporting requirements. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

(dollars in thousands)	Goodwill
Balance at July 31, 2024	$74,712
Adjustments to goodwill acquired in connection with the Merger	(1,581)
Balance at September 30, 2025	$73,131
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
The following table represents the allocation of the purchase consideration to the preliminary fair value of assets acquired and liabilities assumed of CALB, as adjusted, as of July 31, 2024:

(dollars in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$336,298
Debt securities, available-for-sale	42,560
Loans held for investment	1,359,040
Allowance for credit losses - PCD loans	(10,022)
Restricted stock	6,328
Other equity securities	6,596
Premises and equipment	1,670
Operating lease right-of-use asset	7,743
Prepaid expenses	876

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

(dollars in thousands)		Fair Value
Deferred taxes, net		30,149
Bank owned life insurance		26,338
Trade name		300
Core deposit intangible		22,653
Other assets		35,040
Total assets acquired		1,865,569

Liabilities assumed:
Deposits		1,642,938
Borrowings		50,832
Operating lease liabilities		9,033
Other liabilities		19,259
Total liabilities assumed		1,722,062
Net assets acquired		$143,507

Purchase consideration:
Outstanding shares of CALB, July 31, 2024	8,488,829
Restricted stock units vested fully at merger closing(1)	77,436
Shares of CALB common stock exchanged	8,566,265
Exchange ratio	1.590
Shares of BCAL common stock issued to CALB shareholders at closing, before fractional shares	13,620,361
Less: fractional shares	(147)
Shares of BCAL common stock issued to CALB shareholders at closing	13,620,214
BCAL closing price per share, July 31, 2024	$15.79
Fair value of common shares issued and exchanged		$215,063
Less: fair value of accelerated restricted stock units attributable to post-combination vesting(2)(3)		(1,119)
Fair value of common shares issued and exchanged attributable to purchase consideration		213,944
Cash paid for outstanding stock options(4)		1,431
Cash paid for fractional shares		2
Restricted stock consideration(5)		1,261
Total purchase consideration		216,638
Goodwill recognized		$73,131
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
Borrowings. The fair value of subordinated debt was determined using a discounted cash flow approach, which involved determining the present value of required contractual payments over the estimated life of the notes, factoring in expected redemption dates, discounted at a rate that incorporated market-based interest rates, inclusive of a credit spread and liquidity premium. The discount will be amortized over the expected life of the borrowings.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Total merger-related costs, which are reflected as merger and related costs in the accompanying consolidated statements of income, included the following total amounts for the year ended December 31, 2024:

(dollars in thousands)	2024
Financial advisory fees	$2,576
Legal, accounting, valuation and other professional costs	874
Information technology	5,218
Change in control costs/severance	6,238
Insurance	919
Other	463
$16,288
The following table presents the measurement period adjustments that were identified and recorded after the measurement period ended.

	Initially Measured	Measurement	As Adjusted
(dollars in thousands)	July 31, 2024	Period Adjustments	July 31, 2024
Assets:
Cash and due from banks	$336,298	$—	$336,298
Debt securities	42,560	—	42,560
Loans	1,347,824	1,194	1,349,018
Investments in restricted stocks	6,328	—	6,328
Premises and Equipment, net	1,670	—	1,670
Deferred Taxes, net	30,221	(72)	30,149
Goodwill	74,712	(1,581)	73,131
Trade name	—	300	300
Core Deposit Intangible	22,653	—	22,653
Other Assets	76,434	159	76,593
Total assets	$1,938,700	$—	$1,938,700

Liabilities:
Deposits	$1,642,938	$—	$1,642,938
Borrowings	50,832	—	50,832
Other Liabilities	28,292	—	28,292
Total liabilities	$1,722,062	$—	$1,722,062
NOTE 3 - INVESTMENT SECURITIES

Debt Securities

Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at December 31, 2025 and 2024 were as follows:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt bank-qualified municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308
December 31, 2024
Taxable municipals	$553	$—	$(90)	$463
Tax exempt bank-qualified municipals	52,727	—	(5,367)	47,360
	$53,280	$—	$(5,457)	$47,823

The amortized cost of available-for-sale debt securities and their approximate fair values at December 31, 2025 and 2024 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890

December 31, 2024
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$87,930	$109	$(4,765)	$83,274
SBA securities	5,423	7	(97)	5,333
U.S. Treasury	12,624	17	(315)	12,326
U.S. Agency	2,000	—	(330)	1,670
Collateralized mortgage obligations	41,615	11	(3,963)	37,663
Taxable municipals	1,007	—	(98)	909
Tax exempt bank-qualified municipals	830	—	(4)	826
	$151,429	$144	$(9,572)	$142,001

During the years ended December 31, 2025 and 2024, there were no transfers between held-to-maturity and available-for-sale debt securities.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
At December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.1 million and $879 thousand at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At December 31, 2025, available-for-sale debt securities with an amortized cost of $27.6 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.9 million were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $15.0 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby letters of credit.
At December 31, 2024, available-for-sale debt securities with an amortized cost of $3.0 million were pledged to the Federal Reserve as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $53.3 million were pledged as collateral for a secured line of credit with the Federal Reserve. The Company also pledged $9.9 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby letters of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of December 31, 2025 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$23	$23
Due after one year through five years	—	—	11,777	11,152
Due after five years through ten years	37,796	35,423	13,684	12,768
Due after ten years	15,140	13,885	211,707	210,947
	$52,936	$49,308	$237,191	$234,890
Realized Gains and Losses

There were no gross realized gains and losses for sales and calls of available-for-sale debt securities for the years ended December 31, 2025 and 2024.

Unrealized Gains and Losses

The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024 are summarized as follows:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(329)	$47,667	$(2,072)	$28,726	$(2,401)	$76,393
SBA securities	—	—	(54)	2,813	(54)	2,813
U.S. Treasury	—	—	(182)	2,472	(182)	2,472
U.S. Agency	—	—	(207)	1,793	(207)	1,793
Collateralized mortgage obligations	(35)	7,971	(1,860)	25,234	(1,895)	33,205
Taxable municipals	—	—	(68)	438	(68)	438
	$(364)	$55,638	$(4,443)	$61,476	$(4,807)	$117,114

December 31, 2024:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities:	$(1,659)	$47,792	$(3,106)	$20,692	$(4,765)	$68,484
SBA securities	(2)	924	(95)	3,011	(97)	3,935
U.S. Treasury	—	—	(315)	2,392	(315)	2,392
U.S. Agency	—	—	(330)	1,670	(330)	1,670
Collateralized mortgage obligations	(279)	7,922	(3,684)	28,985	(3,963)	36,907
Taxable municipals	—	—	(98)	409	(98)	409
Tax exempt bank-qualified municipals	—	—	(4)	826	(4)	826
	$(1,940)	$56,638	$(7,632)	$57,985	$(9,572)	$114,623

As of December 31, 2025, the Company had a total of 78 available-for-sale debt securities in a gross unrealized loss position totaling $4.8 million, consisting of 63 securities with total gross unrealized losses of $4.4 million that had been in a continual loss position for twelve months and longer. As of December 31, 2024, the Company had a total of 89 available-for-sale debt securities in a gross unrealized loss position totaling $9.6 million, consisting of 64 securities with total gross unrealized losses of $7.6 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.

Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss, net of tax. At December 31, 2025, the Company had a net unrealized loss on available-for-sale debt securities of $2.3 million, or $1.6 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $9.4 million, or $6.6 million net of tax in accumulated other comprehensive loss, at December 31, 2024.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At December 31, 2025, the total fair

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
value of taxable bank-qualified municipal securities was $938 thousand and there were no tax exempt bank-qualified municipal securities. At December 31, 2025, all of these securities were rated AA and above. At December 31, 2024, the total fair value of taxable and tax exempt bank-qualified municipal securities was $909 thousand and $826 thousand, respectively. At December 31, 2024, all of these securities were rated AA and above.

At December 31, 2025, 61 held-to-maturity debt securities with fair values totaling $49.3 million had gross unrecognized losses totaling $3.6 million, compared to 61 held-to-maturity debt securities with fair values totaling $47.8 million that had gross unrecognized losses totaling $5.5 million at December 31, 2024. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At December 31, 2025 and December 31, 2024, fair values of held-to-maturity debt securities rated AA and above totaled $46.0 million and $44.7 million, respectively, and rated AA- totaled $3.3 million and $3.2 million, respectively.
Management evaluates securities in an unrealized and unrecognized loss position at least on a quarterly basis, and determined that the unrealized and unrecognized losses at December 31, 2025 and 2024 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the years ended December 31, 2025 and 2024.

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

The table below summarizes the Company’s restricted stock investments at December 31:

(dollars in thousands)	2025	2024
Federal Reserve Bank	$15,627	$15,524
Federal Home Loan Bank	15,305	15,305
	$30,932	$30,829

During the year ended December 31, 2025, the Company purchased $103 thousand of Federal Reserve Bank stock, and purchased no FHLB stock. In connection with the Merger, the Company acquired $5.9 million of FHLB stock during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, the Company purchased $8.1 million of Federal Reserve Bank stock, and purchased $820 thousand of FHLB stock.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both December 31, 2025 and 2024. The Company acquired $468 thousand of these two banker’s bank stocks in connection with the Merger during the year ended December 31, 2024. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At December 31, 2025 and 2024, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the years ended December 31, 2025 and 2024, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At December 31, 2025 and 2024, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $9.1 million and $7.1 million, respectively. Total unfunded capital commitments for these investments were $7.5 million at December 31, 2025. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions considered returns of capital are recorded as a reduction of the Company’s investment. During the year ended December 31, 2025, the Company received $315 thousand of net capital distributions related to these equity investments and earned income of $2.3 million which is included in other charges and fees in the consolidated statements of income. During the year ended December 31, 2024, the Company received $2.0 million of net capital distributions to these equity investments and earned income of $133 thousand which is included in other charges and fees in the consolidated statements of income. At December 31, 2025 and 2024, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the years ended December 31, 2025 and 2024, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired interests in limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At December 31, 2025 and 2024 the net amortized balance of these investments was $4.8 million and $5.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $382 thousand and $1.8 million at December 31, 2025 and 2024, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets. The following table presents activity in qualifying low income housing projects for the years ended December 31, 2025 and 2024 follows:

(dollars in thousands)	2025	2024
Amortization expense included in income tax expense	$689	$685
Tax credits and other tax benefits recognized	1,206	887
Contributions	1,033	322

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

At December 31, 2025 and 2024, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value for the years then ended.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Investment

The Company’s loan portfolio consists primarily of loans to borrowers within its Southern and Northern California markets. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 80% and 77% of total loans held for investment at December 31, 2025 and 2024, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s loan portfolio at December 31, 2025 and 2024 was as follows:

(dollars in thousands)	2025	2024
Construction and land development	$138,894	$227,325
Real estate - other:
1-4 family residential	142,399	164,401
Multifamily residential	324,075	243,993
Commercial real estate and other	1,820,445	1,767,727
Commercial and industrial	605,859	710,970
Consumer	2,215	24,749
Loans held for investment (1)	3,033,887	3,139,165
Allowance for credit losses - loans	(34,348)	(50,540)
Loans held for investment, net	$2,999,539	$3,088,625

(1)Loans held for investment included net unearned fees of $2.8 million and $1.8 million and net unearned discounts on acquired loans of $31.3 million and $58.5 million at December 31, 2025 and 2024, respectively. The Company recognized $21.3 million and $12.3 million in interest accretion for net deferred loan fees and net discounts on acquired loans for the years ended December 31, 2025 and 2024, respectively.

The Company has pledged $2.20 billion of loans with FHLB under a blanket lien, of which an unpaid principal balance of $1.44 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $351.7 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of December 31, 2025. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Loans Held for Sale

At December 31, 2025, the Company had loans held for sale totaling $25.1 million, consisting of $7.8 million SBA 7(a) loans and $17.3 million consumer solar loans transferred from loans held for investment, compared to $17.2 million, consisting of $10.3 million of SBA 7(a) loans and $6.9 million of C&I loans transferred from loans held for investment at December 31, 2024. The Company accounts for loans held for sale at the lower of carrying value or fair value. At December 31, 2025 and 2024, the fair value of loans held for sale totaled $25.6 million and $17.9 million, respectively. During the years ended December 31, 2025 and December 31, 2024, there were $17.3 million of consumer solar loans and $25.9 million of C&I loans, respectively, transferred from loans held for investment to loans held for sale.

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
The risk category of loans by class of loans and origination year as of December 31, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Construction and land development
Pass	$28,119	$39,469	$12,434	$35,050	$5,336	$2,263	$—	$2,343	$125,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	13,808	—	72	—	—	13,880
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	28,119	39,469	12,434	48,858	5,336	2,335	—	2,343	138,894
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	2,469	1,525	12,657	29,542	16,550	22,687	50,872	3,430	139,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,667	—	—	—	—	2,667
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	2,469	1,525	12,657	32,209	16,550	22,687	50,872	3,430	142,399
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	61,974	15,987	18,766	77,050	82,137	58,201	1,990	—	316,105
Special mention	—	—	—	7,970	—	—	—	—	7,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period	Total
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	61,974	15,987	18,766	85,020	82,137	58,201	1,990	—	324,075
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	259,144	96,078	81,643	422,093	342,770	472,569	70,135	15,711	1,760,143
Special mention	4,018	—	2,765	13,676	1,108	17,386	6,207	—	45,160
Substandard	—	—	3,161	195	1,450	10,336	—	—	15,142
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	263,162	96,078	87,569	435,964	345,328	500,291	76,342	15,711	1,820,445
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	82,767	42,546	18,481	44,235	17,898	57,091	289,223	5,349	557,590
Special mention	—	639	33	486	11	1,747	16,191	170	19,277
Substandard	293	1,052	954	16,421	17	828	8,063	1,364	28,992
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	83,060	44,237	19,468	61,142	17,926	59,666	313,477	6,883	605,859
YTD gross charge-offs	—	—	91	3,541	163	1,179	—	—	4,974
Consumer
Pass	431	873	—	649	2	1	259	—	2,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	431	873	—	649	2	1	259	—	2,215
YTD gross charge-offs	$—	$—	$—	$—	$3,502	$—	$—	$—	$3,502

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period	Total
Total by risk rating:
Pass	$434,904	$196,478	$143,981	$608,619	$464,693	$612,812	$412,479	$26,833	$2,900,799
Special mention	4,018	639	2,798	22,132	1,119	19,133	22,398	170	72,407
Substandard	293	1,052	4,115	33,091	1,467	11,236	8,063	1,364	60,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$439,215	$198,169	$150,894	$663,842	$467,279	$643,181	$442,940	$28,367	$3,033,887
YTD gross charge-offs	$—	$—	$91	$3,541	$4,962	$1,896	$—	$—	$10,490

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
The risk category of loans by class of loans and origination year as of December 31, 2024 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
December 31, 2024
Construction and land development
Pass	$25,812	$25,857	$84,638	$47,687	$7,297	$2,328	$9,865	$—	$203,484
Special mention	—	—	—	—	12,431	—	—	—	12,431
Substandard	—	—	9,659	—	1,669	82	—	—	11,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	25,812	25,857	94,297	47,687	21,397	2,410	9,865	—	227,325
YTD gross charge-offs	—	—	967	—	—	—	—	—	967
Real estate - other:
1-4 family residential
Pass	20,297	15,581	33,660	17,902	6,683	18,628	44,286	—	157,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,895	—	—	—	4,469	—	7,364
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,297	15,581	36,555	17,902	6,683	18,628	48,755	—	164,401
YTD gross charge-offs	—	—	—	—	—	—	1	—	1
Multifamily residential
Pass	15,998	11,087	85,834	84,671	5,107	37,510	—	—	240,207
Special mention	—	—	—	—	—	3,786	—	—	3,786
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period	Total
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	15,998	11,087	85,834	84,671	5,107	41,296	—	—	243,993
YTD gross charge-offs	—	—	1,456	—	—	—	—	—	1,456
Commercial real estate and other
Pass	111,911	86,261	454,470	399,393	100,110	453,301	104,456	148	1,710,050
Special mention	—	9,568	2,583	11,268	2,264	9,848	—	495	36,026
Substandard	—	—	—	11,551	—	10,100	—	—	21,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	111,911	95,829	457,053	422,212	102,374	473,249	104,456	643	1,767,727
YTD gross charge-offs	—	—	51	—	—	—	—	—	51
Commercial and industrial
Pass	55,350	39,484	91,049	38,303	14,663	63,973	314,284	—	617,106
Special mention	307	46	1,403	1,322	230	1,920	11,868	—	17,096
Substandard	120	1,286	20,859	2,890	—	3,543	48,070	—	76,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	55,777	40,816	113,311	42,515	14,893	69,436	374,222	—	710,970
YTD gross charge-offs	—	37	24	—	—	—	—	—	61
Consumer
Pass	692	—	1,019	22,340	81	6	206	—	24,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	405	—	—	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	692	—	1,019	22,745	81	6	206	—	24,749
YTD gross charge-offs	$—	$—	$—	$238	$—	$—	$—	$—	$238

Total by risk rating:
Pass	$230,060	$178,270	$750,670	$610,296	$133,941	$575,746	$473,097	$148	$2,952,228
Special mention	307	9,614	3,986	12,590	14,925	15,554	11,868	495	69,339

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period	Total
Substandard	120	1,286	33,413	14,846	1,669	13,725	52,539	—	117,598
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$230,487	$189,170	$788,069	$637,732	$150,535	$605,025	$537,504	$643	$3,139,165
YTD gross charge-offs	$—	$37	$2,498	$238	$—	$—	$1	$—	$2,774

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Past Due Loans

A summary of past due loans as of December 31, 2025 and 2024 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2025
Construction and land development	$—	$—	$—	$—	$125,086	$13,808	$138,894
Real estate - other:
1-4 family residential	—	—	—	—	142,399	—	142,399
Multifamily residential	7,970	—	—	7,970	316,105	—	324,075
Commercial real estate and other	5,838	—	—	5,838	1,814,524	83	1,820,445
Commercial and industrial	845	53	—	898	602,766	2,195	605,859
Consumer	—	29	—	29	2,186	—	2,215
	$14,653	$82	$—	$14,735	$3,003,066	$16,086	$3,033,887

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Nonaccrual	Total
December 31, 2024
Construction and land development	$4,104	$—	$—	$4,104	$213,562	$9,659	$227,325
Real estate - other:
1-4 family residential	40	4,469	—	4,509	156,997	2,895	164,401
Multifamily residential	—	—	—	—	243,993	—	243,993
Commercial real estate and other	195	—	—	195	1,758,617	8,915	1,767,727
Commercial and industrial	1,866	1,113	—	2,979	703,074	4,917	710,970
Consumer	69	226	150	445	24,304	—	24,749
	$6,274	$5,808	$150	$12,232	$3,100,547	$26,386	$3,139,165
The Company had zero and $150 thousand in consumer solar loans that were over 90 days past due that were accruing interest at December 31, 2025 and December 31, 2024, respectively.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Nonaccrual Loans
A summary of total nonaccrual loans and the amount of nonaccrual loans with no related ACL as of December 31, 2025 and 2024 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2025
Construction and land development	$13,808	$373	$—	$—	$13,808	$8,808
Real estate - other:
1-4 family residential	—	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	1,865	207	330	—	2,195	553
Consumer	—	—	—	—	—	—
Total	$15,756	$580	$330	$—	$16,086	$9,444

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2024
Construction and land development	$9,659	$—	$—	$—	$9,659	$9,659
Real estate - other:
1-4 family residential	2,895	—	—	—	2,895	2,895
Multifamily residential	—	—	—	—	—	—
Commercial real estate and other	8,915	820	—	—	8,915	—
Commercial and industrial	4,809	675	108	—	4,917	108
Consumer	—	—	—	—	—	—
Total	$26,278	$1,495	$108	$—	$26,386	$12,662

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Loans are grouped based on shared risk characteristics, such as loan type, credit rating, collateral type, and borrower industry. In certain cases, the Company may identify loans that no longer exhibit similar risk characteristics to others in the portfolio. These loans are typically assigned a substandard or worse internal risk grade, as their credit profiles become more unique with deterioration. Such loans are often non-performing, may be modified for borrowers experiencing financial difficulty, and/or are considered collateral-dependent—where repayment is expected to come from the operation or sale of the underlying collateral. Loans deemed by management to lack shared risk characteristics are evaluated individually for ACL purposes. For individually evaluated loans, the Company generally applies a discounted cash flow method using the loan’s effective interest rate. If a loan is deemed collateral-dependent, the ACL is determined based on the estimated fair value of the collateral, net of estimated costs to sell. Adjustments to the ACL for collateral-dependent loans reflect changes in the expected fair value of the collateral. For all other individually evaluated loans with amortized balances below $200 thousand, the ACL is primarily determined using the loan pricing approach, which applies a discount factor to the loan’s unguaranteed book balance to reflect expected credit risk and recovery assumptions.
As of December 31, 2025, $30.4 million of loans were individually evaluated with a $373 thousand ACL attributed to such loans. At December 31, 2025, $29.8 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $553 thousand were evaluated using a discounted cash flow approach. One C&I loan with net amortized balance of $16.1 million was moved to individually evaluated loans due in part, to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of December 31, 2025. All other individually evaluated loans were on nonaccrual status at December 31, 2025.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
A summary of collateral dependent loans by collateral type as of December 31, 2025 and 2024 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
December 31, 2025
Construction and land development	$—	$13,808	$—
Real estate - other:
1-4 family residential	—	—	—
Commercial real estate and other	83	—	—
Commercial and industrial	17,330	—	250
	$17,413	$13,808	$250

December 31, 2024
Construction and land development	$—	$9,659	$—
Real estate - other:
1-4 family residential	—	2,895	—
Commercial real estate and other	8,915	—	—
Commercial and industrial	1,402		3,407
	$10,317	$12,554	$3,407

Modified Loans to Borrowers Experiencing Financial Difficulty
The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Construction and land development	$—	$—	$8,808	$—	$8,808	6.3%
Real estate - other:
Multifamily residential	—	—	7,970	—	7,970	2.5%
Commercial real estate and other	13,249	—	—	3,616	16,865	0.9%
Commercial and industrial	20,101	672	—	—	20,773	3.4%
Total	$33,350	$672	$16,778	$3,616	$54,416	1.8%

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Year Ended December 31, 2024
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Total as a % of Loan Class
Construction and land development	$1,669	$—	$—	$1,669	0.7%
Commercial and industrial	22,452	—	—	22,452	3.2%
Total	$24,121	$—	$—	$24,121	0.8%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025
(dollars in thousands)	Financial effect
Term Extension:
Real estate - other:
Commercial real estate and other	Extended term by a weighted average of seven months
Commercial and industrial	Extended term by a weighted average of eleven months
Payment Delay:
Commercial and industrial	Weighted average of two months full payment deferrals. Upon completion of payment deferrals, weighted average of twelve months of partial payment deferrals
Interest Rate Reduction and Term Extension:
Construction and land development	Extended maturity by a weighted average of four months and reduced interest rates by a weighted average of 2.16%
Real estate - other:
Multifamily residential	Extended maturity by a weighted average of three months and reduced interest rates by a weighted average of 1.50%
Term Extension and Payment Delay:
Real estate - other:
Commercial real estate and other
Extended maturity by a weighted average of seven months, weighted average of 6 months of interest only payment, weighted average of 60 days payment deferrals. Upon completion of payment deferrals, weighted average of 12 months partial payments

Year Ended December 31, 2024
(dollars in thousands)	Financial effect
Term Extension:
Construction and land development	Extended term by a weighted average of two months
Commercial and industrial	Extended term by a weighted average of nine months
The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025 and 2024:

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2025
Construction and land development	$—	$—	$—	$—	$8,808	$—	$8,808
Real estate:
Multifamily residential	7,970	—	—	7,970	—	—	7,970
Commercial real estate and other	—	—	—	—	—	16,865	16,865
Commercial and industrial	—	—	—	—	330	20,443	20,773
	$7,970	$—	$—	$7,970	$9,138	$37,308	$54,416

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
Construction and land development	$1,669	$—	$—	$1,669	$—	$—	$1,669
Commercial and industrial	—	—	—	—	3,510	18,942	22,452
	$—	$—	$—	$—	$3,510	$18,942	$24,121

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
The Company used the probability-weighted two-scenario forecasts, representing a baseline scenario and one downside scenario (S2), to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the second week of December 2025. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. At December 31, 2025, minor adjustments were made to the Moody’s December 2025 U.S. baseline forecast from prior quarter, with slightly stronger GDP growth and investment expectations, a slower monetary easing path, and marginal adjustments to tariffs and oil price assumptions, maintaining a cautious outlook with weak near-term growth but avoiding recession. With limited new official data due to government shutdown, real GDP growth reflected a slightly stronger annualized growth in 2025 through 2027, with upward adjustments to 1.9%, 2.1% and 1.9%, respectively. The Conference Board’s forecast for 2025 GDP was updated to 1.6% in December 2025, down from 2.0% at the beginning of the year, and it is in line with Moody’s Baseline scenario of 1.9%. Moody’s economic forecast anticipated a 25 basis points rate cut in December 2025, followed by gradual reduction to 2.75% by 2027. The inflation outlook was slightly revised downward from prior quarter in December. The 10-year Treasury yield was adjusted from 4.3% to 4.1%. The labor market remained weak in the December update. Job growth nearly stalled over the fall. Despite this, the

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
unemployment rate is still projected to peak at 4.8% by the second half of 2026, consistent with the prior quarter forecast.
Between September 2025 and December 2025, Moody’s December update to its S2 downside scenario reflected a less severe near-term shock but a slower recovery compared to September. Tariff assumptions were significantly reduced, with the effective rate falling from nearly 22% in September to about 15% in December, and the baseline comparator lowered from 15.3% to 12%. This change signals a softer trade impact in the later scenario. The timing of the recession shifted forward by one quarter—from Q4 2025 in September to Q1 2026 in December—while its depth remains similar at a 1% peak-to-trough GDP decline. Monetary policy assumptions diverged notably: September anticipated a Fed rate hike in late 2025 due to inflation before easing in early 2026, whereas December assumes the Fed cuts rates slightly below baseline almost immediately, then eases further as conditions deteriorate. Alongside this shift, the peak unemployment rate of 7.2% was moved to Q4 2026 from Q3 2026 in December 2025. The economic outlook also became slightly more pessimistic. The projected decline in real GDP for 2026 was revised upward from -0.2% to +0.1%, and the December 2025 update projected a decline to 1.3% from 1.9% in 2027, and lower than the baseline of 1.8%.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 2.2% in 2025, that continues to decrease to 1.9% in 2026. The report forecasts 2025 California unemployment revised upward to 5.4%, and up to 5.6% in 2026. Beacon Economics characterizes California’s labor market as soft with persistently elevated unemployment, noting the statewide unemployment rate is around the mid‑5% range and remains among the highest in the nation, with only modest improvement expected in the near term.
The other California economic forecasts, like GSP for the construction sector, California Home Price Index (“HPI”) and Personal Consumption Expenditure (“PCE”), used in the ACL calculation were mixed in the baseline and downside scenarios. The overall changes are more optimistic for most loss drivers, except the California unemployment rate which was adjusted marginally higher in the near term in S2 scenario. California GSP is considerably higher in baseline scenario, but the change is mixed in S2 scenario. California GSP construction is adjusted higher in both scenarios. California Home Price Index (“HPI”) was revised substantially higher to reflect recent trend, and 5-year treasury yield is adjusted lower in both scenarios. These varied changes in key economic forecasts for California are expected to have a mixed impact on the Company's ACL.
Based on the above reviews and analyses, the Company continues using the two probability-weighted scenario forecasts, and assigned 80% to the baseline scenario and 20% to the S2 downside scenario at December 31, 2025. The recommended weightings are based on the FOMC lowering the federal funds rate by 25 basis points in the December 2025 meeting and a total of 75 bps in 2025, to achieve maximum employment and return inflation to its 2% objective. Uncertainty about the economic outlook has diminished, but remains elevated, unemployment rate remains low, and labor market conditions remain solid. Short-term rates are likely to decline due to the Fed’s increased focus on employment and potential monetary easing, while the long-term rates may remain evaluated due to persistent inflation and policy uncertainty. The Company opts to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the new administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, the Company believes it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. A new presidential administration has brought changes in U.S. economic policy, the effects of which are unknown and may potentially lead to higher inflation, as could other domestic and geopolitical developments. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through November 2025 to estimate the ACL. During the fourth quarter of 2025, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight decrease in prepayment rates and slight increase in curtailment rates from the third quarter of 2025.
Accrued interest receivable on loans receivable, net, totaled $9.8 million and $11.7 million at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The Company recognized a reversal of provision for unfunded loan commitments of $998 thousand for the year ended December 31, 2025. There was a $2.2 million provision for unfunded loan commitments for the year ended December 31, 2024, of which $2.7 million related to the initial allowance for unfunded credit commitments acquired in the Merger. The (reversal of) provision for credit losses on unfunded loan commitments is included in (reversal of) provision for credit losses in the consolidated statements of income. The reserve for unfunded loan commitments was $2.1 million and $3.1 million at December 31, 2025 and 2024, respectively. The reserve for unfunded loan commitments is included in accrued interest and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Allowance for loan losses (ALL)
Balance, beginning of year	$50,540	$22,569
Initial allowance for acquired PCD loans	—	11,216
(Reversal of) provision for loan losses(1)	(7,825)	19,520
Charge-offs	(10,490)	(2,774)
Recoveries	2,123	9
Net charge-offs	(8,367)	(2,765)
Balance, end of year	$34,348	$50,540
Reserve for unfunded loan commitments
Balance, beginning of year	$3,103	$933
(Reversal of) provision for unfunded commitment losses(2)	(998)	2,170
Balance, end of year	2,105	3,103
Allowance for credit losses, end of year	$36,453	$53,643
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2025 period.
(2)Includes an initial provision for credit losses for unfunded commitments acquired in the Merger of $2.7 million for the year ended December 31, 2024. There was no similar activity in the comparable 2025 period.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Year Ended December 31, 2025
Beginning of year	$1,953	$29,399	$18,056	$1,132	$50,540
(Reversal of) provision for loan losses	(749)	(3,075)	(6,330)	2,329	(7,825)
Charge-offs	—	(2,014)	(4,974)	(3,502)	(10,490)
Recoveries	—	280	1,792	51	2,123
Net charge-offs	—	(1,734)	(3,182)	(3,451)	(8,367)
End of year	$1,204	$24,590	$8,544	$10	$34,348

Year Ended December 31, 2024
Beginning of year	$2,032	$16,280	$4,242	$15	$22,569
Initial allowance for acquired PCD loans	328	2,392	8,355	141	11,216
Provision for loan losses(1)	560	12,235	5,511	1,214	19,520
Charge-offs	(967)	(1,508)	(61)	(238)	(2,774)
Recoveries	—	—	9	—	9
Net charge-offs	(967)	(1,508)	(52)	(238)	(2,765)
End of year	$1,953	$29,399	$18,056	$1,132	$50,540
(1)Includes an initial provision for credit losses for non-PCD loans acquired in the Merger of $18.5 million for the year ended December 31, 2024. There was no similar activity in the comparable 2025 period.

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has originated loans that are serviced for others, including loans partially guaranteed by the SBA, some of which have been sold in the secondary market, as well as CRE loans and C&I loans participated with various other financial institutions and special purpose vehicle (“SPV”) participations for the Main Street loans. Loans sold and serviced for others are accounted for as sales and are therefore not included in the accompanying consolidated balance sheets. Loans serviced for others totaled $113.5 million and $138.0 million at December 31, 2025 and 2024, respectively. This includes SBA loans serviced for others of $35.6 million and $33.2 million at December 31, 2025 and 2024, respectively, for which there was a related servicing asset of $346 thousand and $344 thousand, respectively. At December 31, 2024, loans serviced for others acquired from the Merger totaled $86.9 million.
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
A summary of changes in the SBA servicing asset for the years ended December 31, 2025 and 2024 follows:

(dollars in thousands)	2025	2024
Balance, beginning of period	$344	$546
Additions	164	109
Amortization (1)	(162)	(311)
Balance, end of period	$346	$344
(1) Amortization included accelerated amortization of $50 thousand and $174 thousand for the years ended December 31, 2025 and 2024, respectively.

SBA 7(a) loans sold during the year ended December 31, 2025 totaled $9.0 million, resulting in total gains on sale of SBA loans of $577 thousand. SBA 7(a) loans sold during the year ended December 31, 2024 totaled $6.3 million, resulting in total gains on sale of SBA loans of $415 thousand, respectively.
The Company did not sell any C&I loans during the year ended December 31, 2025. The Company sold C&I loans with a net carrying value of $77.6 million, resulting in total losses of $1.1 million during the year ended December 31, 2024.
The fair value of the servicing asset approximated the carrying value at December 31, 2025 and 2024. The significant assumptions used in the valuation of the SBA servicing asset at December 31, 2025 and 2024 included:

(dollars in thousands)	December 31, 2025	December 31, 2024
Discount rate:
Range	5.1% – 19.8%	5.8% – 23.3%
Weighted average	12.0%	14.3%
Prepayment speed:
Range	15.6% – 37.2%	12.9% – 40.2%
Weighted average	19.9%	20.5%

The following table presents the components of net servicing fees, included in servicing and related income on loans, net in the consolidated statements of income, for the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Contractually specified fees	$365	$380
Amortization	(162)	(311)
Net servicing fees	$203	$69

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
NOTE 6 - PREMISES AND EQUIPMENT AND LEASES

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2025	2024
Land	$5,386	$5,386
Building	4,766	4,766
Leasehold improvements	6,226	5,976
Furniture & fixtures	2,100	2,261
Computer & other equipment	4,049	3,888
	22,527	22,277
Less: Accumulated depreciation and amortization	(10,411)	(8,682)
Total	$12,116	$13,595

Depreciation and amortization expense on premises and equipment was $1.8 million for both the years ended December 31, 2025 and 2024.
Substantially all leases are operating leases for corporate offices and branch locations and loan production offices. The amount of the lease liability and ROU asset is impacted by the lease term and the discount rate applied to determine the present value of future lease payments. The remaining terms of operating leases range from 6 months to 7.5 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of renewal options is at the sole discretion of the Company. Renewal option periods were not included in the measurement of ROU assets and lease liabilities as they were not considered reasonably certain of exercise at commencement.
During the year ended December 31, 2024, management decided to vacate the office space in New York that was used solely by the relationship manager managing the sponsor finance loan portfolio and recorded an impairment of ROU assets of $78 thousand. The impairment of the ROU asset was based on a discounted cash flow of lease payments. There were no similar impairment charges for the year ended December 31, 2025. Impairment charges are included in occupancy and equipment expenses in the consolidated statements of income.
The ROU assets, lease liabilities and supplemental information at December 31 are shown below.

(dollars in thousands)	2025	2024
Operating lease ROU assets(1)	$15,094	$14,350
Operating lease liability(1)	$18,936	$18,310
Weighted average remaining lease term, in years	4.89	4.70
Weighted average discount rate	6.3%	6.1%
(1)Includes $7.7 million of ROU assets and $9.0 million lease liabilities obtained in connection with the Merger during the year ended December 31, 2024.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
The Company’s lease expense is recorded in occupancy and equipment expense in the consolidated statements of income. The following table presents the components of lease expense for the years ended December 31:

(dollars in thousands)	2025	2024
Lease costs:
Operating lease	$4,442	$3,528
Short-term lease	97	—
Total lease costs	$4,539	$3,528

Other information:
Cash paid for amounts included in lease liabilities	$5,201	$3,827
ROU assets obtained for new operating lease obligations	$4,796	$105

Lease liabilities as of December 31, 2025, mature as indicated below:

(dollars in thousands)	Amount
Twelve months ending December 31:
2026	$4,775
2027	4,738
2028	4,250
2029	3,182
2030	2,604
Thereafter	2,778
Total future minimum lease payments	22,327
Less: imputed interest	3,391
Present value of net future minimum lease payments	$18,936

NOTE 7 - OTHER REAL ESTATE OWNED, NET

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had zero and $4.1 million of foreclosed assets at December 31, 2025 and 2024, respectively.

The following table presents activity with other real estate owned, net for the years ended December 31:

(dollars in thousands)	2025	2024
Balance, beginning of year	$4,083	$—
Loans transferred to other real estate owned	—	17,701
Valuation allowance for losses	—	(614)
Sales	(4,083)	(13,004)
Balance, end of year	$—	$4,083

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

The following table presents activity within the valuation allowance for other real estate owned, net for the years ended December 31:

(dollars in thousands)	2025	2024
Balance, beginning of year	$614	$—
Valuation allowance for losses	—	614
Sales	(614)	—
Balance, end of year	$—	$614
During the year ended December 31, 2025, the Company sold $4.1 million of OREO consisting of a multifamily property, and recognized an $862 thousand pre-tax loss. During the year ended December 31, 2025, there were no valuation allowances recorded due to a decline in the fair value of the underlying property.

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

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million and $111.8 million at December 31, 2025 and 2024, respectively. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, the Company qualitatively assesses if current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment.
The Company performed a qualitative assessment for the annual impairment review as of December 31, 2025, and as a result of that assessment had determined that there has been no impairment to the goodwill.
The following table presents changes in the carrying amount of goodwill for the years ended December 31:

(dollars in thousands)	2025	2024
Beginning of the year	$111,787	$37,803
Goodwill from business combination	—	74,712
Adjustments to goodwill(1)(2)	(853)	(728)
End of year	$110,934	$111,787
(1)During the year ended December 31, 2025, goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired from the Merger, offset by CALB state net operating losses that cannot be utilized post-merger and recoveries on acquired PCD loans previously charged-off prior to the Merger. These adjustments resulted in an $853 thousand decrease to goodwill.
(2)During the year ended December 31, 2024, goodwill adjustments for the Merger were related to an increase in the preliminary valuation of intangible assets, net by $300 thousand, with a net increase of $428 thousand to deferred taxes based on the change in the allocated fair value of intangible assets, net and the finalization of initial accounting for income taxes. These adjustments resulted in a $728 thousand decrease to goodwill.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Core deposit intangibles are amortized over remaining periods of 3.0 to 8.6 years. Trade name is amortized over a remaining period of 0.6 years. As of December 31, 2025, the weighted-average remaining amortization period for intangible assets was approximately 8.4 years.
The Company performs the annual impairment analysis for intangible assets at least annually during the fourth quarter of each fiscal year. The Company performed a qualitative assessment for potential impairment as of December 31, 2025, and as a result of that assessment had determined that there has been no impairment to intangible assets, net.
The following table presents the changes in intangibles assets, net for the years ended December 31:

(dollars in thousands)	2025	2024
Gross balance, beginning of year	$27,138	$4,185
Additions(1)	—	22,953
Gross balance, end of year	$27,138	$27,138

Accumulated amortization:
Balance, beginning of year	$(4,867)	$(2,990)
Amortization(2)	(3,791)	(1,877)
Balance, end of period	(8,658)	(4,867)
Intangible assets, net, end of year	$18,480	$22,271
(1)Includes $22.7 million of core deposit intangibles and $300 thousand of trade name obtained in connection with the Merger during the year ended December 31, 2024.
(2)Amortization of the core deposit intangibles and trade name obtained in connection with the merger were 10 years and 2 years, respectively, for a weighted average original term of 9.9 years.

Future estimated amortization for intangible assets, net for each of the next five years is as follows:

(dollars in thousands)	Amount
2026	$3,138
2027	2,761
2028	2,465
2029	2,160
2030	2,003
Thereafter	5,953
$18,480

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
not required to be treated as brokered deposits up to the lesser of 20% of the Bank’s total liabilities or $5 billion.
As of December 31, 2025, reciprocal deposits were $743.6 million, representing 22.1% of total deposits and 21.6% of Bank’s total liabilities, compared to $754.4 million, or 22.2% of total deposits and 21.8% of Bank’s total liabilities at December 31, 2024. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non core funding dependence ratio. These two ratios were still within the Bank's internal policy limit. In connection with the Merger, the Company acquired $442.7 million in fair value of reciprocal deposits, of which $98.4 million was in ICS, $306.6 million in Reich & Tang Deposit Solutions (“R&T”) networks and $37.7 million in CDARS. The Company no longer participated in R&T networks. These deposits were moved to ICS deposits.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $65.1 million and $80.6 million as of December 31, 2025 and 2024, respectively. Brokered time deposits totaled $3.8 million and $121.1 million as of December 31, 2025 and 2024, respectively.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of December 31, 2025 and 2024, total collateralized deposits, including the deposits of the State of California and their public agencies, were $45.8 million and $25.1 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 10 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At December 31, 2025, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
2026	$126,895
2027	1,205
2028	20
2029	125
2030	1
$128,246

NOTE 10 - BORROWING ARRANGEMENTS

A summary of outstanding borrowings as of December 31 follows:

(dollars in thousands)	2025	2024
FHLB advances	$—	$—
Subordinated debt	33,832	69,725
Total borrowings	$33,832	$69,725

Federal Home Loan Bank Secured Line of Credit
At December 31, 2025, the Company had a secured line of credit of $814.3 million from the FHLB, of which $749.3 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At December 31, 2025, the Company had pledged $2.20 billion of

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.44 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at December 31, 2025, the Company used $65.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at December 31, 2025 and 2024.
Federal Reserve Bank Secured Line of Credit
At December 31, 2025, the Company had credit availability of $327.8 million at the Federal Reserve discount window to the extent of collateral pledged. At December 31, 2025, the Company had pledged debt securities with an amortized cost of $52.9 million as collateral, and qualifying loans with an unpaid principal balance of $351.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $27.6 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at December 31, 2025 and 2024.
Federal Funds Unsecured Lines of Credit
At December 31, 2025, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at December 31, 2025 and 2024.
Revolving Line of Credit
The Company assumed a senior revolving line of credit from CALB in connection with the Merger with a commitment of $3.0 million. This facility was secured by 100% of the common stock of the Bank. This revolving line of credit’s interest, due quarterly, was Prime plus 0.40% and matured in November 2024 and was not renewed. The revolving line of credit contained certain financial covenants, including but not limited to, minimum capital, classified asset, non-performing asset, primary and secondary liquidity, and debt service coverage ratios.
Fixed-to-Floating Rate Subordinated Debt
On May 28, 2020, the Company issued $18 million of 5.50% Fixed-to-Floating Rate Subordinated Debt Due 2030 (the “Notes”). The Notes mature March 25, 2030 and accrue interest at a fixed rate of 5.50% through the fixed-rate period to March 26, 2025, after which interest accrues at a floating rate of 90-day Secured Overnight Financing Rate (“SOFR”) plus 3.50%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. Issuance costs of $475 thousand were incurred and are being amortized over the first 5-year fixed term of the Notes; unamortized issuance costs at December 31, 2025 and 2024, were zero and $40 thousand, respectively. The net unamortized issuance costs was netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization expense was recorded in interest expense in the consolidated statements of income. During the second quarter of 2025, the Company redeemed all $18 million of the subordinated debt at par value.
In connection with the Merger, the Company assumed $20 million in subordinated debt, with a fixed interest rate of 5.00% and a stated maturity of September 30, 2030. Beginning September 30, 2025, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 4.88%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
subordinated debt was initially recognized with a fair value discount of $794 thousand. At December 31, 2025 and 2024, the net unamortized fair value discount was zero and $509 thousand, respectively. The net unamortized fair value discount was netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount was recorded in interest expense in the consolidated statements of income. During the third quarter of 2025, the Company redeemed all $20 million of the subordinated debt at par value.
In addition and in connection with the Merger, the Company assumed an additional $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At December 31, 2025 and 2024, the net unamortized fair value discount was $1.2 million and $2.7 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of income. At December 31, 2025, the Company was in compliance with all covenants and terms of these notes.

NOTE 11 - INCOME TAXES

The Company does not have pretax income from continuing foreign operations or foreign tax expense during the years ended December 31, 2025 and 2024. The income tax expense for the years ended December 31, is comprised of the following:

(dollars in thousands)	2025	2024
Current tax expense:
Federal	$8,648	$1,290
State	4,769	1,966
Total current tax expense	13,417	3,256
Deferred tax expense (benefit):
Federal	6,997	497
State	4,485	(923)
Total deferred tax expense (benefit)	11,482	(426)
Total income tax expense	$24,899	$2,830

The following table presents cash payments for income taxes, net of refunds received, buy jurisdiction for the years ended December 31:

(dollars in thousands)	2025	2024
Federal	$4,253	$2,720
State:
California	5,480	166
Other states(1)	46	—
	$9,779	$2,886

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
(1)Represents states that individually accounted for less than 5% of the total taxes paid, net of refunds received.
A comparison of the federal statutory income tax rates to the Company’s effective income tax rates at December 31 follows:

	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Statutory federal income tax provision	$18,471	21.0%	$1,735	21.0%
State taxes(1)	7,310	8.3%	824	10.0%
Tax credits:
Net expense (benefit) related to tax credit equity investment	(516)	(0.6)%	21	0.3%
Nontaxable or nondeductible items:
Bank owned life insurance	(490)	(0.6)%	(367)	(4.4)%
Tax exempt interest income	(94)	(0.1)%	(218)	(2.6)%
Excess executive compensation	378	0.4%	533	6.4%
Merger expenses	—	—%	374	4.5%
Other	152	0.2%	100	1.1%
Other adjustments:
Employee stock-based compensation	(307)	(0.3)%	(103)	(1.3)%
Other	(5)	—%	(69)	(0.8)%
	$24,899	28.3%	$2,830	34.2%
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The Company is subject to federal income and California franchise tax, as well as various immaterial states taxes. Income tax returns for the years ended after December 31, 2021 are open to audit by federal authorities and income tax returns for the years ending after December 31, 2020 are open to audit by California authorities. Other states vary, but generally income tax returns for the years ending after December 31, 2020 are subject to examination by those state authorities. There were no interest and penalties related to unrecognized tax benefits in income tax expense at December 31, 2025 and 2024. The total amount of unrecognized tax benefits was zero at December 31, 2025 and 2024.
Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. At December 31, 2025 and 2024, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for loan losses	$9,895	$14,860
Organizational expenses	89	102
Stock-based compensation	1,383	1,626
Fair value adjustment on acquired loans	8,894	16,833
Net operating loss carryforward	8,050	8,939
Accrued expenses	1,882	1,253
Deferred compensation	2,165	1,997
California franchise tax	1,004	412

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

(dollars in thousands)	2025	2024
Depreciation differences	47	297
Operating Lease liabilities	5,455	5,384
Unrealized loss on securities available for sale	680	2,787
Other	1,045	1,535
Total deferred tax assets	40,589	56,025

Deferred tax liabilities:
Deferred loan costs	(1,236)	(1,169)
Core deposit intangibles	(5,589)	(6,790)
Right of use asset	(4,348)	(4,219)
Other	(375)	(720)
Total deferred tax liabilities	(11,548)	(12,898)
Net deferred tax assets	$29,041	$43,127

Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to use any net unrealized built-in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a greater than 50% ownership change over a designated testing period not to exceed three years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.
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
As a result of the acquisition of CalWest in 2020, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $3.9 million and $5.4 million at December 31, 2025, which are scheduled to begin expiring in 2030 for federal and 2034 for California. The federal and California net operating loss carryforwards are subject to annual limitations of $381 thousand each year.
As a result of the merger with CALB completed in 2024, the Company has federal and California Section 382 limited net operating loss carryforwards of approximately $20.8 million and $28.1 million at December 31, 2025. The federal and California net operating loss carryforwards are subject to annual limitations of $7.8 million each year. Other state acquired net operating losses are immaterial to the consolidated financial statements at December 31, 2025. The Company expects to fully utilize the recorded federal, California, and other state net operating loss carryforwards before they expire.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
NOTE 12 - EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

(dollars in thousands, except share and per share data)	2025	2024
Net income	$63,058	$5,433

Weighted average common shares outstanding - basic	32,391,016	24,247,064
Dilutive effect of outstanding:
Stock options and unvested stock grants(1)	355,094	376,333
Weighted average common shares outstanding - diluted	32,746,110	24,623,397

Earnings per common share - basic	$1.95	$0.22
Earnings per common share - diluted	$1.93	$0.22
(1)The dilutive effect of stock options and unvested stock grants is determined using the treasury method.

For the years ended December 31, 2025 and 2024, there were 5,328 and 97,211 restricted stock units and zero and 1,989 stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of voting securities.
The balance of these loans outstanding and activity in related party loans for the periods ended December 31, 2025 and 2024 follows:

(dollars in thousands)	2025	2024
Balance at beginning of year	$27,734	$5,928
Assumed in the Merger	—	22,523
Payoffs	(1,553)	—
Repayments	(1,738)	(717)
Balance at end of year	$24,443	$27,734
Directors and related interests deposits at December 31, 2025 and 2024, amounted to approximately $37.5 million and $62.9 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of any class of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expense for each of 2025 and 2024 was $44 thousand and $44 thousand and future minimum lease payments under the lease were $62 thousand as of December 31, 2025.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
In April 2022, the holding company entered into an investment commitment for $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At December 31, 2025 and 2024, total capital contributions to this investment were $1.5 million and $1.2 million, respectively.

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

The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at December 31:

(dollars in thousands)	2025	2024
Commitments to extend credit	$877,525	$925,076
Letters of credit issued to customers	23,589	16,147
Commitments to contribute capital to other equity investments	7,859	5,914
	$908,973	$947,137

The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, annual benefits range from $20 thousand to $75 thousand. In connection with the Merger, the Company assumed all SERP agreements from CALB, under the same terms and conditions, with the exception of the Chief Executive Officer whose maximum “targeted benefit amount” increased from 25% to 30% of the average of his three highest calendar years of base salary as part of his employment agreement with the Company. In connection with the retirement of the Company’s former CEO and the related Transition and Separation Agreement, $336 thousand benefits under the SERP were accelerated on December 31, 2025, resulting in a total SERP liability of $2.1 million.The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements in 2025 and 2024 was $1.3 million and $746 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
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
December 31, 2025 and 2024

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
For the year ended December 31, 2025, total stock-based compensation cost related to stock options and restricted shares units was $5.8 million. For the year ended December 31, 2024, total stock-based compensation cost related to stock options and restricted shares units was $6.2 million. Included in this amount was $1.1 million related to the acceleration of vesting for replacement awards issued in connection with the Merger to non-continuing directors, executives and employees.
Stock Options

As of December 31, 2025, there was $9 thousand of total unrecognized compensation cost related to the outstanding stock options to be recognized over a period of 0.9 years. There were 18,013 and 112,275 stock options exercised with the intrinsic value of $146 thousand and $788 thousand in 2025 and

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
2024, respectively. There were approximately $406 thousand in related tax benefits for the disqualifying disposition of incentive stock options (“ISO”) exercised for the year ended December 31, 2025. There were $72 thousand related tax expense for non-qualified stock option exercised for the year ended December 31, 2024. There were no disqualifying disposition of ISO exercised during the year ended December 31, 2024.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the years ended December 31, 2025 and 2024.
A summary of changes in outstanding stock options during the years ended December 31, 2025 and 2024 are presented below:

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025
Outstanding at beginning of year	136,888	$9.64
Granted	—	$—
Exercised	(18,013)	$7.34
Expired	—	$—
Forfeited	—	$—
Outstanding at end of year	118,875	$9.98	2.0 Years	$1,033
Options exercisable	117,325	$9.97	2.0 Years	$1,021

(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024
Outstanding at beginning of year	272,813	$9.30
Granted	—	$—
Exercised	(112,275)	$8.47
Expired	(750)	$5.93
Forfeited	(22,900)	$11.48
Outstanding at end of year	136,888	$9.64	2.8 Years	$945
Options exercisable	132,388	$9.61	2.7 Years	$918

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Restricted Stock Units

A summary of the changes in outstanding unvested restricted stock units during the years ended December 31, 2025 and 2024 is presented below:

December 31, 2025	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,048,899	$14.73
Granted	201,139	$15.71
Vested	(503,406)	$13.92
Forfeited	(32,727)	$16.12
Unvested at end of year	713,905	$15.51

December 31, 2024	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	637,899	$13.11
Granted(1)	958,016	$15.49
Vested(2)	(430,179)	$13.78
Forfeited	(116,837)	$15.69
Unvested at end of year	1,048,899	$14.73
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

As of December 31, 2025, there was $7.7 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.7 years. The total grant date fair value of restricted stock units vested during 2025 and 2024 was $7.0 million and $5.9 million, respectively. Related tax benefits were approximately $19 thousand and $307 thousand for the years ended December 31, 2025 and 2024, respectively.

NOTE 16 - SHAREHOLDERS’ EQUITY

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
There were 211,928 shares repurchased at a weighted average market price of $15.89 and a total cost of $3.4 million under this share repurchase plan during the year ended December 31, 2025. The remaining maximum number of shares authorized to be repurchased under this program was 1,388,072 shares at December 31, 2025.
During the third quarter of 2024, the Company issued 13,579,454 shares of common stock, including net shares for the settlement of accelerated restricted stock units, in connection with the Merger (refer to Note 2 - Business Combinations for additional information).

NOTE 17 - REGULATORY MATTERS

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
For a bank holding company and bank to be considered to be “adequately capitalized” it is required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. For a holding company and bank considered to be “well capitalized,” it must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2025 and 2024, the Company’s and the Bank’s regulatory capital ratios exceeded the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of December 31, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at December 31, 2025. At December 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum ratios as set forth in the table below.
The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$519,772	14.86%	$279,836	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	451,511	12.91%	209,877	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	451,511	12.91%	157,408	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	451,511	11.27%	160,304	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$497,919	14.24%	$279,707	8.0%	$349,634	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	463,490	13.26%	209,780	6.0%	279,707	8.0%
CET1 Capital (to Risk-Weighted Assets)	463,490	13.26%	157,335	4.5%	227,262	6.5%
Tier 1 Capital (to Average Assets)	463,490	11.57%	160,210	4.0%	200,262	5.0%

As of December 31, 2024:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$496,912	13.67%	$290,897	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$218,173	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	$385,354	10.60%	$163,630	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	$385,354	9.53%	$161,710	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$492,433	13.55%	$290,753	8.0%	$363,441	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	450,600	12.40%	218,065	6.0%	290,753	8.0%
CET1 Capital (to Risk-Weighted Assets)	450,600	12.40%	163,548	4.5%	236,237	6.5%
Tier 1 Capital (to Average Assets)	450,600	11.15%	161,689	4.0%	202,111	5.0%

The primary source of funds for the Company is dividends from the Bank. During the years ended December 31, 2025 and 2024, dividends paid by the Bank to the Company were $60.0 million and zero, respectively. Under federal law, the Bank may not declare a dividend in excess of its undivided profits and, absent the approval of the OCC, the Bank’s primary banking regulator, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that current period, year to date, combined with its retained net income for the preceding two years. The Bank is also prohibited from declaring or paying any dividend if, after making the dividend, the Bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment will constitute an unsafe or unsound practice.
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

NOTE 18 - FAIR VALUE

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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
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
The estimated fair value hierarchy level and estimated fair value of financial instruments at December 31, 2025 and 2024, is summarized as follows:

		2025		2024
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$52,013	$52,013	$60,471	$60,471
Federal funds and interest-bearing balances	Level 1	347,900	347,900	327,691	327,691
Debt securities available for sale	Level 1/2	234,890	234,890	142,001	142,001
Debt securities held to maturity	Level 2	52,936	49,308	53,280	47,823
Loans held for sale	Level 2	25,105	25,566	17,180	17,855
Loans held for investment, net	Level 3	2,999,539	3,000,768	3,088,625	3,080,175
Restricted stock, at cost	Level 2	30,932	30,932	30,829	30,829
Other equity securities	Level 2	14,760	14,760	13,691	13,691
Accrued interest receivable	Level 2	11,115	11,115	12,824	12,824

Financial liabilities:
Deposits	Level 2	3,370,581	3,370,456	3,398,760	3,398,447
Borrowings	Level 2	33,832	34,149	69,725	69,876
Accrued interest payable	Level 2	679	679	4,342	4,342

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
Recurring fair value measurements

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$161,016	$—	$161,016
SBA securities	—	3,816	—	3,816
U.S. Treasury	2,472	—	—	2,472
U.S. Agency	—	1,793	—	1,793
Collateralized mortgage obligations	—	64,855	—	64,855
Taxable municipals	—	938	—	938
	$2,472	$232,418	$—	$234,890

December 31, 2024
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$83,274	$—	$83,274
SBA securities	—	5,333	—	5,333
U.S. Treasury	12,326	—	—	12,326
U.S. Agency	—	1,670	—	1,670
Collateralized mortgage obligations	—	37,663	—	37,663
Taxable municipals	—	909	—	909
Tax exempt bank-qualified municipals	—	826	—	826
	$12,326	$129,675	$—	$142,001

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
At December 31, 2025, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
were $83 thousand partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and $373 thousand related reserves were recorded during the year ended December 31, 2025.
At December 31, 2024, the Company took a partial charge-off of $967 thousand on the individually evaluated loans in 2024.
Other real estate owned, net. Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2025.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Collateral dependent loans (1):
Construction and Land	$13,908	$—	$—	$13,908
1-4 Family Residential	—	—	—	—
Multifamily Residential	—	—	—	—
Commercial real estate and other	—	—	—	—
Commercial and industrial	—	—	—	—
Total collateral dependent loans	$13,908	$—	$—	$13,908

December 31, 2024
Collateral dependent loans (1):
Construction and Land	$9,708	$—	$—	$9,708
1-4 Family Residential	4,191	—	—	4,191
Commercial real estate and other	14,316	—	—	14,316
Commercial and industrial	6,476	—	—	6,476
Total collateral dependent loans	$34,691	$—	$—	$34,691
Foreclosed assets:
Other real estate owned, net	$4,083	$—	$—	$4,083
(1) Collateral-dependent loans whose fair value is based upon appraisals.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of December 31, 2025. The balance as of December 31, 2024 included $20.8 million in PCD loans.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
December 31, 2025
Collateral dependent loans
Construction and Land	$9,281	Fair value of property	Cost to sell	7.19% – 7.19% (7.19%)
	4,627	Fair value of land	Cost to sell	7.64% - 7.64% (7.64%)
Total collateral dependent loans	$13,908

December 31, 2024
Collateral dependent loans
Construction and Land	$9,708	Fair value of property	Cost to sell	7.50%-7.50% (7.50%)
1-4 Family Residential	4,191	Fair value of property	Cost to sell	7.50%-7.50% (7.50%)
Commercial real estate and other	14,316	Fair value of property	Discount to appraised values	18.13%-30.00% (19.70%)
			Costs to sell	7.50%-7.50% (7.50%)
	14,316
Commercial and industrial	5,582	Fair value of collateral	Discount to appraised values	20.00%-60.00% (27.37%)
			Costs to sell	7.50%-7.50% (7.50%)
	894	Fair value of property	Costs to sell	8.00%-10.00% (8.62%)
	6,476
Total collateral dependent loans	$34,691
Other real estate owned, net	$4,083	Market approach	Cost to sell	7.50%-7.50% (7.50%)

NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

California BanCorp was organized in 2020 to serve as the holding company for California Bank of Commerce, N.A., its wholly owned subsidiary. The earnings of the subsidiary are recognized using the equity method of accounting. The following tables present the parent company only condensed balance sheets at December 31, 2025 and 2024 and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2025 and 2024.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
California BanCorp (Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2025	2024
ASSETS
Cash	$21,377	$4,098
Investment in bank Subsidiary	591,819	577,083
Other investments	2,005	1,610
Accrued interest and other assets	8	380
Total assets	$615,209	$583,171

LIABILITIES
Subordinated debt and other borrowings	$33,832	$69,725
Accrued interest and other liabilities	4,791	1,610
Total liabilities	38,623	71,335

SHAREHOLDERS’ EQUITY
Common stock	442,394	442,469
Retained earnings	135,813	76,008
Accumulated other comprehensive loss, net of taxes	(1,621)	(6,641)
Total shareholders’ equity	576,586	511,836
Total liabilities and shareholders’ equity	$615,209	$583,171

California BanCorp (Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2025	2024
INCOME
Other interest and dividends	$11	$—
Dividends from bank subsidiary	60,000	—
Total income	60,011	—
EXPENSES
Interest on borrowings	4,628	2,950
Other noninterest expense	463	535
Total expenses	5,091	3,485
Income (loss) before income taxes	54,920	(3,485)
Income tax benefit	1,581	1,071
Income (loss) before equity in undistributed earnings of bank subsidiary	56,501	(2,414)
Equity in undistributed earnings of bank subsidiary	6,557	7,847
Net income	$63,058	$5,433

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025 and 2024
California BanCorp (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2025	2024
OPERATING ACTIVITIES
Net Income	$63,058	$5,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt issuance costs and discounts	2,107	1,028
Equity in undistributed earnings of bank subsidiary	(6,557)	(7,847)
Other items	3,549	(168)
Net cash provided by (used in) operating activities	62,157	(1,554)

INVESTING ACTIVITIES
Net purchase of other equity investments	(391)	(329)
Cash acquired in business combination	—	1,445
Net cash (used in) provided by investing activities	(391)	1,116

FINANCING ACTIVITIES
Repayment of subordinated debt	(38,000)	—
Repurchases of common shares	(3,366)	—
Common stock dividends	(3,253)	—
Proceeds from exercise of stock options	132	950
Net cash (used in) provided by financing activities	(44,487)	950

Increase in cash and cash equivalents	17,279	512
Cash and cash equivalents, beginning of year	4,098	3,586
Cash and cash equivalents, end of year	$21,377	$4,098

NOTE 20 - SUBSEQUENT EVENTS

On March 12, 2026, the Company declared a $0.10 cash dividend payable on April 15, 2026 to shareholders of record as of March 24, 2026.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s disclosure controls and procedures during its fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, these controls and procedures.
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

As of December 31, 2025, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during its fourth fiscal quarter of 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Trading Plans
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth fiscal quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors, executive officers and certain corporate governance practices is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
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

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.
The following table provides information at December 31, 2025 with respect to securities outstanding and available under our plans under which our securities are authorized for issuance:

	Number of Securities to	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	to Remaining and
Equity Compensation Plan Category	Exercise of Outstanding Options and Awards	Outstanding Options and Awards	Available for Future Issuance
Plans approved by shareholders(1)			1,012,773
Stock Options	118,875	$9.98
Restricted Shares(2)	713,905	$—
	832,780	$1.43	1,012,773
Plans not approved by shareholders	—	$—	—
Total	832,780	$1.43	1,012,773
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
(2) Includes 114,945 restricted stock units outstanding under the CALB Amended and Restated 2017 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
Information concerning our principal accountant's fees and services is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year.

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

10.2	California BanCorp 2019 Omnibus Equity Incentive Plan, as amended* (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on November 7, 2025)
10.3
Form of California BanCorp Deferred Payment Restricted Share Agreement (2019 Omnibus Equity Incentive Plan)* (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 7, 2025)

10.4	Form of California BanCorp Deferred Payment Restricted Share Agreement (2019 Omnibus Equity Incentive Plan)* **
10.5
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
10.8
Form of Restricted Stock Unit Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.9
Form of Change in Control Agreement by and among California BanCorp, California Bank of Commerce, N.A. and each of Thomas Dolan and Richard Hernandez* (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on April 1, 2025)

10.10
Form of Change in Control Agreement, by and among California BanCorp, Bank of Commerce, N.A. and certain of its executive officers* (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on April 1, 2025)

10.11
Supplemental Executive Retirement Agreement, dated as of July 14, 2021, by and between Bank of Southern California, N.A. and Thomas Dolan* (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

Exhibit No.	Description
10.12
Supplemental Executive Retirement Agreement, dated as of July 14, 2021, by and between Bank of Southern California, N.A. and Richard Hernandez* (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.13
Employment Agreement by and among David I. Rainer, California BanCorp and California Bank of Commerce, N.A., dated as of February 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 18, 2026)

10.14
Employment Agreement by and among Steven E. Shelton, Southern California Bancorp and Bank of Southern California, N.A., dated as of January 30, 2024* (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K,filed on January 30, 2024)

10.15
Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to the Exhibit 10.14 to CALB’s Form 10 filed with the SEC on March 4, 2020)

10.16
Amendment to Executive Supplemental Compensation Agreement by and between California Bank of Commerce, N.A. and Steven E. Shelton dated as of July 31, 2024* (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)

10.17
Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.18 to CALB’s Form 10 filed with the SEC on March 4, 2020)

10.18
Transition and Separation Agreement, dated December 31, 2025, by and among California BanCorp, California Bank of Commerce, N.A., and Steven E. Shelton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 7, 2026)

10.19
Stock Purchase Agreement, dated September 22, 2016, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners VI, LP. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.20
Side Letter, dated October 16, 2019, by and between Bank of Southern California, N.A. and Castle Creek Capital Partners, VI, LP. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed on April 6, 2023)

10.21	California BanCorp Management Incentive Plan * **
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2025)
21.1	Subsidiaries of California BanCorp (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2025)
23.1	Consent of RSM US, LLP, independent registered public accounting firm.**
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 15, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL
*	Indicates a management contract or compensatory plan.
**	Filed herewith.
+	Furnished herewith.

Item 16. Form 10–K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: March 13, 2026	/s/ David I. Rainer
David I. Rainer
Chairman and Chief Executive Officer
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

Signature	Title	Date

/s/ David I. Rainer	Chairman and Chief Executive Officer	March 13, 2026
David I. Rainer	(Principal Executive Officer)

/s/ Thomas Dolan	Chief Financial Officer	March 13, 2026
Thomas Dolan	(Principal Financial Officer)

/s/ Joann Yeung	Chief Accounting Officer	March 13, 2026
Joann Yeung	(Principal Accounting Officer)

/s/ Andrew Armanino	Director	March 13, 2026
Andrew Armanino

/s/ Stephen Cortese	Director	March 13, 2026
Stephen Cortese

/s/ Kevin Cullen	Director	March 13, 2026
Kevin Cullen

/s/ Frank D. Di Tomaso	Director	March 13, 2026
Frank D. Di Tomaso

/s/ Rochelle Klein	Director	March 13, 2026
Rochelle Klein

/s/ Dr. Lester Machado	Director	March 13, 2026
Dr. Lester Machado

/s/ Frank Muller	Director	March 13, 2026
Frank Muller

/s/ David J. Volk	Director	March 13, 2026
David J. Volk

/s/ Anne Williams	Director	March 13, 2026
Anne Williams