Form 10-Q
period 2026-03-31
California BanCorp \ CA
filed 2026-05-08
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2026, the registrant had 32,164,824 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
MARCH 31, 2026

Cautionary Note Regarding Forward-Looking Statements
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
•the impact of current and future governmental monetary and fiscal policies, such as the implementation of tariffs and counter-tariffs; and
•other factors and risks described in this quarterly report and from time to time in other documents that we file or furnish with the Securities and Exchange Commission (“SEC”), including, without limitation, the risks described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on March 13, 2026.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$56,390	$52,013
Federal funds and other interest-bearing balances	354,750	347,900
Total cash and cash equivalents	411,140	399,913
Debt securities available-for-sale, at fair value (amortized cost of $303,968 and $237,191 at March 31, 2026 and December 31, 2025)	298,617	234,890
Debt securities held-to-maturity, at amortized cost (fair value of $48,467 and $49,308 at March 31, 2026 and December 31, 2025)	52,849	52,936
Loans held for sale, at lower of cost or fair value	24,096	25,105
Loans held for investment	2,972,833	3,033,887
Allowance for credit losses on loans	(34,002)	(34,348)
Loans held for investment, net	2,938,831	2,999,539
Restricted stock, at cost	30,940	30,932
Premises and equipment, net	11,978	12,116
Right-of-use asset	15,463	15,094
Other real estate owned, net	8,613	—
Goodwill	110,934	110,934
Intangible assets, net	17,680	18,480
Bank owned life insurance	67,407	67,367
Deferred taxes, net	26,184	29,041
Accrued interest receivable and other assets	34,002	37,039
Total assets	$4,048,734	$4,033,386
LIABILITIES
Noninterest-bearing demand	$1,247,363	$1,178,256
Interest-bearing NOW accounts	833,601	840,593
Money market and savings accounts	1,206,598	1,223,486
Time deposits	105,923	128,246
Total deposits	3,393,485	3,370,581
Borrowings	34,221	33,832
Operating lease liability	19,184	18,936
Accrued interest payable and other liabilities	24,009	33,451
Total liabilities	3,470,899	3,456,800
Commitments and contingencies (Note 3 and 10)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,152,298 and 32,418,182 at March 31, 2026 and December 31, 2025	435,249	442,394
Retained earnings	146,355	135,813
Accumulated other comprehensive loss - net of taxes	(3,769)	(1,621)
Total shareholders’ equity	577,835	576,586
Total liabilities and shareholders’ equity	$4,048,734	$4,033,386
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$45,628	$50,686
Interest on debt securities	2,778	1,524
Interest on tax-exempted debt securities	298	305
Interest on deposits at other financial institutions	4,143	3,803
Interest and dividends on other interest-earning assets	938	507
Total interest and dividend income	53,785	56,825
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	10,059	11,116
Interest on time deposits	943	2,063
Interest on borrowings	699	1,391
Total interest expense	11,701	14,570
Net interest income	42,084	42,255
Reversal of provision for credit losses	(381)	(3,776)
Net interest income after reversal of provision for credit losses	42,465	46,031
NONINTEREST INCOME
Service charges and fees on deposit accounts	811	776
Interchange and ATM income	289	410
Gain on sale of loans	—	577
Income from bank owned life insurance	518	463
Servicing and related income on loans, net	78	142
Other charges and fees	441	198
Total noninterest income	2,137	2,566
NONINTEREST EXPENSE
Salaries and employee benefits	16,550	15,864
Occupancy and equipment	1,989	2,152
Data processing and communications	1,965	1,935
Legal, audit and professional	709	859
Regulatory assessments	527	722
Director and shareholder expenses	337	404
Intangible asset amortization	800	948
Litigation settlements, net	75	—
Other real estate owned expenses/losses	104	68
Other expenses	2,456	1,968
Total noninterest expense	25,512	24,920
Income before income taxes	19,090	23,677
Income tax expense	5,299	6,824
Net income	13,791	16,853
Earnings per share:
Basic	$0.43	$0.52
Diluted	$0.42	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$13,791	$16,853

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale:
Change in net unrealized (loss) gain	(3,050)	3,166
Income tax expense (benefit):
Change in net unrealized (loss) gain	(902)	936
Total other comprehensive (loss) income, net of tax	(2,148)	2,230
Total comprehensive income, net of tax	$11,643	$19,083

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Three months ended March 31, 2026:
Balance at December 31, 2025	32,418,182	$442,394	$135,813	$(1,621)	$576,586
Stock-based compensation	—	1,361	—	—	1,361
Stock options exercised	33,250	228	—	—	228
Restricted stock units vested	183,065	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(72,284)	(1,322)	—	—	(1,322)
Repurchases of common shares	(409,915)	(7,412)			(7,412)
Common stock dividends ($0.10 per share)	—	—	(3,249)	—	(3,249)
Net income	—	—	13,791	—	13,791
Other comprehensive loss, net of tax	—	—	—	(2,148)	(2,148)
Balance at March 31, 2026	32,152,298	$435,249	$146,355	$(3,769)	$577,835

Three months ended March 31, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	1,480	—	—	1,480
Stock options exercised	5,138	40	—	—	40
Restricted stock units vested	197,948	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(66,881)	(1,055)	—	—	(1,055)
Net income	—	—	16,853	—	16,853
Other comprehensive income, net of tax	—	—	—	2,230	2,230
Balance at March 31, 2025	32,402,140	$442,934	$92,861	$(4,411)	$531,384

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$13,791	$16,853
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of net discounts and deferred loan fees	(3,934)	(6,120)
Depreciation on premises and equipment	374	546
Intangible asset amortization	800	948
Amortization of discounts on debt securities	(566)	(218)
Gain on sale of loans	—	(577)
Loans originated for sale	—	(8,955)
Proceeds from sales of and principal collected on loans held for sale	—	9,569
Reversal of provision for credit losses	(381)	(3,776)
Deferred income tax expense	3,759	5,566
Stock-based compensation	1,361	1,480
Income from bank owned life insurance	(518)	(463)
Valuation allowance on loans held for sale	266	—
Net change in other items	(6,417)	(7,870)
Net cash provided by operating activities	8,535	6,983

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	877	—
Proceeds from maturities and paydowns of debt securities available for sale	7,085	13,878
Purchases of debt securities available for sale	(73,209)	—
Purchases of restricted stock	(8)	(17)
Net (contributions) distributions of other stock investments	(120)	258
Net repayment of loans	57,153	87,321
Purchases of premises and equipment	(236)	(105)
Net cash (used in) provided by investing activities	(8,458)	101,335

FINANCING ACTIVITIES
Net increase in deposits	22,905	(56,224)
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(10,000)	—
Proceeds from exercise of stock options	228	40
Repurchase of shares in settlement of restricted stock units	(1,322)	(1,055)
Repurchase of common stock under authorized stock repurchase program	(7,412)	—
Common stock dividends	(3,249)	—
Net cash provided by (used in) financing activities	11,150	(57,239)

Net change in cash and cash equivalents	11,227	51,079
Cash and cash equivalents at beginning of period	399,913	388,162
Cash and cash equivalents at end of period	$411,140	$439,241
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended March 31, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,606	$16,965
Taxes paid	—	—
Lease liability arising from obtaining right-of-use assets	1,461	—
Loans transferred to other real estate owned	8,613	—
Goodwill adjustments	$—	$(7)
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small to medium-sized businesses through its 14 branch offices, including 11 commercial banking offices, serving California.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Operating Segments
We operate one reportable segment — commercial banking. The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Company’s chief operating decision maker (“CODM”) is a role shared by three executive officers, the Chairman and Chief Executive Officer, President of the Company and Bank, and Chief Financial Officer of the Company and Chief Strategy Officer of the Bank. The Company’s CODM monitors revenue streams and other information regarding the products and services offered through the Company’s banking operations. The information provided to the CODM is presented on an aggregated single segment level basis, which is consistent with the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q. The CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and comparing budgeted to actual results in assessing operating results and in allocating resources, with profitability only determined at a single segment level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis, coupled with the monitoring of budgeted to actual results, is used in assessing performance and allocating resources. Loans, investments, and deposits provide the revenues from the Company's operations. Interest expense, provisions for credit losses, salaries and benefits, and occupancy expenses represent the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying consolidated statements of operations presented in this Quarterly Report on Form 10-Q. All of the Company’s operations are domestic. The Company’s assets are reflected in the accompanying consolidated balance sheets as “total assets.”

Significant Accounting Policies
Our accounting and reporting policies are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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
On January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This standard amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this standard, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (often referred to as the gross-up approach). These amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). Early adoption is permitted, and the standard is to be applied prospectively. The adoption of ASU 2025-08 did not have a material impact on the consolidated financial statements..
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
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11 which is intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, rather, the objective of the amendments is to provide clarity on the current interim reporting requirements. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2026
Taxable municipals	$555	$—	$(67)	$488
Tax exempt municipals	52,294	—	(4,315)	47,979
	$52,849	$—	$(4,382)	$48,467

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308

The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$230,171	$1,359	$(4,193)	$227,337
SBA securities	3,405	8	(53)	3,360
U.S. Treasury	2,641	—	(185)	2,456
U.S. Agency	2,000	—	(217)	1,783
Collateralized mortgage obligations	64,745	239	(2,240)	62,744

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Taxable municipals	1,006	2	(71)	937
	$303,968	$1,608	$(6,959)	$298,617

December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890

During the three months ended March 31, 2026 and 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2026 and December 31, 2025, the Company did not hold securities of any single issuer, such as a corporation, municipality, or foreign entity, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.4 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At March 31, 2026, available-for-sale debt securities with an amortized cost of $87.8 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.8 million that were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $14.7 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of March 31, 2026 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2026
Due in one year or less	$—	$—	$39	$40
Due after one year through five years	—	—	11,259	10,641
Due after five years through ten years	40,507	37,394	13,540	12,572

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after ten years	12,342	11,073	279,130	275,364
	$52,849	$48,467	$303,968	$298,617
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three months ended March 31, 2026 and 2025.
Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
March 31, 2026:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(2,121)	$139,044	$(2,072)	$21,290	$(4,193)	$160,334
SBA securities	—	—	(53)	2,458	(53)	2,458
U.S. Treasury	—	—	(185)	2,456	(185)	2,456
U.S. Agency	—	—	(217)	1,783	(217)	1,783
Collateralized mortgage obligations	(233)	17,008	(2,007)	24,382	(2,240)	41,390
Taxable municipals	—	—	(71)	435	(71)	435
	$(2,354)	$156,052	$(4,605)	$52,804	$(6,959)	$208,856
December 31, 2025:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(329)	$47,667	$(2,072)	$28,726	$(2,401)	$76,393
SBA securities	—	—	(54)	2,813	(54)	2,813
U.S. Treasury	—	—	(182)	2,472	(182)	2,472
U.S. Agency	—	—	(207)	1,793	(207)	1,793
Collateralized mortgage obligations	(35)	7,971	(1,860)	25,234	(1,895)	33,205
Taxable municipals	—	—	(68)	438	(68)	438
	$(364)	$55,638	$(4,443)	$61,476	$(4,807)	$117,114

As of March 31, 2026, the Company had a total of 101 available-for-sale debt securities in a gross unrealized loss position totaling $7.0 million, including 60 securities with total gross unrealized losses of $4.6 million that had been in a continual loss position for twelve months and longer. As of December 31, 2025, the Company had a total of 78 available-for-sale debt securities in a gross unrealized loss position totaling $4.8 million, including 63 securities with total gross unrealized losses of $4.4 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss. At March 31, 2026, the Company had a net unrealized loss on available-for-sale debt securities of $5.4 million, or $3.8 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $2.3 million, or $1.6 million net of tax in accumulated other comprehensive loss, at December 31, 2025.

Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At March 31, 2026, the total fair value of taxable municipal securities was $937 thousand, and all of these securities were rated AA and above. At December 31, 2025, the total fair value of taxable municipal securities was $938 thousand, and all of these securities were rated AA and above.
At March 31, 2026, 61 held-to-maturity debt securities with fair values totaling $48.5 million had gross unrecognized losses totaling $4.4 million, compared to 61 held-to-maturity debt securities with fair values totaling $49.3 million had gross unrecognized losses totaling $3.6 million at December 31, 2025. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At March 31, 2026 and December 31, 2025, fair values of held-to-maturity debt securities rated AA and above totaled $45.3 million and $46.0 million, respectively and those rated AA- totaled $3.2 million and $3.3 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at March 31, 2026 and 2025 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three months ended March 31, 2026 and 2025.

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
The table below summarizes the Company’s restricted stock investments at March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Federal Reserve Bank	$15,635	$15,627
Federal Home Loan Bank	15,305	15,305
	$30,940	$30,932

During the three months ended March 31, 2026, the Company purchased $8 thousand of Federal Reserve stock, and there were no purchases of FHLB stock.

Other Equity Securities Without A Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both March 31, 2026 and December 31, 2025. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three months ended March 31, 2026 and 2025, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At March 31, 2026 and December 31, 2025, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $9.4 million and $9.1 million, respectively. Total unfunded capital commitments for these investments were $7.2 million at March 31, 2026. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three months ended March 31, 2026, the Company made $90 thousand of net capital contributions to these equity investments and recognized income of $181 thousand which is included in other charges and fees in the consolidated statements of income. At March 31, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three months ended March 31, 2026 and 2025, there were no losses recognized related to changes in the fair value.
The Company has also invested in and acquired limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At March 31, 2026 and December 31, 2025, the net amortized balance of these investments was $4.6 million and $4.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $352 thousand and $382 thousand at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Amortization expense included in income tax expense	$233	$306
Tax credits and other tax benefits recognized	267	253
Contributions	30	114

At March 31, 2026 and December 31, 2025, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired, and no loss was recognized related to changes in the fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Investment (“LHFI”)

The Company’s loan portfolio consists primarily of loans to borrowers within the California market. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 80% and 80% of total loans at March 31, 2026 and December 31, 2025, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s LHFI portfolio at March 31, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Construction and land development	$140,345	$138,894
Real estate - other:
1-4 family residential	129,121	142,399
Multifamily residential	273,007	324,075
Commercial real estate and other	1,848,663	1,820,445
Commercial and industrial	579,660	605,859
Consumer	2,037	2,215
Loans held for investment (1)	2,972,833	3,033,887
Allowance for credit losses	(34,002)	(34,348)
Loans held for investment, net	$2,938,831	$2,999,539
(1)LHFI includes net unearned fees of $2.3 million and $2.8 million and net unearned discounts on acquired loans of $28.1 million and $31.3 million at March 31, 2026 and December 31, 2025, respectively. The Company recognized $3.9 million and $6.1 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the three months ended March 31, 2026 and 2025, respectively.

The Company has pledged $2.29 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.45 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $324.7 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of March 31, 2026. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At March 31, 2026, the Company had loans held for sale totaling $24.1 million, consisting of $7.6 million of SBA 7(a) loans and $16.5 million of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At March 31, 2026 and December 31, 2025, the fair value of loans held for sale totaled $24.7 million and $25.6 million, respectively. Loan delinquencies for loans held for sale totaled $719 thousand, including $281 thousand of an SBA 7(a) loan and $298 thousand of consumer solar loans that were 30–89 days past due, and $140 thousand of consumer solar loans that were more than 90 days past due and still accruing interest. The Company recorded a $266 thousand valuation allowance related to its consumer solar loans in the first quarter of 2026.
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

The risk category of LHFI by class of loans and origination year as of March 31, 2026 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
Construction and land development
Pass	$1,102	$38,540	$41,341	$9,105	$37,184	$4,733	$—	$—	$132,005
Special mention	—	—	—	3,340	—	—	—	—	3,340
Substandard	—	—	—	—	5,000	—	—	—	5,000
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	1,102	38,540	41,341	12,445	42,184	4,733	—	—	140,345
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	3,167	2,462	1,521	1,640	31,605	38,165	47,899	—	126,459
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,662	—	—	—	2,662
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	3,167	2,462	1,521	1,640	34,267	38,165	47,899	—	129,121
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	3,937	54,541	15,981	18,855	46,851	132,684	158	—	273,007
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	3,937	54,541	15,981	18,855	46,851	132,684	158	—	273,007
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	51,600	272,593	93,933	89,614	429,575	766,416	83,015	—	1,786,746
Special mention	—	4,003	—	2,570	1,477	16,111	—	—	24,161
Substandard	—	—	—	185	18,185	13,176	6,210	—	37,756
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	51,600	276,596	93,933	92,369	449,237	795,703	89,225	—	1,848,663
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	9,771	75,204	35,525	18,147	45,476	68,750	273,380	254	526,507
Special mention	—	—	5,168	30	722	1,359	18,900	—	26,179
Substandard	—	292	1,823	876	16,319	796	5,893	975	26,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	9,771	75,496	42,516	19,053	62,517	70,905	298,173	1,229	579,660
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	91	—	1,123	—	552	—	271	—	2,037
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	91	—	1,123	—	552	—	271	—	2,037
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Total by risk rating:
Pass	$69,668	$443,340	$189,424	$137,361	$591,243	$1,010,748	$404,723	$254	$2,846,761

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
Special mention	—	4,003	5,168	5,940	2,199	17,470	18,900	—	53,680
Substandard	—	292	1,823	1,061	42,166	13,972	12,103	975	72,392
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$69,668	$447,635	$196,415	$144,362	$635,608	$1,042,190	$435,726	$1,229	$2,972,833
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The risk category of LHFI by class of loans and origination year as of December 31, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Construction and land development
Pass	$28,119	$39,469	$12,434	$35,050	$5,336	$2,263	$—	$2,343	$125,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	13,808	—	72	—	—	13,880
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	28,119	39,469	12,434	48,858	5,336	2,335	—	2,343	138,894
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	2,469	1,525	12,657	29,542	16,550	22,687	50,872	3,430	139,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,667	—	—	—	—	2,667
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	2,469	1,525	12,657	32,209	16,550	22,687	50,872	3,430	142,399
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	61,974	15,987	18,766	77,050	82,137	58,201	1,990	—	316,105
Special mention	—	—	—	7,970	—	—	—	—	7,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	61,974	15,987	18,766	85,020	82,137	58,201	1,990	—	324,075
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	259,144	96,078	81,643	422,093	342,770	472,569	70,135	15,711	1,760,143

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
Special mention	4,018	—	2,765	13,676	1,108	17,386	6,207	—	45,160
Substandard	—	—	3,161	195	1,450	10,336	—	—	15,142
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	263,162	96,078	87,569	435,964	345,328	500,291	76,342	15,711	1,820,445
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	82,767	42,546	18,481	44,235	17,898	57,091	289,223	5,349	557,590
Special mention	—	639	33	486	11	1,747	16,191	170	19,277
Substandard	293	1,052	954	16,421	17	828	8,063	1,364	28,992
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	83,060	44,237	19,468	61,142	17,926	59,666	313,477	6,883	605,859
YTD gross charge-offs	—	—	91	3,541	163	1,179	—	—	4,974
Consumer
Pass	431	873	—	649	2	1	259	—	2,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	431	873	—	649	2	1	259	—	2,215
YTD gross charge-offs	—	—	—	—	3,502	—	—	—	3,502

Total by risk rating:
Pass	$434,904	$196,478	$143,981	$608,619	$464,693	$612,812	$412,479	$26,833	$2,900,799
Special mention	4,018	639	2,798	22,132	1,119	19,133	22,398	170	72,407
Substandard	293	1,052	4,115	33,091	1,467	11,236	8,063	1,364	60,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$439,215	$198,169	$150,894	$663,842	$467,279	$643,181	$442,940	$28,367	$3,033,887
YTD gross charge-offs	$—	$—	$91	$3,541	$4,962	$1,896	$—	$—	$10,490

LHFI Past Due and Nonaccrual Loans
A summary of LHFI past due as of March 31, 2026 and December 31, 2025 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2026
Construction and land development	$—	$—	$—	$—	$5,000	$135,345	$140,345
Real estate - other:
1-4 family residential	2,662	—	—	2,662	—	126,459	129,121
Multifamily residential	—	—	—	—	—	273,007	273,007
Commercial real estate and other	8,743	—	—	8,743	23,690	1,816,230	1,848,663
Commercial and industrial	1,368	20	—	1,388	1,935	576,337	579,660
Consumer	—	—	—	—	—	2,037	2,037
	$12,773	$20	$—	$12,793	$30,625	$2,929,415	$2,972,833

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808	$125,086	$138,894
Real estate - other:
1-4 family residential	—	—	—	—	—	142,399	142,399
Multifamily residential	7,970	—	—	7,970	—	316,105	324,075
Commercial real estate and other	5,838	—	—	5,838	83	1,814,524	1,820,445
Commercial and industrial	845	53	—	898	2,195	602,766	605,859
Consumer	—	29	—	29	—	2,186	2,215
	$14,653	$82	$—	$14,735	$16,086	$3,003,066	$3,033,887

The Company had no LHFI that were over 90 days past due and were still accruing interest at March 31, 2026 and December 31, 2025.

LHFI Nonaccrual Loans
A summary of total LHFI nonaccrual loans and the amount of LHFI nonaccrual loans with no related ACL as of March 31, 2026 and December 31, 2025 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
March 31, 2026
Construction and land development	$5,000	$373	$—	$—	$5,000	$—
Real estate - other:
Commercial real estate and other	23,690	—	—	—	23,690	23,689
Commercial and industrial	1,388	122	547	—	1,935	547
Total	$30,078	$495	$547	$—	$30,625	$24,236

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2025
Construction and land development	$13,808	$373	$—	$—	$13,808	$8,808
Real estate - other:
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	1,865	207	330	—	2,195	553
Total	$15,756	$580	$330	$—	$16,086	$9,444

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
As of March 31, 2026, $45.1 million of loans were individually evaluated with a $373 thousand ACL attributed to such loans. At March 31, 2026, $44.5 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $547 thousand were evaluated using a discounted cash flow approach. One C&I loan with net amortized balance of $15.8 million was moved to individually evaluated loans due in part, to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of March 31, 2026. All other individually evaluated loans were on nonaccrual status at March 31, 2026.
As of December 31, 2025, $30.4 million of loans were individually evaluated with $373 thousand ACL attributed to such loans. At December 31, 2025, $29.8 million of the individually evaluated loans were evaluated based on the underlying value of the collateral, and $553 thousand were evaluated using a discounted cash flow approach. One C&I loan with net amortized balance of $16.1 million was moved to individually evaluated loans due in part, to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of December 31, 2025. All other individually evaluated loans were on nonaccrual status at December 31, 2025.
Modified Loans to Borrowers Experiencing Financial Difficulty

The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(dollars in thousands)	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	—	3,237	3,237	0.2%
Commercial and industrial	975	—	975	0.2%
Total	$975	$3,237	$4,212	0.1%

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extension	Total	Total as a % of Loan Class
Construction and land development	$1,669	$1,669	0.8%
Commercial and industrial	348	348	0.1%
Total	$2,017	$2,017	0.1%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026
(dollars in thousands)	Financial effect
Interest Rate Reduction and Term Extension:
Commercial and industrial	Extended maturity by a weighted average nine months and reduced interest rates by a weighted average of 2.25%
Term Extension and Payment Delay:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months, and change payment to payments weighted average of six months of interest only payment

Three Months Ended March 31, 2025
(dollars in thousands)	Financial effect
Term Extension:
Construction and land development	Extended term by a weighted average of six months
Commercial and industrial	Extended term by a weighted average of nine months
The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended March 31, 2026 and 2025.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2026
Real estate:
Commercial real estate and other	$196	$—	$—	$196	$—	$16,678	$16,874
Commercial and industrial	—	—	—	—	—	7,769	7,769
	$196	$—	$—	$196	$—	$24,447	$24,643

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2025
Construction and land development	$—	$—	$—	$—	$—	$1,669	$1,669
Commercial and industrial	—	—	—	—	3,743	14,514	18,257
	$—	$—	$—	$—	$3,743	$16,183	$19,926
During the three months ended March 31, 2026, there were no defaults of loans that had been modified within the last 12 months. During the three months ended March 31, 2025, there were no defaults of loans that had been modified within the last 12 months.
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
A summary of collateral dependent loans by collateral type as of March 31, 2026 and December 31, 2025 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
March 31, 2026
Construction and land development	$—	$5,000	$—
Real estate - other:
Commercial real estate and other	23,689	—	—
Commercial and industrial	16,978	—	247
	$40,667	$5,000	$247

December 31, 2025
Construction and land development	$—	$13,808	$—
Real estate - other:
Commercial real estate and other	83	—	—
Commercial and industrial	17,330		250
	$17,413	$13,808	$250

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
The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s

Analytics during the third week of March 2026. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. At March 31, 2026, minor adjustments were made to the Moody’s March 2026 U.S. baseline forecast based on a reassessment of policy actions, new data and market movements. Real GDP growth slowed toward year‑end 2025 amid the impact of the government shutdown. Growth is expected to rebound in early 2026, driven by fiscal stimulus and recovery from the shutdown, partially offset by higher energy prices. The annual growth rates for 2026 were raised to 2.8% and with a slight decrease to 1.8% for 2027. The Conference Board forecasted GDP growth to weaken slightly in 2026 at 2.0% and by 1.8% in 2027 amid a fragile balance of resilient labor markets and softening consumer demand due to tariff-induced inflation and energy price shocks. It is less optimistic than Moody’s Baseline scenario of 2026 GDP of 2.8%.
Moody’s economic forecast anticipated two rate cuts in 2026, followed by gradual quarterly reductions until the federal funds rate reaches a neutral level of 3.1% in 2027. The inflation concerns were increased in the near term. The 10-year Treasury yield was forecasted to 4.2%. The labor market showed signs of further weakening in the March 2026 update. Slow job growth was already expected to continue in 2026. Despite this, the unemployment rate is still projected to peak at 4.5% throughout 2026, a downward revision from the December 2025 forecast.
Between December 2025 and March 2026, Moody’s made several notable adjustments to its S2 downside scenario, reflecting higher inflation risk, a more front-loaded and shock-driven outlook, and tighter policy constraints, while the overall severity remained broadly unchanged. The most immediate change is the timing of the recession’s onset, which was pushed from the first quarter 2026 to the second quarter of 2026. Alongside this shift, the peak unemployment rate stayed at 7.3%, now expected to occur in Q1 2027. The economic outlook also became slightly more pessimistic. The projected real GDP growth was revised to 1.4% for 2026, and 0.4% for 2027, compared with 2.8% and 1.8%, respectively, in the March 2026 baseline.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) growth of 2.3% in 2026, up from 2.0% in its December 2025 baseline forecast and continuing to grow to 1.5% in 2027. The report forecasts 2026 California unemployment revised downward to 5.21%. Beacon Economics forecasted the California unemployment rate upward to 5.3% from the fourth quarter of 2026 and topping at 5.4% for the following three quarters.
The other key California economic forecasts, like GSP for the construction sector, California Home Price Index (“HPI”) and 5-Year Treasury yield, used in the ACL calculation were mixed in the baseline and downside scenarios. These varied changes in key economic forecasts for California are expected to have a mixed impact on the Company's ACL. The overall changes are materially more optimistic for most loss drivers except for the construction GDP and the 5-year treasury yield. California unemployment rate is marginally lower in Moody’s baseline in the near-term and materially lower throughout the next 12 quarters in S2 scenario. California Home Price Index was revised higher to reflect the recent market trend. California GDP was revised materially higher in the near term in both scenarios but the growth is slower into 2027 and onwards compared to the December 2025 release. California construction GDP was revised lower, and 5-year treasury-yield is only marginally higher in both scenarios. The changes in unemployment rate, Home Price Index, and GDP will drive reserve lower, while the changes in construction GDP and the 5-year treasury yield will drive reserve higher.
Based on the above reviews and analyses, the Company continues using the two probability-weighted scenario forecasts, and assigned 70% to the baseline scenario and 30% to the S2 downside scenario at March 31, 2026. The recommended weightings are based on the FOMC holding the federal funds rate unchanged in the March 2026 meeting and emphasizing that policy will remain restrictive until there is clearer progress on inflation, reinforcing a “higher for longer” stance. The Fed raised its 2026 inflation forecast to 2.7%, reflecting persistent price pressures tied to higher oil prices, tariffs, and geopolitical disruptions, which limit flexibility to ease policy. By comparison, Moody’s baseline forecast expected two rate cuts in 2026 in June and September by 25 basis points each, which appeared optimistic relative to current policy signals. In March 2026, the Company concluded that Moody’s baseline scenario is overly optimistic across several key assumptions. The official GDP revisions indicated a weaker starting point than the implied Moody’s March 2026 baseline forecast. In addition, Moody’s March 2026 baseline forecast also underestimated the duration and severity of the US-Iran conflict, and hence its economic impact. The Company opts to utilize solely the base-case scenario for the ACL model;

however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the current administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, the Company believes it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through February 2026 to estimate the ACL. During the first quarter of 2026, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight decrease in prepayment rates and a slight increase in curtailment rates.
Accrued interest receivable on loans, totaled $9.9 million and $9.8 million at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. There was no provision for credit losses for unfunded loan commitments for the three months ended March 31, 2026. There was a $618 thousand reversal of provision for credit losses for unfunded loan commitments for the three months ended March 31, 2025. The (reversal of) provision for credit losses for unfunded loan commitments is included in (reversal of) provision for credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $2.1 million at March 31, 2026 and December 31, 2025. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.
A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Allowance for loan losses (ALL)
Balance, beginning of period	$34,348	$50,540
Reversal of loan losses	(381)	(3,158)
Charge-offs	—	(3,159)
Recoveries	35	1,616
Net recoveries (charge-offs)	35	(1,543)
Balance, end of period	$34,002	$45,839
Reserve for unfunded loan commitments
Balance, beginning of period	$2,105	$3,103
Reversal of credit losses for unfunded loan commitments	—	(618)
Balance, end of period	2,105	2,485
Allowance for credit losses, end of period	$36,107	$48,324

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended March 31, 2026
Beginning of period	$1,204	$24,590	$8,544	$10	$34,348
Provision for (reversal of) loan losses	184	302	(866)	(1)	(381)
Charge-offs	—	—	—	—	—
Recoveries	—	5	30	—	35
Net recoveries	—	5	30	—	35
End of period	$1,388	$24,897	$7,708	$9	$34,002
Three Months Ended March 31, 2025
Beginning of period	$1,953	$29,398	$18,056	$1,133	$50,540
(Reversal of) provision for loan losses	(249)	(818)	(2,273)	182	(3,158)
Charge-offs	—	(1,654)	(1,232)	(273)	(3,159)
Recoveries	—	3	1,613	—	1,616
Net (charge-offs) recoveries	—	(1,651)	381	(273)	(1,543)
End of period	$1,704	$26,929	$16,164	$1,042	$45,839

Other Real Estate Owned (“OREO”), Net
Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $8.6 million of foreclosed assets at March 31, 2026. There was no foreclosed assets at December 31, 2025. During the three months ended March 31, 2026, the Company foreclosed on the collateral related to a construction nonaccrual loan of $8.6 million, that was transferred to OREO at its estimated fair value, after accounting for estimated selling cost. During the three months ended March 31, 2025, the Company did not foreclose on any collateral. During the three months ended March 31, 2026 and 2025, the Company did not sell any OREO.

There was no valuation allowances due to declines in the fair value of the underlying property during the three months ended March 31, 2026 and 2025.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million at March 31, 2026 and December 31, 2025. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2025, and as a result of that assessment had determined that there has been no impairment to goodwill. There were no triggering events during the first quarter of 2026 that caused management to evaluate goodwill for a quantitative impairment analysis as of March 31, 2026.
The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
(dollars in thousands)	2026	2025

Balance, beginning of period	$110,934	$111,787
Adjustments to goodwill(1)	—	(7)
Balance, end of period	$110,934	$111,780
(1)During the three months ended March 31, 2025, the goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired in our merger with the predecessor California BanCorp, offset by predecessor California BanCorp state net operating losses that cannot be utilized post-merger.
Core deposit intangibles are amortized over remaining periods of 2.8 to 8.3 years. Trade name is amortized over a remaining period of 0.3 years. As of March 31, 2026, the weighted-average remaining amortization period for intangible assets was approximately 8.2 years.
The Company performs the annual impairment analysis for the intangible assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual intangible assets impairment test performed during the fourth quarter 2025 and therefore, believes that there was no impairment as of March 31, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Gross balance, beginning of period	$27,138	$27,138
Additions	—	—
Gross balance, end of period	$27,138	$27,138

Accumulated amortization:
Balance, beginning of period	$(8,658)	$(4,867)
Amortization	(800)	(948)
Balance, end of period	(9,458)	(5,815)
Intangible assets, net, end of period	$17,680	$21,323

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2026	$2,338
2027	2,761
2028	2,465
2029	2,160
2030	2,003
Thereafter	5,953
$17,680

NOTE 5 - DEPOSITS
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
As of March 31, 2026, reciprocal deposits decreased to $723.7 million, representing 21.3% of total deposits and 21.0% of Bank’s total liabilities, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $57.4 million and $65.1 million as of March 31, 2026 and December 31, 2025, respectively. There were no brokered time deposits as of March 31, 2026 and $3.8 million brokered time deposits as of December 31, 2025.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of March 31, 2026 and December 31, 2025, total collateralized deposits, including the deposits of State of California and their public agencies, were $50.7 million and $45.8 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At March 31, 2026, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2026	$97,828
2027	7,928
2028	20
2029	125
2030 and thereafter	22
$105,923

NOTE 6 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of March 31, 2026 and December 31, 2025 follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB advances	$—	$—
Subordinated debt	34,221	33,832
Total borrowings	$34,221	$33,832
Federal Home Loan Bank Secured Line of Credit
At March 31, 2026, the Company had a secured line of credit of $821.7 million from the FHLB, of which $756.7 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2026, the Company had pledged $2.29 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.45 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at March 31, 2026, the Company used $65.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at March 31, 2026 and December 31, 2025.

Federal Reserve Bank Secured Line of Credit
At March 31, 2026, the Company had credit availability of $318.8 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2026, the Company had pledged held-to-maturity debt securities with an amortized cost of $52.8 million as collateral, and qualifying loans with an unpaid principal balance of $324.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $87.8 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at March 31, 2026 and December 31, 2025.
Federal Funds Unsecured Lines of Credit
At March 31, 2026, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2026 and December 31, 2025.
Fixed-to-Floating Rate Subordinated Debt
In connection with the merger with the predecessor California BanCorp (the “Merger”), the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At March 31, 2026 and December 31, 2025, the net unamortized fair value discount was $779 thousand and $1.2 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2026, the Company was in compliance with all covenants and terms of these notes.

NOTE 7 - SHAREHOLDERS’ EQUITY
Common Stock Repurchase Plan
On June 14, 2023, the Company announced an authorized common stock share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding common stock shares. On May 1, 2025, the Company announced an increase in the number of common stock shares authorized for repurchase to up to 1,600,000 shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of common stock shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were 409,915 common stock shares repurchased at a weighted average market price of $18.08 and a total cost of $7.4 million under this common stock share repurchase plan during the three months ended March 31, 2026. There were no shares of common stock repurchased under this share repurchase plan during the three months ended March 31, 2025. The remaining maximum number of common stock shares authorized to be repurchased under this program was 978,157 shares at March 31, 2026.
NOTE 8 - EARNINGS (LOSS) PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2026	2025
Net income	$13,791	$16,853

Weighted average common shares outstanding - basic	32,357,724	32,318,809
Dilutive effect of outstanding:
Stock options and unvested stock grants	318,219	379,418
Weighted average common shares outstanding - diluted	32,675,943	32,698,227

Earnings per common share - basic	$0.43	$0.52
Earnings per common share - diluted	$0.42	$0.52

For the three months ended March 31, 2026 and 2025, there were 917 and 60,266 restricted stock units and zero and zero stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 9 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance, beginning of period	$24,443	$27,734
Repayments	(50)	(967)
Balance, end of period	$24,393	$26,767
Directors and related interests deposits at March 31, 2026 and December 31, 2025, amounted to approximately $38.5 million and $37.5 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expenses for the three months ended March 31, 2026 and 2025 were $11 thousand and $11 thousand, respectively. Future minimum lease payments under the lease were $51 thousand and $62 thousand as of March 31, 2026 and December 31, 2025, respectively.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At March 31, 2026 and December 31, 2025, total capital contributions made to this investment were $1.6 million and $1.5 million, respectively.

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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$912,416	$877,525
Letters of credit issued to customers	27,503	23,589
Commitments to contribute capital to other equity investments	7,592	7,859
	$947,511	$908,973
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three months ended March 31, 2026 was $173 thousand. The expense incurred for these agreements for the three months ended March 31, 2025 was $247 thousand. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined at this time and the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
NOTE 11 - STOCK-BASED COMPENSATION PLAN
In contemplation of the holding company reorganization, in November 2019 the Company’s Board of Directors adopted the California BanCorp 2019 Omnibus Equity Incentive Plan, formerly known as Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by shareholders in April 2020 with a maximum number of shares of common stock that may be issued or paid out under the plan of 2,200,000. In addition, upon the completion of the bank holding company reorganization in 2020, the Bank’s 2001 Stock Option Plan and 2011 Omnibus Equity Incentive Plan were terminated and all outstanding and unexpired stock options and all shares of restricted stock outstanding under the terminated plans became equivalent awards of the Company under the 2019 Plan.
At March 31, 2026, the maximum number of shares authorized for issuance under the 2019 Plan was 3,400,000.

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
For the three months ended March 31, 2026, total stock-based compensation cost related to stock options and restricted stock units was $1.4 million. For the three months ended March 31, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million.
Stock Options
As of March 31, 2026, there were $7 thousand of total unrecognized compensation costs related to the outstanding stock options. There were 33,250 stock options exercised with the intrinsic value of $370 thousand during the three months ended March 31, 2026, and 5,138 stock options exercised during the three months ended March 31, 2025. Related tax benefits for the disqualifying disposition of incentive stock options (“ISO”) exercised were zero for the three months ended March 31, 2026. Related tax expense for non-qualified stock option exercised were zero for the three months ended March 31, 2025.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2026 and 2025.
A summary of changes in outstanding stock options during the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended
	March 31, 2026
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	118,875	$9.98
Granted	—	$—
Exercised	(33,250)	$6.87
Expired	—	$—
Forfeited	—	$—
Outstanding at end of period	85,625	$11.20	2.5	$559
Options exercisable	84,075	$11.20	2.4	$548

	Three Months Ended
	March 31, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	136,888	$9.64
Granted	—	$—
Exercised	(5,138)	$7.81
Expired	—	$—
Forfeited	—	$—
Outstanding at end of period	131,750	$9.71	2.6	$609
Options exercisable	128,650	$9.68	2.5	$599
Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended
	March 31, 2026
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	713,905	$15.51
Granted	309,191	$18.36
Vested	(183,065)	$15.87
Forfeited	(25,706)	$16.20
Unvested at end of period	814,325	$16.49

	Three Months Ended
	March 31, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,048,899	$14.73
Granted	131,263	$15.94
Vested	(197,948)	$15.79
Forfeited	(5,166)	$15.81
Unvested at end of period	977,048	$14.65

As of March 31, 2026, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of March 31, 2026, there was $11.6 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.7 years. The total unrecognized compensation expense included $813 thousand related to the fair value of outstanding restricted stock units that was assumed from the Merger which will be recognized over the weighted-average vesting period of 2.6 years. The total grant date fair value of restricted stock units vested was $2.9 million for the three months ended March 31, 2026, and $3.1 million for the three months ended March 31, 2025. Related tax expenses were approximately $128 thousand for the three months ended March 31, 2026, and approximately $5 thousand for the three months ended March 31, 2025.
NOTE 12 - FAIR VALUE
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

The estimated fair value hierarchy level and estimated fair value of financial instruments at March 31, 2026 and December 31, 2025, is summarized as follows:

		March 31, 2026		December 31, 2025
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$56,390	$56,390	$52,013	$52,013
Fed funds and interest-bearing balances	Level 1	354,750	354,750	347,900	347,900
Debt securities available for sale	Level 1/2	298,617	298,617	234,890	234,890
Debt securities held to maturity	Level 2	52,849	48,467	52,936	49,308
Loans held for sale	Level 2	24,096	24,736	25,105	25,566
Loans held for investment, net	Level 3	2,938,831	2,938,006	2,999,539	3,000,768
Restricted stock, at cost	Level 2	30,940	30,940	30,932	30,932
Other equity securities	Level 2	14,797	14,797	14,760	14,760
Accrued interest receivable	Level 2	11,628	11,628	11,115	11,115

Financial liabilities:
Deposits	Level 2	3,393,485	3,393,311	3,370,581	3,370,456
Borrowings	Level 2	34,221	34,237	33,832	34,149
Accrued interest payable	Level 2	386	386	679	679
Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$227,337	$—	$227,337
SBA securities	—	3,360	—	3,360
U.S. Treasury	2,456	—	—	2,456
U.S. Agency	—	1,783	—	1,783
Collateralized mortgage obligations	—	62,744	—	62,744
Taxable municipals	—	937	—	937
	$2,456	$296,161	$—	$298,617

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$161,016	$—	$161,016
SBA securities	—	3,816	—	3,816
U.S. Treasury	2,472	—	—	2,472
U.S. Agency	—	1,793	—	1,793
Collateralized mortgage obligations	—	64,855	—	64,855
Taxable municipals	—	938	—	938
	$2,472	$232,418	$—	$234,890
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At March 31, 2026, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were no partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and no related reserves were recorded during the three months ended March 31, 2026.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025. There was OREO of $8.6 million as of March 31, 2026. OREO is presented net of an allowance, and there were no allowances as of March 31, 2026. At December 31, 2025, there was no OREO. Only individually evaluated collateral-dependent loans with a related ACL or a partial charge off are included in the following table for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Collateral dependent loans (1):
Construction and land	$4,627	$—	$—	$4,627
Total collateral dependent loans	$4,627	$—	$—	$4,627
Foreclosed assets:
Other real estate owned, net	$8,613	$—	$—	$8,613

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2025
Collateral dependent loans (1):
Construction and land	$13,908	$—	$—	$13,908
	$13,908	$—	$—	$13,908
(1) Collateral-dependent loans whose fair value is based upon appraisals.
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of March 31, 2026 and December 31, 2025.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
March 31, 2026
Collateral dependent loans
Construction and land	$4,627	Fair value of land	Cost to sell	7.64% - 7.64% (7.64%)
Total collateral dependent loans	$4,627
Other real estate owned, net	$8,613	Market approach	Cost to sell	9.80% – 9.80% (9.80%)

December 31, 2025
Collateral dependent loans
Construction and land	$9,281	Fair value of property	Cost to sell	7.19% – 7.19% (7.19%)
	4,627	Fair value of land	Cost to sell	7.64% - 7.64% (7.64%)
Total collateral dependent loans	$13,908

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
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices, including 11 commercial banking offices, serving California. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Market and Banking Industry Updates
At its March 18, 2026, meeting, the Federal Open Market Committee maintained the federal funds rate in a target range of 3.50% to 3.75% amid uncertainty related to geopolitical developments in the Middle East, lagged inflation data following recent energy price increases, and mixed labor market indicators. The Fed indicated they still expect to cut their key rate once in 2026, the same projection as in December 2025. By keeping their forecast for a rate cut in 2026 and 2027, policymakers appear to expect that the spike in energy prices from the US-Iran conflict will have a transitory effect on inflation and the economy. The Fed released updated economic projections, indicating slightly higher inflation this year compared to its December 2025 forecast. Officials now project inflation to reach 2.7% by the end of 2026, up from the prior estimate of 2.4%. At the press conference, Chairman Powell noted that the economy has sailed through recent headwinds with resilience, and added that he believes the economy is "doing pretty well," despite the uncertainty around inflation, the US-Iran conflict and the job market.
The Fed also announced it will increase the System Open Market Account holdings of securities through purchases of Treasury bills and, if needed, other Treasury securities with remaining maturities of three years or less to maintain an ample level of reserves. Such purchase program is meant to ensure stability in financial markets.

Since mid‑2025, U.S. trade policy has continued to evolve, including the termination of certain emergency tariffs, the implementation of temporary broad‑based tariffs, and adjustments to sector‑specific duties. In addition, ongoing geopolitical tensions in the Middle East have increased energy price volatility and may contribute to inflationary pressures, interest rate uncertainty, and indirect credit risks. While tariff levels remain elevated in certain categories and energy prices have added uncertainty to the economic environment, we have not observed a material impact on client operations from those events and continue to monitor evolving conditions.
In California, overall consumer prices are predicted to peak around 3.5% to 3.6% in early 2026 with annual average unemployment remaining above 5% and peak at 5.6% in 2026 then fall to 4.8% in 2027, according to the UCLA Anderson Forecast released on March 4, 2026. The forecast estimated California’s fourth-quarter GDP growth at 3.8% annualized, well above the initial 1.4% U.S. GDP estimate. The state has now grown faster than the nation for four consecutive quarters.
Moody’s anticipates GDP growth in California to grow to 2.3% in 2026 and to have a slight decrease to 1.5% in 2027. The state has shifted to the position of the world’s fifth-largest economy, following a decline from its previous fourth-place ranking. California’s economy is cooling off, with slower payroll growth and downward revisions widening the gap with national trends. Challenges in the tech sector are expected to persist amid ongoing uncertainty. Ongoing trade‑related uncertainty and heightened geopolitical tensions have contributed to a more cautious business and investment environment. We have observed that some clients are delaying or reassessing the timing of certain projects amid continued economic uncertainty.
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
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or venture capital business models, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong. In 2025 and in the first quarter of 2026, we made significant progress in derisking our consolidated balance sheets, reducing our exposure in the Sponsor Finance portfolio, eliminating our reliance on brokered deposits and improving overall credit quality.
Per the regulatory definition of commercial real estate, at March 31, 2026, our concentration of such loans represented 450% of our total risk-based capital. In addition, at March 31, 2026, total loans secured by commercial real estate under construction and land development represented 27% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at March 31, 2026 were $28.7 million and there were $5 thousand net recoveries during the three months ended March 31, 2026. At March 31, 2026, there was $8.6 million of OREO.
Given the nature of our commercial banking business, approximately 50% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2026.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At March 31, 2026, the amortized cost of our held-to-maturity debt securities was $52.8 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $298.6 million, or approximately 7.4% of total assets. The 10-Year Treasury Bond was approximately 4.3% at March 31, 2026, compared to 4.2% at December 31, 2025. The increase in the 10-Year Treasury Bond in 2026, resulted in higher net unrealized losses on our debt securities at March 31, 2026. At March 31, 2026, our accumulated other comprehensive loss, net of taxes, increased to $3.8 million, compared to $1.6 million at December 31, 2025. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $6.9 million at March 31, 2026. The results of our stress testing on our debt security portfolio at March 31, 2026, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $49.3 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. There have been no significant changes to our accounting policies since December 31, 2025. The Significant Accounting Policies are summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements included in the 2025 Annual Report on Form 10-K.

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Part I - Financial Information, Item 1 - Financial Statements of this filing.

	Three Months Ended
($ in thousands except share and per share data)	March 31, 2026	December 31, 2025	March 31, 2025
EARNINGS
Net interest income	$42,084	$42,905	$42,255
Reversal of provision for credit losses	$(381)	$(4,398)	$(3,776)
Noninterest income	$2,137	$2,995	$2,566
Noninterest expense	$25,512	$27,908	$24,920
Income tax expense	$5,299	$5,968	$6,824
Net income	$13,791	$16,422	$16,853
Pre-tax pre-provision (1)	$18,709	$17,992	$19,901
Diluted earnings per share	$0.42	$0.50	$0.52
Ending shares outstanding	32,152,298	32,418,182	32,402,140

PERFORMANCE RATIOS
Return on average assets	1.36%	1.58%	1.71%
Return on average common equity	9.62%	11.43%	13.18%
Yield on loans	6.14%	6.31%	6.61%
Yield on earning assets	5.72%	5.82%	6.26%
Cost of deposits	1.29%	1.43%	1.59%
Cost of funds	1.36%	1.50%	1.72%
Net interest margin	4.47%	4.44%	4.65%
Efficiency ratio(1)	57.7%	60.8%	55.6%
Net recoveries (charge-offs) to average loans held-for-investment	0.00%	(0.36)%	(0.20)%

	March 31, 2026	December 31, 2025
CAPITAL
Tangible equity to tangible assets(1)	11.46%	11.45%
Book value (BV) per common share	$17.97	$17.79
Tangible BV per common share(1)	$13.97	$13.79

ASSET QUALITY
Allowance for loan losses (ALL)	$34,002	$34,348
Reserve for unfunded loan commitments	2,105	2,105
Allowance for credit losses (ACL)	$36,107	$36,453
Allowance for loan losses to nonperforming loans	111.0%	213.5%
ALL to total loans held for investment	1.14%	1.13%
ACL to total loans held for investment	1.21%	1.20%
30-89 days past due, excluding nonaccrual loans	$12,793	$14,735
Over 90 days past due, excluding nonaccrual loans	$—	$—
Special mention loans	$53,680	$72,407
Special mention loans to total loans held for investment	1.81%	2.39%
Substandard loans	$72,392	$60,681
Substandard loans to total loans held for investment	2.44%	2.00%
Nonperforming loans	$30,625	$16,086
Nonperforming loans to total loans held for investment	1.03%	0.53%
Other real estate owned	$8,613	$—
Nonperforming assets	$39,238	$16,086
Nonperforming assets to total assets	0.97%	0.40%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$2,996,929	$3,058,992
Total assets	$4,048,734	$4,033,386
Deposits	$3,393,485	$3,370,581
Loans to deposits	88.3%	90.8%
Shareholders' equity	$577,835	$576,586
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
(3) Average tangible common equity is computed by subtracting average goodwill and average core intangible deposits (“net average intangible assets”), from average shareholders’ equity.
(4) Return on average assets is computed by dividing annualized net income by average assets. Return on average equity is computed by dividing net income by average shareholders’ equity.
(5) Return on average tangible common equity is computed by dividing net income by average tangible common equity.
(6) Tangible common equity and tangible assets are computed by subtracting goodwill and core deposit intangibles, net, from total shareholders’ equity and total assets, respectively.
(7) Tangible common equity to tangible assets ratio is computed by dividing tangible common equity by tangible assets.
(8) Tangible book value per share is computed by dividing tangible common equity by total common shares outstanding. We consider tangible book value per share a meaningful measure because it suggests what our common shareholders can expect to receive if we are in financial distress and are forced to liquidate our assets at the book value price. Intangible assets like goodwill are not a part of the process since they cannot be sold for cash during liquidation.
We consider average tangible common equity, tangible common equity, and the tangible common equity to tangible asset ratio as useful additional methods to evaluate our capital utilization and adequacy to withstand unexpected market conditions. These ratios differ from the regulatory capital ratios principally in that the numerator excludes goodwill and other intangible assets.

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Efficiency Ratio
Noninterest expense	$25,512	$27,908	$24,920

Net interest income	42,084	42,905	42,255
Noninterest income	2,137	2,995	2,566
Total net interest income and noninterest income	$44,221	$45,900	$44,821
(1) Efficiency ratio (non-GAAP)	57.7%	60.8%	55.6%

Pre-tax Pre-provision Income
Net interest income	$42,084	$42,905	$42,255
Noninterest income	2,137	2,995	2,566
Total net interest income and noninterest income	44,221	45,900	44,821
Less: Noninterest expense	25,512	27,908	24,920
(2) Pre-tax pre-provision income (non-GAAP)	$18,709	$17,992	$19,901

Return on Average Assets, Equity, and Tangible Equity
Net income	$13,791	$16,422	$16,853

Average assets	$4,114,498	$4,135,413	$3,999,509
Average shareholders’ equity	581,184	570,138	518,543
Less: Average intangible assets	128,992	129,870	133,567
(3) Average tangible common equity (non-GAAP)	$452,192	$440,268	$384,976

(4) Return on average assets	1.36%	1.58%	1.71%
(4) Return on average equity	9.62%	11.43%	13.18%
(5) Return on average tangible common equity (non-GAAP)	12.37%	14.80%	17.75%

(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025

Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$577,835	$576,586
Less: Intangible assets	128,614	129,414
(6) Tangible common equity (non-GAAP)	$449,221	$447,172

Total assets	$4,048,734	$4,033,386
Less: Intangible assets	128,614	129,414
(6) Tangible assets (non-GAAP)	$3,920,120	$3,903,972

Equity to asset ratio	14.27%	14.30%
(7) Tangible common equity to tangible asset ratio (non-GAAP)	11.46%	11.45%
Book value per share	$17.97	$17.79
(8) Tangible book value per share (non-GAAP)	$13.97	$13.79
Shares outstanding	32,152,298	32,418,182

Results of Operations
Net Income
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Net income for the first quarter of 2026 was $13.8 million, or $0.42 per diluted share, compared with $16.4 million, or $0.50 per diluted share in the fourth quarter of 2025. Pre-tax, pre-provision income (non-GAAP) for the first quarter was $18.7 million, an increase of $717 thousand from the prior quarter. The $2.6 million decrease in net income and $0.08 decrease in diluted earnings per share were largely driven by a $4.0 million decrease in reversal of provision for credit losses, an $821 thousand decrease in net interest income and $858 thousand decrease in the noninterest income, partially offset by a lower noninterest expense of $2.4 million.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net income for the three months ended March 31, 2026 was $13.8 million, or $0.42 per diluted share, compared with $16.9 million, or $0.52 per diluted share for the same 2025 period. Pre-tax, pre-provision income (non-GAAP) for the first quarter was $18.7 million, a decrease of $1.2 million from the same 2025 period. The $3.1 million decrease in net income and $0.10 decrease in diluted earnings per share were primarily driven by a $3.4 million decrease in the reversal of provision for credit losses, a $171 thousand decrease in the net interest income and $429 thousand decrease in the noninterest income, coupled with a $592 thousand increase in noninterest expense.

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

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,013,389	$45,628	6.14%	$2,981,137	$47,426	6.31%	$3,109,722	$50,686	6.61%
Taxable debt securities	257,350	2,778	4.38%	221,991	2,403	4.29%	139,481	1,524	4.43%
Tax-exempt debt securities (2)	52,350	298	2.92%	52,437	298	2.85%	53,522	305	2.93%
Deposits in other financial institutions	426,830	3,843	3.65%	515,730	5,215	4.01%	316,582	3,468	4.44%
Fed funds sold/resale agreements	34,836	300	3.49%	26,854	268	3.96%	30,413	335	4.47%
Restricted stock investments and other bank stock	31,756	938	11.98%	31,738	571	7.14%	31,657	507	6.50%
Total interest-earning assets	3,816,511	53,785	5.72%	3,829,887	56,181	5.82%	3,681,377	56,825	6.26%
Total noninterest-earning assets	297,987			305,526			318,132
Total assets	$4,114,498			$4,135,413			$3,999,509

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$919,891	$3,362	1.48%	$880,592	$3,896	1.76%	$735,209	$3,366	1.86%
Money market and savings accounts	1,208,718	6,697	2.25%	1,232,778	7,480	2.41%	1,161,960	7,750	2.70%
Time deposits	115,179	943	3.32%	137,794	1,204	3.47%	207,519	2,063	4.03%
Total interest-bearing deposits	2,243,788	11,002	1.99%	2,251,164	12,580	2.22%	2,104,688	13,179	2.54%
Borrowings:
FHLB advances	333	3	3.98%	29	—	—%	—	—	—%
Subordinated debt	34,037	696	8.29%	33,667	696	8.20%	70,027	1,391	8.06%
Total borrowings	34,370	699	8.25%	33,696	696	8.19%	70,027	1,391	8.06%
Total interest-bearing liabilities	2,278,158	11,701	2.08%	2,284,860	13,276	2.31%	2,174,715	14,570	2.72%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,205,464			1,232,833			1,255,883
Other liabilities	49,692			47,582			50,368
Shareholders’ equity	581,184			570,138			518,543
Total Liabilities and Shareholders’ Equity	$4,114,498			$4,135,413			$3,999,509
Net interest spread			3.64%			3.51%			3.54%
Net interest income and margin(4)		$42,084	4.47%		$42,905	4.44%		$42,255	4.65%
Cost of deposits(5)	$3,449,252	$11,002	1.29%	$3,483,997	$12,580	1.43%	$3,360,571	$13,179	1.59%
Cost of funds(6)	$3,483,622	$11,701	1.36%	$3,517,693	$13,276	1.50%	$3,430,598	$14,570	1.72%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $3.9 million, $4.4 million and $6.1 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 34.95%, 35.39% and 37.37% of average total deposits for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
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

	Three Months Ended March 31, 2026 vs. December 31, 2025			Three Months Ended March 31, 2026 vs. March 31, 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$(533)	$(1,265)	$(1,798)	$(1,535)	$(3,523)	$(5,058)
Taxable debt securities	329	46	375	1,273	(19)	1,254
Tax-exempt debt securities	(9)	9	—	(7)	—	(7)
Deposits in other financial institutions	(941)	(431)	(1,372)	1,065	(690)	375
Fed fund sold/resale agreements	66	(34)	32	44	(79)	(35)
Restricted stock investments and other bank stock	(12)	379	367	2	429	431
Total interest-earning assets	(1,100)	(1,296)	(2,396)	842	(3,882)	(3,040)

Interest-bearing liabilities:
Interest-bearing NOW accounts	79	(613)	(534)	587	(591)	(4)
Money market and savings accounts	(303)	(480)	(783)	1,288	(2,341)	(1,053)
Time deposits	(194)	(67)	(261)	(689)	(431)	(1,120)
Total interest-bearing deposits	(418)	(1,160)	(1,578)	1,186	(3,363)	(2,177)
Borrowings:
FHLB advances	3	—	3	3	—	3
Subordinated debt	(8)	8	—	(734)	39	(695)
Total borrowings	(5)	8	3	(731)	39	(692)
Total interest-bearing liabilities	(423)	(1,152)	(1,575)	455	(3,324)	(2,869)
Net interest income	$(677)	$(144)	$(821)	$387	$(558)	$(171)

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Net interest income for the first quarter of 2026 was $42.1 million, compared with $42.9 million in the prior quarter. The decrease in net interest income was primarily due to a $2.4 million decrease in total interest and dividend income, partially offset by a $1.6 million decrease in total interest expense in the first quarter of 2026, as compared with the prior quarter. The decrease in net interest income was also impacted by two fewer days in the current quarter than the prior quarter. During the first quarter of 2026, loan interest income decreased by $1.8 million, including a decrease of $575 thousand in accretion from the net purchase accounting discounts on acquired loans and a reversal of nonaccrual loans’ interest income of $479 thousand, coupled with a decrease of $1.4 million in interest income from deposits in other financial institutions, partially offset by an increase of $375 thousand in total debt securities income and an increase of $367 thousand in dividend income from restricted stock investments and other bank stock. The decrease in interest income was mainly due to a ten basis point decrease in the yield on interest-earning assets and a decrease in average deposits in other financial institutions of $88.9 million, partially offset by increases in average total loans of $32.3 million, average total debt securities of $35.3 million and average Fed funds sold/resale agreements of $8.0 million. The decrease in interest expense for the first quarter of 2026 was primarily due to a $1.6 million decrease in interest expense on total interest-bearing deposits, the result of a 23 basis point decrease in the cost of average total interest-bearing deposits, coupled with a $7.4 million decrease in average total interest-bearing deposits.

Net interest margin for the first quarter of 2026 was 4.47%, compared with 4.44% in the prior quarter. The increase was primarily related to the 14 basis point decrease in the cost of funds outpacing the ten basis point decrease in the total interest-earning assets yield. The yield on total average interest-earning assets in the first quarter of 2026 was 5.72%, compared with 5.82% in the prior quarter. The yield on average total loans in the first quarter of 2026 was 6.14%, a decrease of 17 basis points from 6.31% in the prior quarter. The yield on average total loans in the first quarter of 2026 included the impact of the reversal of nonaccrual loan interest noted above, which decreased the overall loan yield by six basis points. There was no significant reversal of interest income in the prior quarter. Accretion income from the net purchase accounting discounts on acquired loans was $3.2 million, increasing the yield on average total loans by 44 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $388 thousand, the combination of which increased the net interest margin by 30 basis points in the first quarter of 2026. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $3.8 million, increasing the yield on average total loans by 51 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $389 thousand, the combination of which increased the net interest margin by 36 basis points.

Cost of funds for the first quarter of 2026 was 1.36%, a decrease of 14 basis points from 1.50% in the prior quarter. The decrease was primarily driven by 23 basis point decrease in the cost of average total interest-bearing deposits. The amortization expense of $389 thousand from the purchase accounting discounts on acquired subordinated debt contributed five basis points to the cost of funds. Average noninterest-bearing demand deposits decreased $27.4 million to $1.21 billion and represented 34.9% of total average deposits for the first quarter of 2026, compared with $1.23 billion and 35.4%, respectively, in the prior quarter; average interest-bearing deposits decreased $7.4 million to $2.24 billion during the first quarter of 2026. The total cost of deposits in the first quarter of 2026 was 1.29%, compared with 1.43% in the prior quarter. The cost of total interest-bearing deposits decreased 23 basis points, driven primarily by the Company’s ongoing deposit pricing and mix strategy in the first quarter of 2026.

Average total borrowings increased $674 thousand to $34.4 million in the first quarter of 2026, primarily due to a $304 thousand increase in average Federal Home Loan Bank (“FHLB”) advances and $370 thousand increase in average subordinated debt due to accretion of discounts. The average cost of total borrowings was 8.25% for the first quarter of 2026, up from 8.19% in the prior quarter.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net interest income for the three months ended March 31, 2026 was $42.1 million, compared with $42.3 million for the three months ended March 31, 2025. The decrease in net interest income for the three months ended March 31, 2026 was primarily due to a $5.1 million decrease in total loan interest income, partially offset by a $2.9 million decrease in total interest expense, a $1.2 million increase in interest on debt securities and $771 thousand increase in interest and dividend income from other financial institutions. Comparing to the same 2025 period, loan interest income decreased by $5.1 million, including a decrease of $2.4 million in accretion from the net purchase accounting discounts on acquired loans and a lower reversal of nonaccrual loans’ interest income of $336 thousand, partially offset by an increase of $1.2 million in total debt securities income, an increase of $375 thousand in interest income from deposits in other financial institutions, and an increase of $431 thousand in dividend income from restricted stock investments and other bank stock. The decrease in interest expense for the three months ended March 31, 2026 was primarily due to a $2.2 million decrease in interest expense on total interest-bearing deposits, coupled with a $692 thousand decrease in interest expense on total borrowings.
Net interest margin for the three months ended March 31, 2026 was 4.47%, compared with 4.65% for the same 2025 period. The 18 basis point decrease was primarily related to the 54 basis point decrease in the total average interest-earning assets yield resulting from lower accretion income from the net purchase accounting discounts on acquired loans, lower market interest rates and a change in our average interest-earning asset mix, offset by a 36 basis point decrease in the cost of funds. The Federal Reserve’s reductions to the federal funds target rate by 75 basis points in the second half of 2025 resulted in lower interest income earned on deposits in other financial institutions, Fed fund sold/resale agreements, and loans, coupled with the decline in the accretion income from the net purchase accounting discounts on acquired loans, partially offset by the downward repricing of interest-bearing deposits consistent with market rates, resulting in lower interest expense on interest-bearing deposits and the redemptions of subordinated debts in June and September 2025, resulting in lower interest expense on total borrowings for the three months ended March 31, 2026.
Average interest-earning assets increased $135.1 million, resulting primarily from a $110.2 million increase in average deposits in other financial institutions, a $116.7 million increase in total average debt securities, and a $4.4 million increase in average Fed funds sold/resale agreements, partially offset by a $96.3 million decrease in average total loans. The yield on total average earning assets during the three months ended March 31, 2026 was 5.72%, compared with 6.26% for the same 2025 period. The yield on average loans decreased 47 basis points to 6.14% from 6.61% year over year. The yield on total debt securities increased to 4.13% from 4.01% for the same 2025 period. Accretion income from the net purchase accounting discounts on acquired loans was $3.2 million, increasing the yield on average total loans by 44 basis point; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $388 thousand, the combination of which increased the net interest margin by 30 basis points in the first quarter of 2026. For the three months ended March 31, 2025, accretion income from the net purchase accounting discounts on acquired loans was $5.7 million and the amortization expense impact on interest expense was $526 thousand, the combination of which increased the net interest margin by 57 basis points.
During the three months ended March 31, 2026, total interest expense decreased by $2.9 million to $11.7 million, comprised primarily of a $2.2 million decrease in interest expense on interest-bearing deposits primarily due to a decrease in the cost of interest-bearing deposits resulting from our deposit repricing strategy and the ongoing reduction of high cost brokered deposits, partially offset by the increase in average interest-bearing deposits between periods.
Total cost of funds for the three months ended March 31, 2026 was 1.36%, a decrease of 36 basis points from 1.72% for the same 2025 period. The decrease was primarily driven by a 55 basis point decrease in the average cost of interest-bearing deposits, partially offset by a decrease in average noninterest-bearing deposits and by an increase of 19 basis points in the cost of total borrowings. Average noninterest-bearing demand deposits decreased $50.4 million to $1.21 billion and represented 34.95% of total average deposits for the three months ended March 31, 2026, compared with $1.26 billion and 37.37%, respectively, for the same 2025 period; average interest-bearing deposits increased $139.1 million to $2.24 billion during the three months ended March 31, 2026. The total cost of deposits for the three months ended March 31, 2026 was 1.29%, down 30 basis points from 1.59% for the same 2025 period.
Average total borrowings decreased $35.7 million to $34.4 million for the three months ended March 31, 2026 resulting from a decrease of $36.0 million in average subordinated debt from the redemption of the $18 million subordinated debts in June 2025 and $20 million subordinated notes in September 2025, partially offset by a $333 thousand increase in average FHLB advances. The average cost of total borrowings was 8.25% for the three months ended March 31, 2026, a 19 basis point increase from 8.06% for the same 2025 period. The increase was primarily attributable to amortization of purchase accounting discounts associated with the acquired subordinated debt.
Reversal of Provision for Credit Losses
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
The Company recorded a reversal of provision for credit losses of $381 thousand for the first quarter of 2026, compared with $4.4 million in the prior quarter. The reversal of provision for credit losses in the first quarter of 2026 was related to the ALL. There was no reversal of provision for credit losses for unfunded loan commitments during the first quarter of 2026. Total unfunded loan commitments increased modestly by $38.7 million to $925.1 million at March 31, 2026, compared to $886.4 million in unfunded loan commitments at December 31, 2025.

The provision for credit losses for loans held for investment in the first quarter of 2026 was a reversal of $381 thousand, a decrease of $3.8 million from a reversal of provision for credit losses of $4.2 million in the prior quarter. The decrease was driven primarily by the changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, coupled with a decrease in loan balances, changes in the portfolio mix, and changes in the qualitative factors, partially offset by an increase in the criticized loan loss rates, which are updated annually in the model, despite a decline in criticized loan balances. The Company’s management continues to monitor macroeconomic variables including changes in interest rates, uncertainty in the current economic environment, and elevated geopolitical risks related to ongoing conflicts in the Middle East. Management believes it has appropriately provisioned for the current environment.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
We recorded a reversal of provision for credit losses of $381 thousand for the three months ended March 31, 2026, compared to $3.8 million for the same 2025 period. The reversal of provision for credit losses for the three months ended March 31, 2025 included a $3.2 million reversal of provision for credit losses on loans held for investment and a $618 thousand reversal of provision for credit losses for unfunded loan commitments, primarily due to the decrease in unfunded loan commitments during the first quarter of 2025, coupled with lower loss rates and funding rates used to estimate the allowance for credit losses on unfunded commitments, despite total unfunded loan commitments increasing modestly by $33.1 million to $925.1 million at March 31, 2026, compared to $892.1 million in unfunded loan commitments at March 31, 2025.
The reversal of provision for credit losses for the loans held for investments for the three months ended March 31, 2025 was driven primarily by changes in the composition of the loans held for investment portfolio, coupled with changes in qualitative factors and the reasonable and supportable forecast, primarily related to the economic outlook for California.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Service charges and fees on deposit accounts	$811	$797	$776
Interchange and ATM income	289	310	410
Gain on sale of loans	—	—	577
Income from bank-owned life insurance	518	487	463
Servicing and related income on loans, net	78	140	142
Other charges and fees	441	1,261	198
Total noninterest income	$2,137	$2,995	$2,566
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Total noninterest income was $2.1 million in the first quarter of 2026, a decrease of $858 thousand compared with $3.0 million in the fourth quarter of 2025. Other charges and fees decreased $820 thousand in the first quarter due primarily to lower income from equity investments of $181 thousand in the first quarter compared to $948 thousand in the prior quarter
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Total noninterest income was $2.1 million in the first quarter of 2026, a decrease of $429 thousand compared with $2.6 million in the first quarter of 2025. The decrease was due primarily to there being no gain on sale of loans compared to $577 thousand in the comparable quarter in 2025, partially offset by a $243 thousand increase in other charges and fees due primarily to a higher income from equity investments and higher miscellaneous income.
Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Salaries and employee benefits	$16,550	$16,414	$15,864
Occupancy and equipment	1,989	2,295	2,152
Data processing and communications	1,965	1,929	1,935
Legal, audit and professional	709	972	859
Regulatory assessments	527	507	722
Director and shareholder expenses	337	311	404
Intangible assets amortization	800	947	948
Litigation settlements, net	75	2,035	—
Other real estate owned expenses	104	4	68
Other expenses	2,456	2,494	1,968
Total noninterest expense	$25,512	$27,908	$24,920

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Total noninterest expense for the first quarter of 2026 was $25.5 million, a decrease of $2.4 million from total noninterest expense of $27.9 million in the prior quarter. Salaries and employee benefits increased $136 thousand during the first quarter of 2026 to $16.6 million primarily as a result of increases in payroll taxes typically occurring in the first quarter each year, partially offset by a decrease in severance costs compared to the prior quarter. There were no similar severance costs in the current quarter. Additionally, the decrease in litigation settlements of $2.0 million in the first quarter was primarily due to the recording of non-recurring litigation settlements of $2.0 million in the prior quarter.

Efficiency ratio (non-GAAP) for the first quarter of 2026 was 57.69%, compared with 60.80% in the prior quarter.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Total noninterest expense during the three months ended March 31, 2026 was $25.5 million, an increase of $592 thousand compared with total noninterest expense of $24.9 million for the same 2025 period. The increase was primarily due to higher salaries and employee benefits and other expenses, partially offset by generally lower expenses across several categories.
Salaries and employee benefits were $16.6 million during the three months ended March 31, 2026, compared to $15.9 million for the same 2025 period. The $686 thousand increase in salaries and benefits was driven primarily by higher salaries and incentive compensation.
Occupancy and equipment expenses were $2.0 million during the three months ended March 31, 2026, compared to $2.2 million for the same 2025 period. The $163 thousand decrease was due primarily to lower depreciation costs.
Legal, audit and professional were $709 thousand during the three months ended March 31, 2026, compared to $859 thousand for the same 2025 period. The $150 thousand decrease was driven primarily by lower legal expenses, lower consulting expenses associated with compliance and special assets projects, and internal audit expenses.
Core deposit intangible amortization decreased $148 thousand during the three months ended March 31, 2026. The decrease in core deposit intangible amortization was primarily driven by lower amortization costs as acquired core deposit intangible are amortized on an accelerated basis.
Other expenses were $2.5 million during the three months ended March 31, 2026, compared to $2.0 million for the same 2025 period. The $488 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel expenses, marketing expenses, and valuation allowances on loans held for sale.
Our efficiency ratio for the three months ended March 31, 2026 was 57.69%, compared to 55.60% for the three months ended March 31, 2025.
Income Taxes
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
In the first quarter of 2026, the Company’s income tax expense was $5.3 million, compared with $6.0 million for the fourth quarter of 2025. The effective rate was 27.8% for the first quarter of 2026 and 26.7% for the fourth quarter of 2025. The increase in the effective tax rate for the first quarter of 2026 was primarily attributable to a lower benefit from low-income housing tax credit investments as well as lower pre-tax income paired with minimal change in other permanently non-deductible expenses.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Income tax expense for the three months ended March 31, 2026 was $5.3 million, compared to $6.8 million for the same 2025 period. The effective rate was 27.8% during the three months ended March 31, 2026, compared to 28.8% for the same 2025 period. The decrease in the effective tax rate between periods was primarily attributable to the impact of favorable book-to-tax differences relative to lower pre-tax income.
Financial Condition
Summary
Total assets at March 31, 2026 were $4.05 billion, an increase of $15.3 million or 0.4% from December 31, 2025. The increase in total assets from December 31, 2025 was primarily related to increases in cash and cash equivalents of $11.2 million and in available-for-sale debt securities of $63.7 million, partially offset by a decrease in loans, including loans held for sale, of $62.1 million, as compared to year-end.
Total liabilities were $3.47 billion at March 31, 2026, an increase of $14.1 million from $3.46 billion at December 31, 2025. The increase in total liabilities primarily related to a $22.9 million increase in total deposits, partially offset by a $9.4 million decrease in accrued interest and other liabilities primarily due to the settlement of accrued expenses.
Shareholders’ equity was $577.8 million at March 31, 2026, an increase of $1.2 million from $576.6 million at December 31, 2025. The increase in shareholders’ equity was primarily driven by $13.8 million of net income, $1.4 million related to stock-based compensation activity, partially offset by a $2.1 million increase in net of tax unrealized losses on available-for-sale debt securities, the repurchase of common stock in settlement of restricted stock units of $1.3 million, common stock dividends of $3.2 million and the repurchase of common stock under the Company’s share repurchase program of $7.4 million during the three months ended March 31, 2026.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale debt securities aggregating $351.5 million and $287.8 million at March 31, 2026 and December 31, 2025, respectively. The $63.6 million increase in debt securities was primarily related to purchases of available-for-sale securities, partially offset by increases in net unrealized losses, and paydowns. There were no maturities or calls of debt securities during the three months ended March 31, 2026. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.31% and 7.38%, respectively, of total assets at March 31, 2026, compared to 1.31% and 5.82%, respectively, at December 31, 2025.
During the three months ended March 31, 2026, there were no transfers between held-to-maturity and available-for-sale debt securities.
At March 31, 2026 and December 31, 2025, available-for-sale debt securities with an amortized cost of $87.8 million and $27.6 million, respectively, were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.8 million and $52.9 million, respectively, pledged as collateral for a secured line of credit with the Federal Reserve. The Company also pledged $14.7 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.
Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2026
Taxable municipals	$555	$—	$(67)	$488
Tax exempt bank-qualified municipals	52,294	—	(4,315)	47,979
	$52,849	$—	$(4,382)	$48,467

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt bank-qualified municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308
At March 31, 2026, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $52.8 million with pre-tax unrecognized losses of $4.4 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $52.9 million with pre-tax unrecognized losses of $3.6 million at December 31, 2025. The effective duration of the held-to-maturity debt securities was 6.07 years and 5.94 years at March 31, 2026 and December 31, 2025, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At March 31, 2026 and December 31, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $488 thousand and $492 thousand, respectively, and $48.0 million and $48.8 million, respectively. At March 31, 2026 and December 31, 2025, the total held-to-maturity debt securities rated AA and above was $45.3 million and $46.0 million, respectively, and rated AA- was $3.2 million and $3.3 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$230,171	$1,359	$(4,193)	$227,337
SBA securities	3,405	8	(53)	3,360
U.S. Treasury	2,641	—	(185)	2,456
U.S. Agency	2,000	—	(217)	1,783
Collateralized mortgage obligations	64,745	239	(2,240)	62,744
Taxable municipal	1,006	2	(71)	937
	$303,968	$1,608	$(6,959)	$298,617

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890
The estimated fair value of available-for-sale debt securities was $298.6 million at March 31, 2026, an increase of $63.7 million, from $234.9 million at December 31, 2025. The increase was primarily due to purchases of $73.2 million, partially offset by fair value market adjustments of $3.1 million, and principal reductions and amortization of discounts and premiums aggregating to $6.4 million.
At March 31, 2026, we had 101 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $215.8 million and $208.9 million, respectively, with pre-tax unrealized losses of $7.0 million, compared to 78 available-for-sale debt securities with an amortized cost basis and fair value of $121.9 million and $117.1 million, respectively with pre-tax unrealized holding losses of $4.8 million at December 31, 2025. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss, net of tax. The effective duration of this portfolio was 5.27 years and 5.21 years at March 31, 2026 and December 31, 2025, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates increase, bond prices tend to decrease and, consequently, the fair value of our securities may also decrease. The 10-Year Treasury Bond was approximately 4.3% at the end of March 31, 2026, compared to 4.2% at December 31, 2025. The 10‑Year Treasury yield increased slightly during Q1 2026 due to a combination of inflation dynamics, interest‑rate expectations, and term‑premium pressures, rather than a signal of strong economic acceleration, resulted in an increase in the net unrealized losses on our debt securities at March 31, 2026. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at March 31, 2026 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At March 31, 2026 and December 31, 2025, the total fair value of taxable municipal debt securities was $937 thousand and $938 thousand, respectively. All of these available-for-sale municipal debt securities were rated AA and above at March 31, 2026 and December 31, 2025. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of March 31, 2026 and December 31, 2025.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of March 31, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$555	2.30%	$—	—%	$555	2.30%
Tax exempt bank-qualified municipals	—	—%	—	—%	39,952	2.21%	12,342	2.49%	52,294	2.28%
Total	$—	—%	$—	—%	$40,507	2.21%	$12,342	2.49%	$52,849	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of March 31, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$40	6.01%	$5,470	1.65%	$8,026	2.75%	$213,801	4.53%	$227,337	4.40%
SBA securities	—	—%	2,213	4.73%	513	1.28%	634	3.26%	3,360	3.93%
U.S. Treasury	—	—%	2,456	0.95%	—	—%	—	—%	2,456	0.95%
U.S. Agency	—	—%	—	—%	1,783	2.05%	—	—%	1,783	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,815	5.00%	60,929	4.48%	62,744	4.49%
Taxable municipals	—	—%	502	5.24%	435	1.72%	—	—%	937	3.61%
Total	$40	6.01%	$10,641	2.25%	$12,572	2.85%	$275,364	4.52%	$298,617	4.36%

Loans Held for Sale
At March 31, 2026, the Company had loans held for sale totaling $24.1 million, consisting of $7.6 million of SBA 7(a) loans and $16.5 million of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At March 31, 2026 and December 31, 2025, the fair value of loans held for sale totaled $24.7 million and $25.6 million, respectively. Loan delinquencies for loans held for sale totaled $719 thousand, including $281 thousand of an SBA 7(a) loan and $298 thousand of consumer solar loans that were 30–89 days past due, and $140 thousand of consumer solar loans that were more than 90 days past due and still accruing interest. The Company recorded a $266 thousand valuation allowance related to its consumer solar loans in the first quarter of 2026.
Loans Held for Investment (“LHFI”)
The composition of our loans held for investment at March 31, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	March 31, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Construction and land development	$140,345	4.7%	$138,894	4.6%
Real estate - other:
1-4 family residential	129,121	4.3%	142,399	4.7%
Multifamily residential	273,007	9.2%	324,075	10.7%
Commercial real estate and other	1,848,663	62.2%	1,820,445	60.0%
Commercial and industrial	579,660	19.5%	605,859	20.0%
Consumer	2,037	0.1%	2,215	—%
Loans(1)	2,972,833	100.0%	3,033,887	100.0%
Allowance for loan losses	(34,002)		(34,348)
Net loans	$2,938,831		$2,999,539
(1) LHFI includes net unearned fees of $2.3 million and $2.8 million and net unearned discounts of $28.1 million and $31.3 million at March 31, 2026 and December 31, 2025, respectively. We recognized $3.9 million and $6.1 million in interest accretion of net deferred loan fees and net discounts on acquired loans for the three months ended March 31, 2026 and 2025, respectively.
Total LHFI were $2.97 billion, or 73.4% of total assets, at March 31, 2026, a decrease of $61.1 million from $3.03 billion, or 75.2% of total assets, at December 31, 2025. The decrease during the three months ended March 31, 2026 was partly attributable to our derisking strategy by decreasing our exposure in the Sponsor Finance portfolio and criticized loans. During the three months ended March 31, 2026, loan originations totaled $98.4 million, partially offset by net paydowns of $42.3 million, payoffs of $108.6 million, and a loan transferred to OREO of $8.6 million.
LHFI secured by real estate, defined as construction and land development loans and real estate - other loans, decreased by $34.7 million to $2.39 billion at March 31, 2026. The decrease in LHFI secured by real estate was primarily driven by a $13.3 million decrease in 1-4 family residential loans and a $51.1 million decrease in multifamily residential loans, partially offset by a $1.5 million increase in construction and land development loans and a $28.2 million increase in commercial real estate and other loans.
Commercial and industrial loans were $579.7 million at March 31, 2026, a decrease of $26.2 million from $605.9 million at December 31, 2025. The decrease in commercial and industrial loans during the three months ended March 31, 2026 was primarily attributable to payoffs of $12.3 million and net paydowns of $34.9 million, partially offset by originations of $21.0 million. Our commercial and industrial includes loans to non-depository financial institutions (“NDFIs”) totaling approximately $31.7 million and $38.6 million at March 31, 2026 and December 31, 2025, respectively.

LHFI Maturities
The following table sets forth the amounts of gross LHFI, by maturity at March 31, 2026:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$117,396	$19,282	$3,667	$—	$140,345
Real estate - other:
1-4 family residential	14,667	37,708	45,925	30,821	129,121
Multifamily residential	47,939	118,176	88,513	18,379	273,007
Commercial real estate and other	188,583	785,592	808,237	66,251	1,848,663
Commercial and industrial	294,713	217,158	67,784	5	579,660
Consumer	1,485	551	—	1	2,037
	$664,783	$1,178,467	$1,014,126	$115,457	$2,972,833

The following table sets forth the amounts of gross LHFI, due after one year, presented by fixed or floating interest rates at March 31, 2026:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$—	$22,949	$22,949
Real estate - other:
1-4 family residential	16,328	98,126	114,454
Multifamily residential	149,032	76,036	225,068
Commercial real estate and other	730,653	929,427	1,660,080
Commercial and industrial	169,796	115,151	284,947
Consumer	552	—	552
	$1,066,361	$1,241,689	$2,308,050
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 61.7% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of March 31, 2026 as presented below:

(dollars in thousands)	March 31, 2026	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$538,940	29.2%	$1,960	48%
Retail	272,840	14.8%	1,664	46%
Office	256,500	13.9%	1,973	50%
Hotel	175,030	9.5%	7,956	49%
Other (3)	138,680	7.5%	2,889	55%
Special purpose	115,500	6.3%	1,991	42%
Mixed use	108,370	5.9%	2,643	47%

(dollars in thousands)	March 31, 2026	Percentage of CRE Portfolio	Average Loan Size	Weighted Average LTV (2)
Self storage	105,860	5.7%	6,227	49%
Medical/dental office	99,300	5.4%	983	49%
Restaurant	36,820	2.0%	1,270	44%
Total	$1,847,840	100.0%	$2,088	48%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of March 31, 2026, and collateral value at origination or renewal.
(3)Other includes gas station and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of March 31, 2026:

	March 31, 2026
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Retail	$44,690	6.7%	$228,150	19.4%
Industrial	327,960	48.8%	210,980	17.9%
Office	63,670	9.5%	192,830	16.4%
Hotel	—	—%	175,030	14.9%
Self storage	—	—%	105,860	9.0%
Mixed use	10,490	1.6%	97,880	8.3%
Other	85,650	12.7%	53,030	4.6%
Special purpose	69,110	10.3%	46,390	3.9%
Medical/dental office	61,800	9.2%	37,500	3.2%
Restaurant	8,130	1.2%	28,690	2.4%
Total	$671,500	100.0%	$1,176,340	100.0%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of March 31, 2026:

(dollars in thousands)	March 31, 2026	Weighted Average LTV [1]
Office loans:
≤ $500	$22,300	43%
> $500 - $2,000	88,400	48%
> $2,000 - $5,000	97,400	49%
> $5,000 - $10,000	67,000	56%
> $10,000 - $20,000	60,700	47%
> $20,000	20,000	62%
Total	$355,800	50%
(1)Weighted average LTV is based on current loan balance as of March 31, 2026, and collateral value at origination or renewal.

Delinquent LHFI
There were $12.8 million of LHFI past due loans still accruing at March 31, 2026, representing 0.43% of total LHFI, compared to 0.49% at December 31, 2025. Early stage delinquencies (accruing loans 30-89 days past due) of $12.8 million at March 31, 2026 decreased $1.9 million from December 31, 2025, and the change was largely driven by a few isolated loans. The decrease during the three months ended March 31, 2026 was primarily due to an $8.0 million multifamily loan that was repaid in full, a $5.8 million commercial real estate loan downgraded to substandard nonaccrual, partially offset by $8.7 million of commercial real estate loans, $2.7 million of 1-4 family residential loans with the same guarantor in common related to the OREO construction property, and $507 thousand of commercial and industrial loans that became delinquent during three months ended March 31, 2026.
There were no LHFI that were over 90 days past due that were accruing interest at March 31, 2026 and December 31, 2025.
A summary of LHFI past due loans, loans still accruing and nonaccrual loans as of March 31, 2026 and December 31, 2025 follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
March 31, 2026
Construction and land development	$—	$—	$—	$—	$5,000
Real estate - other:
1-4 family residential	2,662	—	—	2,662	—
Multifamily residential	—	—	—	—	—
Commercial real estate and other	8,743	—	—	8,743	23,690
Commercial and industrial	1,368	20	—	1,388	1,935
Consumer	—	—	—	—	—
	$12,773	$20	$—	$12,793	$30,625

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	7,970	—	—	7,970	—
Commercial real estate and other	5,838	—	—	5,838	83
Commercial and industrial	845	53	—	898	2,195
Consumer	—	29	—	29	—
	$14,653	$82	$—	$14,735	$16,086
Total LHFI nonaccrual loans increased $14.5 million during the three months ended March 31, 2026 to $30.6 million. The increase was primarily due to the addition of two borrower relationships that transitioned from substandard accrual to nonaccrual. The first of these relationships consists of two commercial real estate loans with a combined net carrying value of $17.8 million at March 31, 2026. These loans are secured by a 123-acre property operated as an event venue in the Los Angeles area and were originated in 2022, with a combined 50% loan to value at origination. These two loans are classified as individually evaluated, collateral-dependent loans and no allowance was recorded at March 31, 2026. We were subsequently notified that the cash sale of the property was completed on May 4, 2026, and both loans are fully repaid. The other relationship, which was reclassified as substandard nonaccrual, is a commercial real estate loan with a net carrying value at March 31,

2026, of $5.8 million. The collateral for this loan is located in Dana Point California; the loan was originated in 2022 with an original loan to value of 56%. This loan is classified as an individually evaluated, collateral dependent loan and no allowance was recorded at March 31, 2026, as a full repayment is anticipated.
The following table presents the risk categories for total LHFI by class of loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2026
Construction and land development	$132,005	$3,340	$5,000	$140,345
Real estate - other:
1-4 family residential	126,459	—	2,662	129,121
Multifamily residential	273,007	—	—	273,007
Commercial real estate and other	1,786,746	24,161	37,756	1,848,663
Commercial and industrial	526,507	26,179	26,974	579,660
Consumer	2,037	—	—	2,037
	$2,846,761	$53,680	$72,392	$2,972,833

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2025
Construction and land development	$125,014	$—	$13,880	$138,894
Real estate - other:
1-4 family residential	139,732	—	2,667	142,399
Multifamily residential	316,105	7,970	—	324,075
Commercial real estate and other	1,760,143	45,160	15,142	1,820,445
Commercial and industrial	557,590	19,277	28,992	605,859
Consumer	2,215	—	—	2,215
	$2,900,799	$72,407	$60,681	$3,033,887
Special mention loans decreased by $18.7 million during the three months ended March 31, 2026 to $53.7 million. The decrease in the special mention loans was due mostly to $21.0 million of loans downgraded to substandard, including $17.8 million related to the aforementioned two commercial real estate loans downgraded to substandard nonaccrual, coupled with $7.9 million in payoffs, $963 thousand in upgrades to pass rating and $861 thousand in net paydowns, partially offset by $12.0 million of loans downgraded from a pass rating.
Substandard loans increased by $11.7 million during the three months ended March 31, 2026 to $72.4 million. The increase in the substandard loans was due primarily to $21.0 million in downgrades from special mention to substandard, and $5.8 million related to the aforementioned commercial real estate loan downgraded to substandard nonaccrual, partially offset by an $8.6 million construction loan transferred to OREO, $4.2 million in loans upgraded to a pass rating, and $2.3 million in net paydowns.
There were no loans classified as doubtful or loss loans at March 31, 2026 and December 31, 2025.
Loan Modifications
We had two loan modifications with borrowers that are experiencing financial difficulty that were modified as of March 31, 2026 totaling $4.2 million. During the three months ended March 31, 2026, we modified one owner occupied CRE loans that included a combination of partial payment delay and maturity date extension. We modified one C&I loan that included a combination of term extension and rate reduction. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition.

At December 31, 2025, we had 19 loan modifications with borrowers that are experiencing financial difficulty totaling $54.4 million, of which $37.3 million of these loans are current and $8.0 million of a multifamily loan in early stage delinquency and fully repaid in January 2026. During the year ended December 31, 2025, we modified three owner occupied CRE loans that included a combination of partial payment delay and maturity date extension. We modified one non owner occupied CRE loan that included term extension. We modified 15 C&I loans: eight that included term extensions, and five that included payment deferments. We modified one construction loan and one multifamily loan included a combination of maturity date extension and rate reduction. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. Refer to Note 3 - Loans and Allowances for Credit Losses - Modified Loans to Borrowers Experiencing Financial Difficulty of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding loan modifications.
Nonperforming Assets
Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), OREO, and other repossessed assets owned. Nonaccrual loans consist of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Construction and land development	$5,000	$13,808
Real estate - other:
Commercial real estate and other	23,690	83
Commercial and industrial	1,935	2,195
Total nonaccrual loans	30,625	16,086
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	30,625	16,086
Other real estate owned	8,613	—
Total nonperforming assets	$39,238	$16,086

Allowance for loan losses to total loans held for investment	1.14%	1.13%
Nonaccrual loans to total loans held for investment	1.03%	0.53%
Allowance for loan losses to nonaccrual loans	111.0%	213.5%
Allowance for loan losses to nonperforming loans	111.0%	213.5%
Nonperforming assets to total assets	0.97%	0.40%
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
Accrued interest receivable on loans receivable, net, totaled $9.9 million and $9.8 million at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$34,348	$2,105	$36,453	$50,540	$3,103	$53,643
Reversal of provision for credit losses	(381)	—	(381)	(3,158)	(618)	(3,776)
Charge-offs	—	—	—	(3,159)	—	(3,159)
Recoveries	35	—	35	1,616	—	1,616
Net recoveries (charge-offs)	35	—	35	(1,543)	—	(1,543)
Balance, end of period	$34,002	$2,105	$36,107	$45,839	$2,485	$48,324
The following table presents a summary of the ALL by portfolio segment, along with the corresponding         percentage of each segment to total loans as of periods indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,388	4.7%	$1,204	4.6%
Real estate - other:
1-4 family residential	1,002	4.3%	943	4.7%
Multifamily residential	1,581	9.2%	2,031	10.7%
Commercial real estate and other	22,314	62.2%	21,616	60.0%
Commercial and industrial	7,708	19.5%	8,544	20.0%
Consumer	9	0.1%	10	—%
	$34,002	100.0%	$34,348	100.0%
On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At March 31, 2026 and December 31, 2025, we used a probability-weighted two-scenario forecast, representing a baseline scenario and one downside scenario, to estimate the ACL. At March 31, 2026, we also updated the scenario weightings and assigned 70% to the baseline scenario and 30% to the downside scenario, compared to 80% baseline and 20% downside scenario at December 31, 2025, based on the FOMC holding the federal funds rate unchanged in the March 2026 meeting and emphasizing that policy will remain restrictive until there is clearer progress on inflations, reinforcing a “higher for longer” stance. The Fed raised its 2026 inflation forecast to 2.7%, reflecting persistent price pressures tied to higher oil prices, tariffs, and geopolitical disruptions, which limit flexibility to ease policy. By comparison, Moody’s baseline forecast expected two rate cuts in 2026 in June and September by 25 basis points each, which appeared optimistic relative to current policy signals. In March 2026, we concluded that Moody’s baseline scenario is overly optimistic across several key assumptions. The official GDP revisions indicated a weaker starting point than the implied Moody’s March 2026 baseline forecast. In addition, Moody’s March 2026 baseline forecast also underestimated the duration and severity of the US-Iran conflict, and hence its economic impact. We opt to utilize solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the new administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, we believe it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.
We used economic forecasts released by Moody’s Analytics in the third week of March 2026 to update our ACL calculations for March 31, 2026. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $34.0 million at March 31, 2026, compared to $34.3 million at December 31, 2025. The $346 thousand decrease in the ALL during the three months ended March 31, 2026 was driven by a number of factors, including net recoveries of $35 thousand. Other factors that decreased the ALL included changes in qualitative risk factors that decreased the ALL by $126 thousand, a decline in criticized accruing loans decreased the ALL by $69 thousand, changes in the loans held for investment volume and mix decreased the ALL by $302 thousand. In addition, changes in the reasonable and supportable forecast, primarily related to the economic outlook, scenario weightings, and the historical prepayment and curtailment rates analysis decreased the ALL by $372 thousand, partially offset by $510 thousand related to the annual criticized loan loss rates update.
At March 31, 2026, our ratio of ALL to total loans held for investment was 1.14%, a slight increase from 1.13% at December 31, 2025.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $6.2 million, or an additional 21 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2026.
The following table presents net recoveries (charge-offs), average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans	Net (Charge-off) Recovery Ratio
Construction and land development	$—	$142,587	—%	$—	$230,574	—%
Real estate - other:
1-4 family residential	—	128,897	—%	—	160,228	—%
Multifamily residential	—	317,529	—%	—	243,216	—%
Commercial real estate and other	5	1,803,719	—%	(1,651)	1,757,115	(0.38)%
Commercial and industrial	30	601,149	0.02%	381	694,585	0.22%
Consumer	—	2,111	—%	(273)	23,718	(4.60)%
	$35	$2,995,992	—%	$(1,543)	$3,109,436	(0.20)%

Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments remained at $2.1 million at March 31, 2026 and December 31, 2025, respectively. Total unfunded loan commitments increased $38.7 million to $925.1 million at March 31, 2026, from $886.4 million at December 31, 2025.
Goodwill and Intangibles Assets, Net
Goodwill totaled $110.9 million and at March 31, 2026 and December 31, 2025. In 2025, we recorded adjustments related to the Merger resulting in a decrease to goodwill of $853 thousand within the one-year measurement period subsequent to the Merger Date. These net of tax adjustments included a true-up of the acquired low-income housing tax credit investments, recoveries on acquired PCD loans previously charged-off prior to the Merger, and deferred tax adjustment related to CALB state net operating losses that cannot be utilized post-merger. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At March 31, 2026, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.
Intangible assets totaled $17.7 million and $18.5 million at March 31, 2026 and December 31, 2025, respectively, and were comprised of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Core deposit intangible	$17,630	$18,392
Trade name	50	88
Intangible assets, net	$17,680	$18,480
The $800 thousand decrease in the intangible assets between periods was the result of amortization during the period. At March 31, 2026, the intangible assets had a weighted average remaining amortization period of 8.2 years. Refer to Note 4 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$1,247,363	36.8%	0.0%	$1,178,256	35.0%	0.0%
Interest-bearing NOW accounts (2)	833,601	24.6%	1.6%	840,593	24.9%	1.7%
Money market and savings accounts (3)	1,206,598	35.5%	2.2%	1,223,486	36.3%	2.3%
Time deposits (4)	105,923	3.1%	3.2%	124,487	3.7%	3.4%
Broker time deposits	—	—%	—%	3,759	0.1%	0.4%
Total deposits	$3,393,485	100.0%	1.3%	$3,370,581	100.0%	1.4%
(1) Weighted average interest rates at March 31, 2026 and December 31, 2025.
(2) Included reciprocal deposit products of $684.9 million and $696.5 million at March 31, 2026 and December 31, 2025, respectively.

(3) Included reciprocal deposit products of $3.3 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively.
(4) Included CDARS deposits of $35.5 million and $45.4 million at March 31, 2026 and December 31, 2025, respectively.
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
Our total reciprocal deposits decreased to $723.7 million, or 21.3% of total deposits and 21.0% of the Bank’s total liabilities at March 31, 2026, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were within the Bank's internal policy limit.
Total deposits were $3.39 billion at March 31, 2026, an increase of $22.9 million from $3.37 billion at December 31, 2025. During the three months ended March 31, 2026, there was a $4.6 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, a $19.8 million increase in reciprocal deposits, a $69.1 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, partially offset by a $18.5 million decrease in money market and savings accounts, excluding reciprocal deposits, and an $8.7 million decrease in non-brokered time deposits, excluding CDARS, and a $3.8 million decrease in brokered time deposits.
At March 31, 2026, noninterest-bearing demand deposits totaled $1.25 billion and represented 36.8% of total deposits, compared to $1.18 billion or 35.0% at December 31, 2025. At March 31, 2026 and December 31, 2025, total deposits exceeding FDIC deposit insured limits were $1.70 billion, or 50% of total deposits and $1.66 billion, or 49% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,205,464	—%	$1,255,883	—%
Interest-bearing NOW accounts	919,891	1.48%	735,209	1.86%
Money market and savings accounts	1,208,718	2.25%	1,161,960	2.70%
Time deposits	115,179	3.32%	207,519	4.03%
Total deposits	$3,449,252	1.29%	$3,360,571	1.59%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the three months ended March 31, 2026.
The following table sets forth the maturities of time deposits at March 31, 2026:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$30,514	$13,575	$4,021	$425	$48,535
Time deposits in amounts over $250,000(1)	27,734	17,038	11,685	931	57,388
Total time deposits	$58,248	$30,613	$15,706	$1,356	$105,923
(1)Amounts exclude fair value adjustments for acquired time deposits.

Borrowings
Total borrowings increased $389 thousand to $34.2 million at March 31, 2026 from $33.8 million at December 31, 2025. The increase was attributable to the amortization expense of the purchase accounting discounts associated with the acquired subordinated debt. Refer to Note 6 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing.
A summary of outstanding borrowings, and related information, as of March 31, 2026 and December 31, 2025 follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, during the year(2)	$333	$7
Weighted average interest rate, during the year(3)	3.98%	—%
Maximum amount outstanding at any month-end during the year	$10,000	$—
Subordinated Debt
Outstanding balance	$35,000	$35,000
Carrying value(1)	$34,221	$33,832
Weighted average interest rate, end of period	3.50%	3.50%
Average balance outstanding, during the year(2)	$34,037	$55,843
Weighted average interest rate, during the year(3)	8.29%	8.29%
Maximum amount outstanding at any month-end during the year	$35,000	$73,000
(1)Amount includes net unamortized fair value adjustments.
(2)Average balance outstanding includes net unamortized average fair value adjustments during the periods presented.
(3)Weighted average interest rate includes fair value adjustments during the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $577.8 million at March 31, 2026, compared to $576.6 million at December 31, 2025. The $1.2 million increase between periods was primarily due to net income of $13.8 million, stock-based compensation expense of $1.4 million, and stock options exercised of $228 thousand, partially offset by an increase in net of tax of unrealized losses on debt securities available-for-sale of $2.1 million, the repurchase of common stock in settlement of restricted stock units of $1.3 million, common stock dividends of $3.2 million, and the repurchase of shares of common stock under our share repurchase plan of $7.4 million.
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
There were 409,915 shares repurchased at a weighted average market price of $18.08 and a total cost of $7.4 million under this share repurchase plan during the three months ended March 31, 2026. The remaining maximum number of shares authorized to be repurchased under this program was 978,157 shares at March 31, 2026.
Tangible book value per common share at March 31, 2026 was $13.97, compared with $13.79 at December 31, 2025. The $0.18 increase in tangible book value per common share during the three months ended March 31, 2026 was primarily the result of the net income during the period, and the impact of share-based compensation activity, partially offset by other comprehensive loss related to changes in unrealized losses, net of taxes on available-for-sale debt securities, repurchases of common stock under our share repurchase plan and common stock dividends. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Company’s leverage capital ratio and total risk-based capital ratio were 11.35% and 15.00%, respectively, at March 31, 2026. The Bank’s leverage capital ratio and total risk-based capital ratio were 12.02% and 14.78%, respectively, at March 31, 2026.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (federal funds sold, short term interest-bearing due from banks, fully disbursed loans held for sale, and available-for-sale debt securities not pledged as collateral) expressed as a percentage of total deposits and short term debt above approximately 10.0%. Our total liquidity ratios were 16.9% at March 31, 2026 and 16.9% at December 31, 2025.
For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our consolidated financial statements contained in Item I. Financial Information, Part 1. Financial Statements of this filing.
California Bank of Commerce, N.A.
The Bank’s primary sources of liquidity are derived from deposits from customers, principal and interest payments on loans and debt securities, FHLB advances and other borrowings. The Bank’s primary uses of liquidity include customer withdrawals of deposits, extensions of credit to borrowers, operating expenses, and repayment of FHLB advances and other borrowings. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank did not pay any dividends to the holding company during the three months ended March 31, 2026, and paid $60.0 million in dividends to the holding company during 2025.
At March 31, 2026, we had a secured line of credit of $821.7 million from the FHLB, of which $756.7 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At March 31, 2026, we had pledged qualifying loans with an unpaid principal balance of $1.45 billion for this line. In addition, at March 31, 2026, we used $65.0 million of our secured FHLB borrowing capacity to have the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at March 31, 2026 and December 31, 2025.

At March 31, 2026, we had credit availability of $318.8 million at the Federal Reserve discount window to the extent of collateral pledged. At March 31, 2026, we had pledged our held-to-maturity debt securities with an amortized cost of $52.8 million, and qualifying loans with an unpaid principal balance of $324.7 million as collateral through the Borrower-in-Custody (“BIC’) program. The Company also pledged available-for-sale debt securities with an amortized cost of $87.8 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at March 31, 2026 and December 31, 2025.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million at March 31, 2026. The lines are subject to annual review. There were no outstanding borrowings under these lines at March 31, 2026 and December 31, 2025.
Total Bank’s available borrowing capacity was $1.17 billion at March 31, 2026. Additionally, the Bank had unpledged liquid securities at fair value of approximately $197.8 million and cash and cash equivalents of $410.2 million at March 31, 2026.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At March 31, 2026 and December 31, 2025, the cash and due from banks was $10.1 million and $21.4 million, respectively.
In connection with the Merger, the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning August 17, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At March 31, 2026 and December 31, 2025, the net unamortized fair value discount was $779 thousand and $1.2 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At March 31, 2026, the Company was in compliance with all covenants and terms of these notes.
At March 31, 2026, consolidated cash and cash equivalents totaled $411.1 million, an increase of $11.2 million from $399.9 million at December 31, 2025. The increase in cash and cash equivalents is the result of $8.5 million in net cash provided by operating cash flows, $8.5 million net cash used in investing cash flows and $11.1 million of net cash flows provided by financing cash flows.
Our operating cash flows are comprised of net income, adjusted for certain non-cash transactions, including but not limited to, depreciation and amortization, provision for credit losses, loans originated for sale and related gains and proceeds from sales, stock-based compensation, and amortization of net deferred loan costs and premiums. Net cash flows from operating cash flows were $8.5 million for the three months ended March 31, 2026, compared to $7.0 million for the same 2025 period. The $1.6 million increase was primarily due to a $2.2 million decrease in accretion of net discount and deferred loan fees, a $3.4 million decrease in reversal of provision of credit losses and a $1.5 million increase in other items, net, a $266 thousand increase in valuation allowance on loans held for sale, and a $577 thousand increase in gain on sale of loans, partially offset by a lower net income generated during the three months ended March 31, 2026, a $1.8 million decrease in deferred income taxes, a $148 thousand decrease in other intangible amortization resulting from the Merger, a $119 thousand decrease in stock-based compensation, a $614 thousand decrease in net cash provided by sales of loans held for sale, net of originations and a $348 thousand decrease in amortization of discounts of debt securities.
Our investing cash flows are primarily comprised of cash inflows and outflows from our debt securities and loan portfolios, net cash acquired in business combinations, as applicable, and to a lesser extent, purchases of stock investments, purchases and proceeds from bank-owned life insurance, and capital expenditures. Net cash used in investing activities was $8.5 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $101.3 million for the same 2025 period. The $109.8 million decrease in investing cash flows was primarily due to an increase in cash used to purchase available-for-sale debt securities, restricted stocks and other equity purchases totaling $73.6 million and a decrease in net loan repayments of $30.2 million and a decrease in proceeds from debt securities maturities and paydowns of $6.8 million, partially offset by an increase in proceeds from bank-owned life insurance.
Our financing cash flows are primarily comprised of inflows and outflows of deposits, borrowing activity, proceeds from the issuance of common shares, and to a lesser extent, repurchases of common shares, dividends on common stock and cash flows from share-based compensation arrangements. Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2026, compared to cash used in financing activities of $57.2 million for the same 2025 period. The $68.4 million increase in financing cash flows was primarily due to a $79.1 million net increase in deposit cash flows and $188 thousand related to proceeds from stock option exercise, partially offset by $7.4 million related to repurchase of common shares under the authorized share repurchase plan, $3.2 million related to dividends on common stock, and $267 thousand related to settlement of restricted stock units under share-based compensation plans.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2026.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of March 31, 2026:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$527,245	$282,977	$44,367	$57,827	$912,416
Letters of credit issued to customers	25,386	1,584	—	533	27,503
Total commitments	$552,631	$284,561	$44,367	$58,360	$939,919

Subordinated debt(1)	—	—	—	35,000	35,000
Certificates of deposit	104,567	1,209	147	—	105,923
Lease obligations	3,791	7,639	5,217	2,537	19,184
Total contractual obligations	$108,358	$8,848	$5,364	$37,537	$160,107
(1)Amounts exclude net unamortized issuance costs and fair value adjustments.
At March 31, 2026 and December 31, 2025, we also had unfunded commitments of $7.6 million and $7.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,152,298 were issued and outstanding as of March 31, 2026. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of March 31, 2026.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the holding company and the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The holding company and Bank also elected to exclude the effects of credit loss accounting under CECL from common equity Tier 1 capital ratio for a three-year transitional period, which ended on December 31, 2025.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At March 31, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of March 31, 2026, the Company and the Bank continued to exceed the regulatory capital minimum requirements, and the Bank continued to exceed the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of March 31, 2026 and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$522,132	15.00%	$278,430	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	452,566	13.00%	208,823	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	452,566	13.00%	156,617	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	452,566	11.35%	159,489	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$514,156	14.78%	$278,288	8.0%	$347,860	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	478,811	13.76%	208,716	6.0%	278,288	8.0%
CET1 Capital (to Risk-Weighted Assets)	478,811	13.76%	156,537	4.5%	226,109	6.5%
Tier 1 Capital (to Average Assets)	478,811	12.02%	159,388	4.0%	199,235	5.0%

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$519,772	14.86%	$279,836	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	451,511	12.91%	209,877	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	451,511	12.91%	157,408	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	451,511	11.27%	160,304	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$497,919	14.24%	$279,707	8.0%	$349,634	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	463,490	13.26%	209,780	6.0%	279,707	8.0%
CET1 Capital (to Risk-Weighted Assets)	463,490	13.26%	157,335	4.5%	227,262	6.5%
Tier 1 Capital (to Average Assets)	463,490	11.57%	160,210	4.0%	200,262	5.0%
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
The Bank did not pay any dividends to the Company during the three months ended March 31, 2026 and March 31, 2025, respectively.
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
During the three months ended March 31, 2026, we declared $3.2 million in cash dividends, or $0.10 per share, on our common stock. No cash dividends were declared to shareholders by the Company during the three months ended March 31, 2025.

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

The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at March 31, 2026 and December 31, 2025:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
March 31, 2026
+300bps	$639.3	$38.6	6.4%	$167.9	(0.2)	(0.1)%
+200bps	632.3	31.6	5.3%	168.2	0.1	0.1%
+100bps	620.4	19.7	3.3%	168.2	0.1	0.1%
Base case	600.7			168.1
-100bps	570.3	(30.4)	(5.1)%	164.7	(3.4)	(2.0)%
-200bps	526.3	(74.4)	(12.4)%	159.5	(8.6)	(5.1)%
-300bps	467.7	(133.0)	(22.1)%	157.4	(10.7)	(6.4)%

December 31, 2025
+300bps	$635.0	$45.2	7.7%	$165.7	1.2	0.7%
+200bps	626.1	36.3	6.2%	165.6	1.0	0.6%
+100bps	611.9	22.1	3.7%	165.1	0.6	0.3%
Base case	589.8			164.6
-100bps	557.2	(32.6)	(5.5)%	161.0	(3.5)	(2.2)%
-200bps	512.5	(77.3)	(13.1)%	155.5	(9.1)	(5.5)%
-300bps	454.5	(135.3)	(22.9)%	154.7	(9.9)	(6.0)%
The modeled NII results at March 31, 2026 and December 31, 2025 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at March 31, 2026 and December 31, 2025, our NII results indicated there would be a minimal to modest increase in the net interest income in +100 bps and +200 bps rising-rate scenarios. The changes in NII in these two rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs. In the +300 bps rising rate scenario at March 31, 2026, the modeled results indicate a slightly decrease in NII, attributable to a higher proportion of fixed-rate loan originations during the first quarter of 2026 and payoffs of adjustable-rate loans, resulting in a smaller portion of our loan portfolio repricing upward compared to the prior quarter.
The modeled EVE results at March 31, 2026 and December 31, 2025 indicated that we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes to the Company’s risk factors described under Item 1A. “Risk Factors” disclosed in Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 - 31, 2026	—	$—	—	1,388,072
February 1 - 28, 2026	153,139	$18.64	153,139	1,234,933
March 1 - 31, 2026	256,776	$17.75	256,776	978,157
Total	409,915	$18.08	409,915
(1) On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were 409,915 shares repurchased under this share repurchase plan during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.
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
10.1
Form of California BanCorp Deferred Payment Restricted Share Agreement (2019 Omnibus Equity Incentive Plan)* (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 13, 2026)

10.2
Employment Agreement by and among David I. Rainer, California BanCorp and California Bank of Commerce, N.A., dated as of February 13, 2026* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2026)

10.3	California BanCorp Management Incentive Plan* (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 13, 2026)
31.1	Rule 13a-14(a) Certification (Principal Executive Officer) **
31.2	Rule 13a-14(a) Certification (Principal Financial Officer) **
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification +
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates a management contract or compensatory plan.
**	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: May 8, 2026	/s/ David I. Rainer
David I. Rainer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)