Form 10-Q
period 2026-06-30
California BanCorp \ CA
filed 2026-08-07
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2026, the registrant had 32,150,541 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
JUNE 30, 2026

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
•our status as an emerging growth company, which reduces our disclosure obligations under the federal securities laws compared to other publicly traded companies;
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$55,196	$52,013
Federal funds and other interest-bearing balances	209,755	347,900
Total cash and cash equivalents	264,951	399,913
Debt securities available-for-sale, at fair value (amortized cost of $316,289 and $237,191 at June 30, 2026 and December 31, 2025)	308,792	234,890
Debt securities held-to-maturity, at amortized cost (fair value of $49,054 and $49,308 at June 30, 2026 and December 31, 2025)	52,761	52,936
Loans held for sale, at lower of cost or fair value	15,828	25,105
Loans held for investment	3,094,753	3,033,887
Allowance for credit losses on loans	(34,860)	(34,348)
Loans held for investment, net	3,059,893	2,999,539
Restricted stock, at cost	30,941	30,932
Premises and equipment, net	12,154	12,116
Right-of-use asset	14,664	15,094
Other real estate owned, net	8,613	—
Goodwill	110,934	110,934
Intangible assets, net	16,880	18,480
Bank owned life insurance	67,903	67,367
Deferred taxes, net	26,054	29,041
Accrued interest receivable and other assets	34,891	37,039
Total assets	$4,025,259	$4,033,386
LIABILITIES
Noninterest-bearing demand	$1,256,822	$1,178,256
Interest-bearing NOW accounts	819,746	840,593
Money market and savings accounts	1,190,498	1,223,486
Time deposits	92,039	128,246
Total deposits	3,359,105	3,370,581
Borrowings	34,611	33,832
Operating lease liability	18,375	18,936
Accrued interest payable and other liabilities	26,528	33,451
Total liabilities	3,438,619	3,456,800
Commitments and contingencies (Note 3 and 10)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 32,110,117 and 32,418,182 at June 30, 2026 and December 31, 2025	434,514	442,394
Retained earnings	157,407	135,813
Accumulated other comprehensive loss - net of taxes	(5,281)	(1,621)
Total shareholders’ equity	586,640	576,586
Total liabilities and shareholders’ equity	$4,025,259	$4,033,386
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$47,970	$49,080	$93,598	$99,766
Interest on debt securities	3,528	1,751	6,306	3,275
Interest on tax-exempted debt securities	297	304	595	609
Interest on deposits at other financial institutions	2,424	4,000	6,567	7,803
Interest and dividends on other interest-earning assets	713	651	1,651	1,158
Total interest and dividend income	54,932	55,786	108,717	112,611
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	10,105	11,390	20,164	22,506
Interest on time deposits	778	1,550	1,721	3,613
Interest on borrowings	695	1,429	1,394	2,820
Total interest expense	11,578	14,369	23,279	28,939
Net interest income	43,354	41,417	85,438	83,672
Provision for (reversal of) credit losses	714	(634)	333	(4,410)
Net interest income after provision for (reversal of) credit losses	42,640	42,051	85,105	88,082
NONINTEREST INCOME
Service charges and fees on deposit accounts	827	802	1,638	1,578
Interchange and ATM income	270	376	559	786
Gain on sale of loans	—	—	—	577
Income from bank owned life insurance	496	503	1,014	966
Servicing and related income on loans, net	51	102	129	244
Other (losses), charges and fees	(93)	1,073	348	1,271
Total noninterest income	1,551	2,856	3,688	5,422
NONINTEREST EXPENSE
Salaries and employee benefits	15,544	15,293	32,094	31,157
Occupancy and equipment	1,944	2,094	3,933	4,246
Data processing and communications	2,079	1,831	4,044	3,766
Legal, audit and professional	850	972	1,559	1,831
Regulatory assessments	544	545	1,071	1,267
Director and shareholder expenses	352	395	689	799
Intangible asset amortization	800	948	1,600	1,896
Litigation settlements, net	—	—	75	—
Other real estate owned expenses/losses	201	862	305	930
Other expenses	2,032	1,893	4,488	3,861
Total noninterest expense	24,346	24,833	49,858	49,753
Income before income taxes	19,845	20,074	38,935	43,751
Income tax expense	5,545	5,975	10,844	12,799
Net income	14,300	14,099	28,091	30,952
Earnings per share:
Basic	$0.44	$0.43	$0.87	$0.96
Diluted	$0.44	$0.43	$0.86	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$14,300	$14,099	$28,091	$30,952

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale:
Change in net unrealized (loss) gain	(2,146)	964	(5,196)	4,130
Income tax (benefit) expense:
Change in net unrealized (loss) gain	(634)	285	(1,536)	1,221
Total other comprehensive (loss) income, net of tax	(1,512)	679	(3,660)	2,909
Total comprehensive income, net of tax	$12,788	$14,778	$24,431	$33,861

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2026:
Balance at March 31, 2026	32,152,298	$435,249	$146,355	$(3,769)	$577,835
Stock-based compensation	—	1,346	—	—	1,346
Stock options exercised	7,500	88	—	—	88
Restricted stock units vested	62,048	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(9,135)	(173)	—	—	(173)
Repurchases of common stock under authorized stock repurchase program	(102,594)	(1,996)			(1,996)
Common stock dividends ($0.10 per share)	—	—	(3,248)	—	(3,248)
Net income	—	—	14,300	—	14,300
Other comprehensive loss, net of tax	—	—	—	(1,512)	(1,512)
Balance at June 30, 2026	32,110,117	$434,514	$157,407	$(5,281)	$586,640

Six months ended June 30, 2026:
Balance at December 31, 2025	32,418,182	$442,394	$135,813	$(1,621)	$576,586
Stock-based compensation	—	2,707	—	—	2,707
Stock options exercised	40,750	316	—	—	316
Restricted stock units vested	245,113	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(81,419)	(1,495)	—	—	(1,495)
Repurchases of common stock under authorized stock repurchase program	(512,509)	(9,408)			(9,408)
Common stock dividends ($0.20 per share)	—	—	(6,497)	—	(6,497)
Net income	—	—	28,091	—	28,091
Other comprehensive loss, net of tax	—	—	—	(3,660)	(3,660)
Balance at June 30, 2026	32,110,117	$434,514	$157,407	$(5,281)	$586,640

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
	Shares	Amount
Three months ended June 30, 2025:
Balance at March 31, 2025	32,402,140	$442,934	$92,861	$(4,411)	$531,384
Stock-based compensation	—	1,525	—	—	1,525
Stock options exercised	9,375	61	—	—	61
Restricted stock units vested	62,504	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(10,708)	(155)	—	—	(155)
Net income	—	—	14,099	—	14,099
Other comprehensive income, net of tax	—	—	—	679	679
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593

Six months ended June 30, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	3,005	—	—	3,005
Stock options exercised	14,513	101	—	—	101
Restricted stock units vested	260,452	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(77,589)	(1,210)	—	—	(1,210)
Net income	—	—	30,952	—	30,952
Other comprehensive income, net of tax	—	—	—	2,909	2,909
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$28,091	$30,952
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of net discounts and deferred loan fees	(7,882)	(11,718)
Depreciation on premises and equipment	714	1,006
Intangible asset amortization	1,600	1,896
Amortization of discounts on debt securities	(1,283)	(508)
Gain on sale of loans	—	(577)
Loans originated for sale	—	(8,955)
Proceeds from sales of and principal collected on loans held for sale	—	9,569
Provision for (reversal of) credit losses	333	(4,410)
Deferred income tax expense	4,523	7,952
Stock-based compensation	2,707	3,005
Income from bank owned life insurance	(1,014)	(966)
Loss on sale of other real estate owned	—	862
Valuation allowance on loans held for sale	266	—
Net change in other items	(4,703)	(7,703)
Net cash provided by operating activities	23,352	20,405

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	877	1,572
Proceeds from maturities and paydowns of debt securities available for sale	15,948	24,379
Purchases of debt securities available for sale	(93,780)	(65,735)
Purchases of restricted stock	(9)	(29)
Net distributions (contributions) of other stock investments	704	(750)
Net (funding) repayment of loans	(52,743)	152,904
Proceeds from sale of loans held for investment	—	13,500
Proceeds from sale of other real estate owned	—	1,421
Purchases of premises and equipment	(752)	(139)
Net cash (used in) provided by investing activities	(129,755)	127,123

FINANCING ACTIVITIES
Net decrease in deposits	(11,475)	(86,444)
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(10,000)	—
Repayment of borrowings	—	(18,000)
Proceeds from exercise of stock options	316	101
Repurchase of shares in settlement of restricted stock units	(1,495)	(1,210)
Repurchase of common stock under authorized stock repurchase program	(9,408)	—
Common stock dividends	(6,497)	—
Net cash used in financing activities	(28,559)	(105,553)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended June 30, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net change in cash and cash equivalents	(134,962)	41,975
Cash and cash equivalents at beginning of period	399,913	388,162
Cash and cash equivalents at end of period	$264,951	$430,137

Supplemental Disclosures of Cash Flow Information:
Interest paid	$22,545	$31,058
Taxes paid	7,548	9,177
Lease liability arising from obtaining right-of-use assets	1,461	541
Loans held for sale transferred to held for investment	7,408	—
Loans transferred to other real estate owned	8,613	—
Goodwill adjustments	$—	$(853)
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Significant Accounting Policies
Our accounting and reporting policies are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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
On January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This standard amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this standard, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (often referred to as the gross-up approach). These amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). Early adoption is permitted, and the standard is to be applied prospectively. The adoption of ASU 2025-08 did not have any material impact on the consolidated financial statements.
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

NOTE 2 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2026
Taxable municipals	$555	$—	$(73)	$482
Tax exempt municipals	52,206	—	(3,634)	48,572
	$52,761	$—	$(3,707)	$49,054

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308

The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$234,327	$891	$(5,315)	$229,903
SBA securities	3,134	7	(53)	3,088
U.S. Treasury	2,628	—	(186)	2,442
U.S. Agency	2,000	—	(224)	1,776
Collateralized mortgage obligations	73,194	119	(2,664)	70,649
Taxable municipals	1,006	1	(73)	934
	$316,289	$1,018	$(8,515)	$308,792

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890

During the three and six months ended June 30, 2026 and 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2026 and December 31, 2025, the Company did not hold securities of any single issuer, such as a corporation, municipality, or foreign entity, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.3 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At June 30, 2026, available-for-sale debt securities with an amortized cost of $85.7 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.8 million that were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $14.3 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of June 30, 2026 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2026
Due in one year or less	$—	$—	$116	$117
Due after one year through five years	—	—	10,917	10,287
Due after five years through ten years	44,597	41,600	13,568	12,511
Due after ten years	8,164	7,454	291,688	285,877
	$52,761	$49,054	$316,289	$308,792
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025.

Unrealized Gains and Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
June 30, 2026:
Available-for-sale debt securities:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(3,159)	$151,782	$(2,156)	$20,848	$(5,315)	$172,630
SBA securities	—	—	(53)	2,282	(53)	2,282
U.S. Treasury	—	—	(186)	2,442	(186)	2,442
U.S. Agency	—	—	(224)	1,776	(224)	1,776
Collateralized mortgage obligations	(472)	34,079	(2,192)	25,163	(2,664)	59,242
Taxable municipals	—	—	(73)	432	(73)	432
	$(3,631)	$185,861	$(4,884)	$52,943	$(8,515)	$238,804
December 31, 2025:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(329)	$47,667	$(2,072)	$28,726	$(2,401)	$76,393
SBA securities	—	—	(54)	2,813	(54)	2,813
U.S. Treasury	—	—	(182)	2,472	(182)	2,472
U.S. Agency	—	—	(207)	1,793	(207)	1,793
Collateralized mortgage obligations	(35)	7,971	(1,860)	25,234	(1,895)	33,205
Taxable municipals	—	—	(68)	438	(68)	438
	$(364)	$55,638	$(4,443)	$61,476	$(4,807)	$117,114

As of June 30, 2026, the Company had a total of 112 available-for-sale debt securities in a gross unrealized loss position totaling $8.5 million, including 61 securities with total gross unrealized losses of $4.9 million that had been in a continual loss position for twelve months and longer. As of December 31, 2025, the Company had a total of 78 available-for-sale debt securities in a gross unrealized loss position totaling $4.8 million, including 63 securities with total gross unrealized losses of $4.4 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.
Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss, net of taxes. At June 30, 2026, the Company had a net unrealized loss on available-for-sale debt securities of $7.5 million, or $5.3 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $2.3 million, or $1.6 million net of tax in accumulated other comprehensive loss, at December 31, 2025.
Allowance for Credit Losses on Debt Securities
For available-for-sale debt securities with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. In addition, the Company reviewed the credit rating of the municipal securities. At June 30, 2026, the total fair value of taxable municipal securities was $934 thousand, and all of these securities were rated AA and above. At December 31, 2025, the total fair value of taxable municipal securities was $938 thousand, and all of these securities were rated AA and above.

At June 30, 2026, 61 held-to-maturity debt securities with fair values totaling $49.1 million had gross unrecognized losses totaling $3.7 million, compared to 61 held-to-maturity debt securities with fair values totaling $49.3 million had gross unrecognized losses totaling $3.6 million at December 31, 2025. The Company has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. At June 30, 2026 and December 31, 2025, fair values of held-to-maturity debt securities rated AA and above totaled $45.8 million and $46.0 million, respectively and those rated AA- totaled $3.3 million and $3.3 million, respectively.
Management evaluates securities in an unrealized loss position at least on a quarterly basis, and determined that the unrealized losses at June 30, 2026 and 2025 related to each investment were primarily attributable to factors other than credit related, including changes in interest rates driven by the Federal Reserve’s policy to fight against inflation and general volatility in market conditions. As such, the Company applied a zero credit loss assumption for these securities and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025.

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
The table below summarizes the Company’s restricted stock investments at June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Federal Reserve Bank	$15,636	$15,627
Federal Home Loan Bank	15,305	15,305
	$30,941	$30,932

During the three and six months ended June 30, 2026, the Company purchased $1 thousand and $9 thousand of Federal Reserve stock, and there were no purchases of FHLB stock.

Other Equity Securities Without a Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both June 30, 2026 and December 31, 2025. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and six months ended June 30, 2026 and 2025, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At June 30, 2026 and December 31, 2025, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $8.3 million and $9.1 million, respectively. Total unfunded capital commitments for these investments were $6.7 million at June 30, 2026. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three and six months ended June 30, 2026, the Company received $882 thousand and $792 thousand, respectively, of net capital distributions related to these equity investments and recognized losses of $251 thousand and $70 thousand, respectively, which is included in other losses, charges and fees in the consolidated statements of income. During the three and six months ended June 30, 2025, the Company made $398 thousand and $330 thousand, respectively, of net capital contributions to these equity investments. At June 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and six months ended June 30, 2026 and 2025, there were no losses recognized related to changes in fair value.
The Company has also invested in and acquired interest in limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At June 30, 2026 and December 31, 2025, the net amortized balance of these investments was $4.3 million and $4.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $295 thousand and $382 thousand at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three and six months ended June 30, 2026 and 2025 follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense included in income tax expense	$233	$268	$466	$574
Tax benefits and other tax benefits recognized	267	253	582	506
Contributions	57	301	87	415

At June 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired. During the three and six months ended June 30, 2026 and 2025, there were no losses recognized related to changes in fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Investment (“LHFI”)

The Company’s loan portfolio consists primarily of loans to borrowers within the California market. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 80% and 80% of total loans at June 30, 2026 and December 31, 2025, respectively. The Company also originates SBA loans either for sale to institutional investors or for retention in the loan portfolio. Loans identified as held for sale are carried at the lower of cost or market value and separately designated as such in the consolidated financial statements. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.

The composition of the Company’s LHFI portfolio at June 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Construction and land development	$133,828	$138,894
Real estate - other:
1-4 family residential	139,841	142,399
Multifamily residential	286,296	324,075
Commercial real estate and other	1,906,910	1,820,445
Commercial and industrial	625,212	605,859
Consumer	2,666	2,215
Loans held for investment (1)	3,094,753	3,033,887
Allowance for credit losses	(34,860)	(34,348)
Loans held for investment, net	$3,059,893	$2,999,539
(1)LHFI includes net unearned fees of $2.3 million and $2.8 million and net unearned discounts on acquired loans of $24.8 million and $31.3 million at June 30, 2026 and December 31, 2025, respectively. The Company recognized $3.9 million and $5.6 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $7.9 million and $11.7 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the six months ended June 30, 2026 and 2025, respectively.

The Company has pledged $2.25 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.42 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $323.7 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of June 30, 2026. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At June 30, 2026, the Company had loans held for sale totaling $15.8 million, consisting of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. During the three months ended June 30, 2026, the Company transferred $7.4 million of SBA 7(a) loans from held for sale to held for investment at net amortized cost.
The Company accounts for loans held for sale at the lower of carrying value or fair value. At June 30, 2026 and December 31, 2025, the fair value of loans held for sale totaled $15.8 million and $25.6 million, respectively. The Company recorded zero and $266 thousand in valuation allowance related to its consumer solar loans during the three and six months ended June 30, 2026. There were no comparable valuation write-downs for the three and six months ended June 30, 2025.
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

The risk category of LHFI by class of loans and origination year as of June 30, 2026 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
Construction and land development
Pass	$17,919	$48,220	$40,352	$9,134	$7,896	$1,957	$—	$—	$125,478
Special mention	—	—	—	3,350	—	—	—	—	3,350
Substandard	—	—	—	—	5,000	—	—	—	5,000
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	17,919	48,220	40,352	12,484	12,896	1,957	—	—	133,828
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	7,511	771	1,518	1,134	31,460	34,553	57,877	326	135,150
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,661	2,030	—	—	4,691
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	7,511	771	1,518	1,134	34,121	36,583	57,877	326	139,841
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	29,672	54,474	14,368	18,814	41,506	126,023	1,439	—	286,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	29,672	54,474	14,368	18,814	41,506	126,023	1,439	—	286,296
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	188,981	271,996	91,564	84,090	440,982	722,606	64,895	—	1,865,114
Special mention	—	3,990	—	2,560	—	15,074	—	—	21,624
Substandard	—	—	—	4,450	1,878	13,844	—	—	20,172
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	188,981	275,986	91,564	91,100	442,860	751,524	64,895	—	1,906,910
YTD gross charge-offs	—	—	—	—	127	—	—	—	127
Commercial and industrial
Pass	59,104	72,290	34,978	17,092	41,930	61,420	279,898	488	567,200
Special mention	—	—	900	27	356	1,292	21,091	—	23,666
Substandard	—	277	6,388	60	16,219	714	9,743	945	34,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	59,104	72,567	42,266	17,179	58,505	63,426	310,732	1,433	625,212
YTD gross charge-offs	—	46	—	20	—	—	—	—	66
Consumer
Pass	796	—	1,297	—	452	—	121	—	2,666
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	796	—	1,297	—	452	—	121	—	2,666
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

Total by risk rating:
Pass	$303,983	$447,751	$184,077	$130,264	$564,226	$946,559	$404,230	$814	$2,981,904

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
Special mention	—	3,990	900	5,937	356	16,366	21,091	—	48,640
Substandard	—	277	6,388	4,510	25,758	16,588	9,743	945	64,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$303,983	$452,018	$191,365	$140,711	$590,340	$979,513	$435,064	$1,759	$3,094,753
YTD gross charge-offs	$—	$46	$—	$20	$127	$—	$—	$—	$193

The risk category of LHFI by class of loans and origination year as of December 31, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Construction and land development
Pass	$28,119	$39,469	$12,434	$35,050	$5,336	$2,263	$—	$2,343	$125,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	13,808	—	72	—	—	13,880
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	28,119	39,469	12,434	48,858	5,336	2,335	—	2,343	138,894
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	2,469	1,525	12,657	29,542	16,550	22,687	50,872	3,430	139,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,667	—	—	—	—	2,667
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	2,469	1,525	12,657	32,209	16,550	22,687	50,872	3,430	142,399
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	61,974	15,987	18,766	77,050	82,137	58,201	1,990	—	316,105
Special mention	—	—	—	7,970	—	—	—	—	7,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	61,974	15,987	18,766	85,020	82,137	58,201	1,990	—	324,075
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate and other
Pass	259,144	96,078	81,643	422,093	342,770	472,569	70,135	15,711	1,760,143

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
Special mention	4,018	—	2,765	13,676	1,108	17,386	6,207	—	45,160
Substandard	—	—	3,161	195	1,450	10,336	—	—	15,142
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	263,162	96,078	87,569	435,964	345,328	500,291	76,342	15,711	1,820,445
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	82,767	42,546	18,481	44,235	17,898	57,091	289,223	5,349	557,590
Special mention	—	639	33	486	11	1,747	16,191	170	19,277
Substandard	293	1,052	954	16,421	17	828	8,063	1,364	28,992
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	83,060	44,237	19,468	61,142	17,926	59,666	313,477	6,883	605,859
YTD gross charge-offs	—	—	91	3,541	163	1,179	—	—	4,974
Consumer
Pass	431	873	—	649	2	1	259	—	2,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	431	873	—	649	2	1	259	—	2,215
YTD gross charge-offs	—	—	—	—	3,502	—	—	—	3,502

Total by risk rating:
Pass	$434,904	$196,478	$143,981	$608,619	$464,693	$612,812	$412,479	$26,833	$2,900,799
Special mention	4,018	639	2,798	22,132	1,119	19,133	22,398	170	72,407
Substandard	293	1,052	4,115	33,091	1,467	11,236	8,063	1,364	60,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$439,215	$198,169	$150,894	$663,842	$467,279	$643,181	$442,940	$28,367	$3,033,887
YTD gross charge-offs	$—	$—	$91	$3,541	$4,962	$1,896	$—	$—	$10,490

LHFI Past Due and Nonaccrual Loans
A summary of LHFI past due as of June 30, 2026 and December 31, 2025 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2026
Construction and land development	$—	$—	$—	$—	$5,000	$128,828	$133,828
Real estate - other:
1-4 family residential	—	2,030	—	2,030	2,661	135,150	139,841
Multifamily residential	—	—	—	—	—	286,296	286,296
Commercial real estate and other	—	1,951	—	1,951	83	1,904,876	1,906,910
Commercial and industrial	588	372	—	960	1,178	623,074	625,212
Consumer	—	—	—	—	—	2,666	2,666
	$588	$4,353	$—	$4,941	$8,922	$3,080,890	$3,094,753

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808	$125,086	$138,894
Real estate - other:
1-4 family residential	—	—	—	—	—	142,399	142,399
Multifamily residential	7,970	—	—	7,970	—	316,105	324,075
Commercial real estate and other	5,838	—	—	5,838	83	1,814,524	1,820,445
Commercial and industrial	845	53	—	898	2,195	602,766	605,859
Consumer	—	29	—	29	—	2,186	2,215
	$14,653	$82	$—	$14,735	$16,086	$3,003,066	$3,033,887

The Company had no LHFI that were over 90 days past due and were still accruing interest at June 30, 2026 and December 31, 2025.

LHFI Nonaccrual Loans
A summary of total LHFI nonaccrual loans and the amount of LHFI nonaccrual loans with no related ACL as of June 30, 2026 and December 31, 2025 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
June 30, 2026
Construction and land development	$5,000	$373	$—	$—	$5,000	$—
Real estate - other:
1-4 family residential	2,661	—	—	—	2,661	2,661
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	637	64	541	—	1,178	438
Total	$8,381	$437	$541	$—	$8,922	$3,182

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2025
Construction and land development	$13,808	$373	$—	$—	$13,808	$8,808
Real estate - other:
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	1,865	207	330	—	2,195	553
Total	$15,756	$580	$330	$—	$16,086	$9,444

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
As of June 30, 2026, $24.0 million of loans were individually evaluated with a $373 thousand ACL attributed to such loans. At June 30, 2026, $23.5 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $541 thousand were evaluated using a discounted cash flow approach. One C&I loan with a net amortized balance of $15.7 million was classified as an individually evaluated loan due in part, to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of June 30, 2026. All other individually evaluated loans were on nonaccrual status at June 30, 2026.
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
Modified Loans to Borrowers Experiencing Financial Difficulty

The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
(dollars in thousands)	Term Extension	Interest Rate Reduction and Term Extension	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	13,258	3,237	16,495	0.9%
Commercial and industrial	—	1,048	1,048	0.2%
Total	$13,258	$4,285	$17,543	0.6%

	Six Months Ended June 30, 2026
(dollars in thousands)	Term Extension	Interest Rate Reduction and Term Extension	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	13,258	3,237	16,495	0.9%
Commercial and industrial	—	1,993	1,993	0.3%
Total	$13,258	$5,230	$18,488	0.6%

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	—	—	183	183	—%
Commercial and industrial	6,780	134	39	6,953	1.1%
Total	$6,780	$134	$222	$7,136	0.2%

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	—	—	183	$183	—%
Commercial and industrial	15,974	134	39	$16,147	2.7%
Total	$15,974	$134	$222	$16,330	0.5%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026
(dollars in thousands)	Financial effect
Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months
Interest Rate Reduction and Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months and reduced interest rates by a weighted average of 1.38%
Commercial and industrial	Extended maturity by a weighted average of six months and reduced interest rates by a weighted average of 0.97%

Six Months Ended June 30, 2026
(dollars in thousands)	Financial effect
Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months
Interest Rate Reduction and Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months and reduced interest rates by a weighted average of 1.38%
Commercial and industrial	Extended maturity by a weighted average of seven months and reduced interest rates by a weighted average of 1.58%

Three Months Ended June 30, 2025
(dollars in thousands)	Financial effect
Term Extension:
Commercial and industrial	Extended term by a weighted average of six months
Payment Delay:
Commercial and industrial	Three months full payment deferrals and one year of partial payment deferrals
Term Extension and Payment Delay:
Commercial real estate and other	Extended maturity by a weighted average of one year and granted one year partial payment deferrals.
Commercial and industrial	Extended maturity by a weighted average of six months and granted four months of payment deferrals.

Six Months Ended June 30, 2025
(dollars in thousands)	Financial effect
Term Extension:
Commercial and industrial	Extended term by a weighted average of ten months
Payment Delay:
Commercial and industrial	Three months full payment deferrals and one year of partial payment deferrals
Term Extension and Payment Delay:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of one year and granted one year partial payment deferrals.
Commercial and industrial	Extended maturity by a weighted average of six months and granted four months of payment deferrals.
The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended June 30, 2026 and 2025.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2026
Real estate:
Commercial real estate and other	$—	$—	$—	$—	$—	$16,691	$16,691
Commercial and industrial	—	—	—	—	—	9,257	9,257
	$—	$—	$—	$—	$—	$25,948	$25,948

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2025
Real estate:
Commercial real estate and other	$—	$—	$—	$—	$—	$183	$183
Commercial and industrial	—	—	—	—	342	15,805	16,147
	$—	$—	$—	$—	$342	$15,988	$16,330
During the three and six months ended June 30, 2026, there were no defaults of loans that had been modified within the last 12 months. During the three and six months ended June 30, 2025, there were no defaults of loans that had been modified within the last 12 months.
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
A summary of collateral dependent loans by collateral type as of June 30, 2026 and December 31, 2025 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
June 30, 2026
Construction and land development	$—	$5,000	$—
Real estate - other:
1-4 family residential	—	2,661	—
Commercial real estate and other	83	—	—
Commercial and industrial	16,129	—	245
	$16,212	$7,661	$245

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
December 31, 2025
Construction and land development	$—	$13,808	$—
Real estate - other:
Commercial real estate and other	83	—	—
Commercial and industrial	17,330		250
	$17,413	$13,808	$250

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
The Company used the probability-weighted two-scenario forecasts, representing a base-case scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the third week of June 2026. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. Moody’s June 2026 U.S. baseline forecast was adjusted down materially from its March 2026 U.S. baseline forecast driven by persistent inflation, a shift away from expected Federal Reserve rate cuts, and a higher-for-longer interest rate environment. The projection of real GDP declined to 2.1% for 2026, compared to 2.8% projected in the March 2026 forecast. CPI is expected to average 3.4% in 2026, compared to 3.1% projected in the March 2026 forecast. The Conference Board forecasted GDP growth to weaken further in 2026 at 1.8% and by 1.9% in 2027 amid a fragile balance of resilient labor markets and softening consumer demand due to tariff-induced inflation and energy price shocks. It is less optimistic than Moody’s baseline scenario of 2026 GDP of 2.1%. Moody’s economic forecast anticipated no rate cuts in 2026, with the potential for further tightening if inflation persists. This change is driven by a stabilization in the labor market and a reassessment of inflation as more durable and structural rather than transitory. The 10-year Treasury yield was forecasted to remain around 4.5% through the decade, supported by persistent inflationary pressures and a deteriorating fiscal environment. The labor market shifted from steady weakness to gradual deterioration with lag. Slow job growth was already expected to continue in 2026. Despite this, the unemployment rate is still projected to peak at 4.6% in the second quarter of 2027.
Moody’s S2 downside scenario shifted to a more stagflationary profile, combining persistent inflation with recession, versus a more front-loaded shock contemplated in the March 2026 forecast. The downside is increasingly driven by structural pressures, e.g. inflation, tariffs, geopolitics, rather than a temporary shock. The most immediate change is the timing of the recession’s onset, which was pushed from the second quarter of 2026 to the third quarter of 2026. Alongside this shift, the peak unemployment rate stayed at 7.3%, now expected to occur in the second quarter of 2027 rather than the first quarter of 2027. The scenario is not less severe, but more prolonged and structurally adverse. The projected real GDP growth was revised to 1.5% in 2026, and -0.1% in 2027, compared with 2.1% and 1.9%, respectively, in Moody’s June 2026 baseline.
Moody’s economic forecasts for California suggested California gross state product (“GSP”) will grow by 1.88% on average for the next four quarters, down from 2.47% in its March 2026 baseline forecast. The forecasts for 2026 California unemployment were revised upward to 5.3%. Beacon Economics forecasted the California unemployment rate upward to 5.3% from the fourth quarter of 2026 and topping at 5.4% for the following three quarters.
Other key California economic forecasts used in the ACL calculation—including the California unemployment rate, California GSP, construction sector GSP, California Home Price Index, and the 5-Year

Treasury yield—showed mixed movements across the baseline and downside scenarios. As a result, the changes in these economic variables are expected to have a mixed impact on the Company's ACL. Relative to the March 2026 forecast, most California economic indicators reflected a more pessimistic outlook, while the California unemployment rate and California Home Price Index remained largely unchanged. California GSP was revised materially lower in both scenarios due to oil price shock undermining business activity and confidence. California GSP for the construction sector was also revised lower, and 5-year treasury yield is revised higher in both scenarios driven by the inflation fears and shifting rate outlook. The change in California GSP, California GSP for the construction sector, and 5-year treasury yield is expected to drive the ACL higher.
Based on the above reviews and analyses, the Company continues using the two probability-weighted scenario forecasts, and assigned 80% to the baseline scenario and 20% to the S2 downside scenario at June 30, 2026, shifting from 70% baseline scenario and 30% from the S2 downside scenario at March 31, 2026. The recommended weightings are based on the FOMC’s decision to hold the federal funds rate unchanged in the June 2026 meeting, the first meeting chaired by Chairman Warsh. This was the fourth consecutive meeting when the rate was held steady after a 25 basis points rate cut in December 2025. While FOMC participants acknowledged that inflationary pressures had increased and broadened beyond energy and tariff-related categories, raising concerns that inflation could prove more persistent, the Committee's updated projections reflected a balanced economic outlook. In the June 2026 meeting, the Fed increased its 2026 core inflation forecast to 3.3%, while revising GDP growth expectations to 2.2% and lowering its unemployment rate forecast to 4.3%. These revisions reflect concerns that inflationary pressures associated with the Iran conflict may persist longer than initially anticipated. Consistent with this outlook, Moody's June 2026 baseline forecast assumes no additional federal funds rate cuts during 2026, supporting management's decision to increase the weighting assigned to Moody’s baseline scenario. In June 2026, the Company initially considered using solely the base-case scenario for the ACL model; however, given recent heightened domestic and geopolitical uncertainty, uncertainty around the current administration and tariff policy, a rising inflation level that is still considerably above the Fed’s 2.0% target rate, and slowing GDP growth projection, the Company believes it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment.
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through May 2026 to estimate the ACL. During the second quarter of 2026, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight increase in prepayment rates and a slight decrease in curtailment rates.
Accrued interest receivable on loans totaled $9.7 million and $9.8 million at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. There was a $336 thousand reversal of credit losses for unfunded loan commitments for the three and six months ended June 30, 2026. There was a $29 thousand and $(589) thousand provision for (reversal of) credit losses for unfunded loan commitments for the three and six months ended June 30, 2025. The reversal of credit losses for unfunded loan commitments is included in provision for (reversal of) credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $1.8 million and $2.1 million at June 30, 2026 and December 31, 2025. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for loan losses (ALL)
Balance, beginning of period	$34,002	$45,839	$34,348	$50,540
Provision for (reversal of) loan losses	1,050	(663)	669	(3,821)
Charge-offs	(193)	(4,247)	(193)	(7,406)
Recoveries	1	181	36	1,797
Net charge-offs	(192)	(4,066)	(157)	(5,609)
Balance, end of period	$34,860	$41,110	$34,860	$41,110
Reserve for unfunded loan commitments
Balance, beginning of period	$2,105	$2,485	$2,105	$3,103
(Reversal of) provision for credit losses for unfunded loan commitments	(336)	29	(336)	(589)
Balance, end of period	1,769	2,514	1,769	2,514
Allowance for credit losses, end of period	$36,629	$43,624	$36,629	$43,624

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended June 30, 2026
Beginning of period	$1,388	$24,897	$7,708	$9	$34,002
(Reversal of) provision for loan losses	(99)	948	199	2	1,050
Charge-offs	—	(127)	(66)	—	(193)
Recoveries	—	—	1	—	1
Net charge-offs	—	(127)	(65)	—	(192)
End of period	$1,289	$25,718	$7,842	$11	$34,860
Three Months Ended June 30, 2025
Beginning of period	$1,704	$26,929	$16,164	$1,042	$45,839
(Reversal of) provision for loan losses	(147)	(592)	(137)	213	(663)
Charge-offs	—	(359)	(3,621)	(267)	(4,247)
Recoveries	—	—	179	2	181
Net charge-offs	—	(359)	(3,442)	(265)	(4,066)
End of period	$1,557	$25,978	$12,585	$990	$41,110

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Six Months Ended June 30, 2026
Beginning of period	$1,204	$24,590	$8,544	$10	$34,348
Provision for (reversal of) loan losses	85	1,250	(667)	1	669
Charge-offs	—	(127)	(66)	—	(193)
Recoveries	—	5	31	—	36
Net charge-offs	$—	$(122)	$(35)	$—	$(157)
End of period	$1,289	$25,718	$7,842	$11	$34,860

Six Months Ended June 30, 2025
Beginning of period	$1,953	$29,399	$18,056	$1,132	$50,540
(Reversal of) provision for loan losses	(396)	(1,410)	(2,411)	396	(3,821)
Charge-offs	—	(2,014)	(4,852)	(540)	(7,406)
Recoveries	—	3	1,792	2	1,797
Net charge-offs	$—	$(2,011)	$(3,060)	$(538)	$(5,609)
End of period	$1,557	$25,978	$12,585	$990	$41,110
Other Real Estate Owned (“OREO”), Net
Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $8.6 million of foreclosed assets at June 30, 2026. There was no foreclosed assets at December 31, 2025. During the six months ended June 30, 2026, the Company foreclosed on the collateral related to a construction nonaccrual loan of $8.6 million, that was transferred to OREO at its estimated fair value, after accounting for estimated selling cost. During the three and six months ended June 30, 2025, the Company did not foreclose on any collateral. During the three and six months ended June 30, 2026, the Company did not sell any OREO. During the three and six months ended June 30, 2025, the Company sold $4.1 million of OREO and recognized a loss on sale of $862 thousand.

There was no valuation allowances due to declines in the fair value of the underlying property during the three and six months ended June 30, 2026 and 2025.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million at June 30, 2026 and December 31, 2025. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2025, and as a result of that assessment had determined that there was no impairment to goodwill. There were no triggering events during the three and six months ended June 30, 2026 that caused management to evaluate goodwill for a quantitative impairment analysis as of June 30, 2026.

The following table presents changes in the carrying amount of goodwill for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$110,934	$111,780	$110,934	$111,787
Adjustments to goodwill(1)	—	(846)	—	(853)
Balance, end of period	$110,934	$110,934	$110,934	$110,934
(1)During the three months ended June 30, 2025, goodwill adjustments were related to recoveries on acquired PCD loans previously charged-off prior to the merger with the predecessor California BanCorp. During the six months ended June 30, 2025, the goodwill adjustments were related to a true-up of the low-income housing tax credit investments acquired from the merger with the predecessor California BanCorp, offset by its state net operating losses that cannot be utilized post-merger and aforementioned recoveries on acquired PCD loans previously charged-off prior to the merger with the predecessor California BanCorp.
Core deposit intangibles are amortized over remaining periods of 2.5 to 8.1 years. Trade name is amortized over a remaining period of one month. As of June 30, 2026, the weighted-average remaining amortization period for intangible assets was approximately 7.9 years.
The Company performs the annual impairment analysis for the intangible assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no significant changes in the economic environment or future projections since the annual intangible assets impairment test performed during the fourth quarter 2025 and therefore, believes that there was no impairment as of June 30, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gross balance, beginning of period	$27,138	$27,138	$27,138	$27,138
Additions	—	—	—	—
Gross balance, end of period	$27,138	$27,138	$27,138	$27,138

Accumulated amortization:
Balance, beginning of period	$(9,458)	$(5,815)	$(8,658)	$(4,867)
Amortization	(800)	(948)	(1,600)	(1,896)
Balance, end of period	(10,258)	(6,763)	(10,258)	(6,763)
Intangible assets, net, end of period	$16,880	$20,375	$16,880	$20,375

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2026	$1,538
2027	2,761
2028	2,465
2029	2,160
2030	2,003
Thereafter	5,953
$16,880

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
As of June 30, 2026, reciprocal deposits decreased to $705.2 million, representing 21.0% of total deposits and 20.7% of Bank’s total liabilities, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025. The excess over 20% increased the Bank’s wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were still within the Bank's internal policy limit.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $53.4 million and $65.1 million as of June 30, 2026 and December 31, 2025, respectively. There were no brokered time deposits as of June 30, 2026 and $3.8 million brokered time deposits as of December 31, 2025.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of June 30, 2026 and December 31, 2025, total collateralized deposits, including the deposits of State of California and their public agencies, were $46.0 million and $45.8 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At June 30, 2026, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2026	$80,078
2027	11,791
2028	44
2029	125
2030 and thereafter	1
$92,039

NOTE 6 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of June 30, 2026 and December 31, 2025 follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB advances	$—	$—
Subordinated debt	34,611	33,832
Total borrowings	$34,611	$33,832
Federal Home Loan Bank Secured Line of Credit
At June 30, 2026, the Company had a secured line of credit of $784.8 million from the FHLB, of which $719.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2026, the Company had pledged $2.25 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.42 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at June 30, 2026, the Company used $65.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at June 30, 2026 and December 31, 2025.
Federal Reserve Bank Secured Line of Credit
At June 30, 2026, the Company had credit availability of $329.7 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2026, the Company had pledged held-to-maturity debt securities with an amortized cost of $52.8 million as collateral, and qualifying loans with an unpaid principal balance of $323.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $85.7 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at June 30, 2026 and December 31, 2025.
Federal Funds Unsecured Lines of Credit
At June 30, 2026, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2026 and December 31, 2025.
Fixed-to-Floating Rate Subordinated Debt
In connection with the merger with the predecessor California BanCorp, the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning September 1, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At June 30, 2026 and December 31, 2025, the net unamortized fair value discount was $389 thousand and $1.2 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2026, the Company was in compliance with all covenants and terms of these notes. See Note 13 – Subsequent Events for additional information regarding the proposed redemption of this subordinated debt.

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
There were 102,594 and 512,509 common stock shares repurchased at a weighted average market price of $19.46 and $18.36 and a total cost of $2.0 million and $9.4 million under this common stock share repurchase plan during the three and six months ended June 30, 2026. There were no shares of common stock repurchased under this share repurchase plan during the three and six months ended June 30, 2025. The remaining maximum number of common stock shares authorized to be repurchased under this program was 875,563 shares at June 30, 2026.
NOTE 8 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding used to compute EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$14,300	$14,099	$28,091	$30,952

Weighted average common shares outstanding - basic	32,155,912	32,423,935	32,256,261	32,371,662
Dilutive effect of outstanding:
Stock options and unvested stock grants	240,033	261,197	278,910	319,981
Weighted average common shares outstanding - diluted	32,395,945	32,685,132	32,535,171	32,691,643

Earnings per common share - basic	$0.44	$0.43	$0.87	$0.96
Earnings per common share - diluted	$0.44	$0.43	$0.86	$0.95

For the three months ended June 30, 2026 and 2025, there were 1,673 and 227,638 restricted stock units and zero and zero stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the six months ended June 30, 2026 and 2025, there were 1,297 and 144,414 restricted stock units and zero and zero stock options, respectively, that were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 9 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and six months ended June 30, 2026 and 2025 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$24,393	$26,767	$24,443	$27,734
Closed	—	(1,553)	—	(1,553)
Repayments	(51)	(47)	(101)	(1,014)
Balance, end of period	$24,342	$25,167	$24,342	$25,167
Directors and related interests deposits at June 30, 2026 and December 31, 2025, amounted to approximately $30.5 million and $37.5 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expenses for the three and six months ended June 30, 2026 and 2025 were $11 thousand and $22 thousand, respectively. Future minimum lease payments under the lease were $40 thousand and $62 thousand as of June 30, 2026 and December 31, 2025, respectively.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At June 30, 2026 and December 31, 2025, total capital contributions made to this investment were $1.6 million and $1.5 million, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$885,462	$877,525
Letters of credit issued to customers	26,750	23,589
Commitments to contribute capital to other equity investments	7,000	7,859
	$919,212	$908,973
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and six months ended June 30, 2026 was $180 thousand and $353 thousand, respectively. The expense incurred for these agreements for the three and six months ended June 30, 2025 was $247 thousand and $494 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined at this time and the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
NOTE 11 - STOCK-BASED COMPENSATION PLAN
In contemplation of the holding company reorganization, in November 2019 the Company’s Board of Directors adopted the California BanCorp 2019 Omnibus Equity Incentive Plan, formerly known as Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by shareholders in April 2020 with a maximum number of shares of common stock that may be issued or paid out under the plan of 2,200,000. In addition, upon the completion of the bank holding company reorganization in 2020, the Bank’s 2001 Stock Option Plan and 2011 Omnibus Equity Incentive Plan were terminated and all outstanding and unexpired stock options and all shares of restricted stock outstanding under the terminated plans became equivalent awards of the Company under the 2019 Plan . On May 27, 2026, at the Company’s 2026 Annual Meeting of Shareholders, shareholders approved the California BanCorp 2026 Omnibus Equity Incentive Plan (the “2026 Plan”), which authorizes the issuances of up to 1,600,000 shares of common stock. Effective May 27, 2026, no additional awards were granted under the 2019 Plan. All awards outstanding under the 2019 Plan as of that date will remain in effect and continue to be governed by the terms, conditions and procedures set forth in the 2019 Plan and any applicable award agreements.
At June 30, 2026, the maximum number of shares authorized for issuance under the 2026 Plan was 1,600,000.
The 2026 Plan provides for the granting to eligible participants of such incentive awards as determined by the Board of Directors or a committee established by the Board, in its sole discretion, to administer the Plan. The Board has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the vesting and exercisability of the awards and the form of consideration payable upon exercise. Stock options expire no later than ten years from the date of the grant. The 2026 Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. Restricted stock units generally vest over a period of one to five years.
Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards. Under the terms of the 2026 Plan, vested options generally expire ninety days after the director or employee terminates their service affiliation with the Company.
For the three and six months ended June 30, 2026, total stock-based compensation cost related to stock options and restricted stock units was $1.3 million and $2.7 million. For the three and six months ended June 30, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million and $3.0 million, respectively.
Stock Options
As of June 30, 2026, there were $4 thousand of total unrecognized compensation costs related to the outstanding stock options.
There were 7,500 stock options exercised with an intrinsic value of $54 thousand during the three months ended June 30, 2026, and 9,375 stock options exercised during the three months ended June 30, 2025 with an intrinsic value of $79 thousand. Related tax benefits for the disqualifying disposition of incentive stock options

(“ISO”) exercised were $15 thousand for the three months ended June 30, 2026. Related tax benefits for the disqualifying disposition of ISO exercised were $11 thousand for the three months ended June 30, 2025.
There were 40,750 and 14,513 stock options exercised during the six months ended June 30, 2026 and 2025, respectively. The intrinsic value of stock options exercised was approximately $424 thousand and $119 thousand for the six months ended June 30, 2026 and 2025, respectively. There were $15 thousand and $11 thousand related tax benefit for the disqualifying disposition of ISO exercised for the six months ended June 30, 2026 and 2025.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2026 and 2025.
A summary of changes in outstanding stock options during the three and six months ended June 30, 2026 and 2025 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	85,625	$11.20	118,875	$9.98
Granted	—	$—	—	$—
Exercised	(7,500)	$11.74	(40,750)	$7.76
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	78,125	$11.14	78,125	$11.14	2.2	$758
Options exercisable	76,575	$11.15	76,575	$11.15	2.1	$742

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	131,750	$9.71	136,888	$9.64
Granted	—	$—	—	$—
Exercised	(9,375)	$6.47	(14,513)	$6.94
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	122,375	$9.96	122,375	$9.96	2.5	$710
Options exercisable	119,275	$9.93	119,275	$9.93	2.4	$695

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and six months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	814,325	$16.49	713,905	$15.51
Granted	40,339	$18.94	349,530	$18.42
Vested	(62,048)	$14.96	(245,113)	$15.64
Forfeited	(19,446)	$16.03	(45,152)	$16.13
Unvested at end of period	773,170	$16.75	773,170	$16.75

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	977,048	$14.65	1,048,899	$14.73
Granted	55,885	$14.76	187,148	$15.59
Vested	(62,504)	$14.77	(260,452)	$15.61
Forfeited	(5,679)	$17.61	(10,845)	$16.75
Unvested at end of period	964,750	$14.63	964,750	$14.63

As of June 30, 2026, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of June 30, 2026, there was $10.7 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.4 years. The total unrecognized compensation expense included $640 thousand related to the fair value of outstanding restricted stock units that were assumed in the merger with the predecessor California BanCorp, which will be recognized over the weighted-average vesting period of 2.3 years. The total grant date fair value of restricted stock units vested was $928 thousand and $3.8 million for the three and six months ended June 30, 2026, respectively, and $923 thousand and $4.1 million for the three and six months ended June 30, 2025, respectively. Related tax expenses were approximately $87 thousand and $215 thousand for the three and six months ended June 30, 2026, respectively, and approximately zero and $5 thousand for the three and six months ended June 30, 2025, respectively.
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

The estimated fair value hierarchy level and estimated fair value of financial instruments at June 30, 2026 and December 31, 2025, is summarized as follows:

		June 30, 2026		December 31, 2025
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$55,196	$55,196	$52,013	$52,013
Fed funds and interest-bearing balances	Level 1	209,755	209,755	347,900	347,900
Debt securities available for sale	Level 1/2	308,792	308,792	234,890	234,890
Debt securities held to maturity	Level 2	52,761	49,054	52,936	49,308
Loans held for sale	Level 2	15,828	15,928	25,105	25,566
Loans held for investment, net	Level 3	3,059,893	3,059,276	2,999,539	3,000,768
Restricted stock, at cost	Level 2	30,941	30,941	30,932	30,932
Other equity securities(1)	Level 2	13,431	13,431	14,760	14,760
Accrued interest receivable	Level 2	11,555	11,555	11,115	11,115

Financial liabilities:
Deposits	Level 2	3,359,105	3,358,976	3,370,581	3,370,456
Borrowings	Level 2	34,611	33,610	33,832	34,149
Accrued interest payable	Level 2	635	635	679	679
(1) Other equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets.
Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$229,903	$—	$229,903
SBA securities	—	3,088	—	3,088
U.S. Treasury	2,442	—	—	2,442
U.S. Agency	—	1,776	—	1,776
Collateralized mortgage obligations	—	70,649	—	70,649
Taxable municipals	—	934	—	934
	$2,442	$306,350	$—	$308,792

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$161,016	$—	$161,016
SBA securities	—	3,816	—	3,816
U.S. Treasury	2,472	—	—	2,472
U.S. Agency	—	1,793	—	1,793
Collateralized mortgage obligations	—	64,855	—	64,855
Taxable municipals	—	938	—	938
	$2,472	$232,418	$—	$234,890
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At June 30, 2026, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were $46 thousand partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and no related reserves were recorded during the three and six months ended June 30, 2026.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025. There was OREO of $8.6 million as of June 30, 2026. OREO is presented net of an allowance, and there were no allowances as of June 30, 2026. At December 31, 2025, there was no OREO. Only individually evaluated collateral-dependent loans with a related ACL or a partial charge off are included in the following table for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
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

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of June 30, 2026 and December 31, 2025.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
June 30, 2026
Collateral dependent loans
Construction and land	$4,627	Third party appraisal	Cost to sell	7.64% - 7.64% (7.64%)
Total collateral dependent loans	$4,627
Other real estate owned, net	$8,613	Third party appraisal	Cost to sell	9.80% – 9.80% (9.80%)

December 31, 2025
Collateral dependent loans
Construction and land	$9,281	Third party appraisal	Cost to sell	7.19% – 7.19% (7.19%)
	4,627	Third party appraisal	Cost to sell	7.64% - 7.64% (7.64%)
Total collateral dependent loans	$13,908

NOTE 13 - SUBSEQUENT EVENTS
On July 23, 2026, the Company’s Board of Directors approved the regular quarterly cash dividend of $0.12 per share to holders of its common stock. The dividend is expected to be paid on October 15, 2026, to shareholders of record at the close of the business day on September 21, 2026.

In July 2026, the Company announced its intent to redeem all $35.0 million of its 3.50% fixed-to-floating rate subordinated debt due September 1, 2031, at par value during the third quarter of 2026. Starting in September 2026, the interest rate on that subordinated debt was originally scheduled to transition from a fixed rate to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, through the contractual maturity date of September 1, 2031.

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
Recent Developments
Market and Banking Industry Updates
At its June 17, 2026 meeting, the Federal Open Market Committee (“FOMC”) maintained the federal funds target range at 3.50% to 3.75%, reaffirming its objective of maintaining ample reserves in the banking system. The FOMC noted that economic activity continued to expand at a solid pace despite elevated uncertainty, including uncertainty related to the conflict in the Middle East, while inflation remained above the Federal Reserve’s 2% target, partly reflecting supply shocks affecting certain sectors, including energy.
The Federal Reserve’s July 2026 Monetary Policy Report reflected a more cautious inflation outlook compared with March 2026. The June 2026 Summary of Economic Projections showed median 2026 real GDP growth of 2.2%, unemployment of 4.3%, PCE inflation of 3.6%, and core PCE inflation of 3.3%. The median projected federal funds rate for year-end 2026 increased to 3.8%, compared with the March 2026 projection of 3.4%, indicating that policymakers no longer appear positioned for near-term easing and are instead focused on persistent inflation risk.
Recent economic commentary from the Federal Reserve Bank of San Francisco noted that the U.S. economy continues to expand at a solid pace, supported by strong business investment in technology equipment and software, while consumer spending has moderated. The same report noted that elevated energy prices have pushed inflation further above the Federal Reserve’s 2% goal, although they have had limited impact on overall economic activity to date. The most recent PCE inflation data cited in that report showed headline PCE inflation at 4.1% in May 2026, with inflation risks remaining mainly to the upside.
In California, the UCLA Anderson Forecast released in March 2026 indicated that the state’s economic output continued to outpace the national economy, supported by high-productivity sectors such as artificial intelligence and aerospace. However, the forecast also noted ongoing employment weakness, with unemployment remaining above 5% and payroll growth lagging output growth, reflecting a bifurcated state economy. The forecast projected California unemployment to average 5.6% in 2026, decline to 4.8% in 2027, and improve further to 4.4% in 2028, while total employment growth was expected to strengthen from 0.9% in 2026 to 1.8% in 2027 and 2.1% in 2028.
Overall, the latest market information supports continued caution in the economic outlook. While economic growth remains resilient and California output has continued to outperform the national economy, inflation and interest-rate uncertainty have increased since the March 2026 forecast, driven primarily by energy-price volatility, tariff and supply-chain developments, and geopolitical risks. Management has not observed a material impact on client operations from these events to date, but continues to monitor evolving conditions, including their potential effects on borrower cash flows, collateral values, interest-rate sensitivity, and broader credit risk.
Moody’s anticipates GDP growth in California to grow to 1.88% in 2026 and to have a slight decrease to 1.64% in 2027. The state has moved back up to the position of the world’s fourth-largest economy, following a decline from its previous fifth-place ranking. California’s economy is cooling off, with slower payroll growth and downward revisions widening the gap with national trends. Challenges in the tech sector are expected to persist amid ongoing uncertainty. Ongoing trade‑related uncertainty and heightened geopolitical tensions have contributed to a more cautious business and investment environment. We have observed that some clients are delaying or reassessing the timing of certain projects amid continued economic uncertainty.
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
Per the regulatory definition of commercial real estate, at June 30, 2026, our concentration of such loans represented 449% of our total risk-based capital. In addition, at June 30, 2026, total loans secured by commercial real estate under construction and land development represented 25% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at June 30, 2026 were $5.1 million and there were $122 thousand net charge-offs during the six months ended June 30, 2026. At June 30, 2026, there was $8.6 million of OREO.
Given the nature of our commercial banking business, approximately 50% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2026.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At June 30, 2026, the amortized cost of our held-to-maturity debt securities was $52.8 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $308.8 million, or approximately 7.7% of total assets. The 10-Year Treasury Bond was approximately 4.4% at June 30, 2026, compared to 4.2% at December 31, 2025. The increase in the 10-Year Treasury Bond in 2026, resulted in higher net unrealized losses on our debt securities at June 30, 2026. At June 30, 2026, our accumulated other comprehensive loss, net of taxes, increased to $5.3 million, compared to $1.6 million at December 31, 2025. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $7.9 million at

June 30, 2026. The results of our stress testing on our debt security portfolio at June 30, 2026, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $51.1 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.

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

	Three Months Ended			Six Months Ended June 30,
($ in thousands except share and per share data)	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
EARNINGS
Net interest income	$43,354	$42,084	$41,417	$85,438	$83,672
Provision for (reversal of) credit losses	$714	$(381)	$(634)	$333	$(4,410)
Noninterest income	$1,551	$2,137	$2,856	$3,688	$5,422
Noninterest expense	$24,346	$25,512	$24,833	$49,858	$49,753
Income tax expense	$5,545	$5,299	$5,975	$10,844	$12,799
Net income	$14,300	$13,791	$14,099	$28,091	$30,952
Pre-tax pre-provision (1)	$20,559	$18,709	$19,440	$39,268	$39,341
Diluted earnings per share	$0.44	$0.42	$0.43	$0.86	$0.95
Ending shares outstanding	32,110,117	32,152,298	32,463,311	32,110,117	32,463,311

PERFORMANCE RATIOS
Return on average assets	1.43%	1.36%	1.45%	1.40%	1.58%
Return on average common equity	9.84%	9.62%	10.50%	9.73%	11.81%
Yield on loans	6.34%	6.14%	6.58%	6.24%	6.59%
Yield on earning assets	5.97%	5.72%	6.21%	5.84%	6.24%
Cost of deposits	1.31%	1.29%	1.59%	1.30%	1.59%
Cost of funds	1.38%	1.36%	1.73%	1.37%	1.73%
Net interest margin	4.71%	4.47%	4.61%	4.59%	4.63%
Efficiency ratio(1)	54.2%	57.7%	56.1%	55.9%	55.8%
Net (charge-offs) recoveries to average loans held-for-investment	(0.03)%	0.00%	(0.54)%	(0.01)%	(0.37)%

	June 30, 2026	December 31, 2025
CAPITAL
Tangible equity to tangible assets(1)	11.77%	11.45%
Book value (BV) per common share	$18.27	$17.79
Tangible BV per common share(1)	$14.29	$13.79

ASSET QUALITY
Allowance for loan losses (ALL)	$34,860	$34,348
Reserve for unfunded loan commitments	1,769	2,105
Allowance for credit losses (ACL)	$36,629	$36,453
Allowance for loan losses to nonperforming loans	390.7%	213.5%
ALL to total loans held for investment	1.13%	1.13%
ACL to total loans held for investment	1.18%	1.20%
30-89 days past due, excluding nonaccrual loans	$4,941	$14,735
Over 90 days past due, excluding nonaccrual loans	$—	$—
Special mention loans	$48,640	$72,407
Special mention loans to total loans held for investment	1.57%	2.39%
Substandard loans	$64,209	$60,681
Substandard loans to total loans held for investment	2.07%	2.00%
Nonperforming loans	$8,922	$16,086
Nonperforming loans to total loans held for investment	0.29%	0.53%
Other real estate owned	$8,613	$—
Nonperforming assets	$17,535	$16,086
Nonperforming assets to total assets	0.44%	0.40%

END OF PERIOD BALANCES
Total loans, including loans held for sale	$3,110,581	$3,058,992
Total assets	$4,025,259	$4,033,386
Deposits	$3,359,105	$3,370,581
Loans to deposits	92.6%	90.8%
Shareholders' equity	$586,640	$576,586
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Efficiency Ratio
Noninterest expense	$24,346	$25,512	$24,833	$49,858	$49,753

Net interest income	43,354	42,084	41,417	85,438	83,672
Noninterest income	1,551	2,137	2,856	3,688	5,422
Total net interest income and noninterest income	$44,905	$44,221	$44,273	$89,126	$89,094
(1) Efficiency ratio (non-GAAP)	54.2%	57.7%	56.1%	55.9%	55.8%

Pre-tax Pre-provision Income
Net interest income	$43,354	$42,084	$41,417	$85,438	$83,672
Noninterest income	1,551	2,137	2,856	3,688	5,422
Total net interest income and noninterest income	44,905	44,221	44,273	89,126	89,094
Less: Noninterest expense	24,346	25,512	24,833	49,858	49,753
(2) Pre-tax pre-provision income (non-GAAP)	$20,559	$18,709	$19,440	$39,268	$39,341

Return on Average Assets, Equity, and Tangible Equity
Net income	$14,300	$13,791	$14,099	$28,091	$30,952

Average assets	$3,997,252	$4,114,498	$3,905,279	$4,055,551	$3,952,134
Average shareholders’ equity	582,699	581,184	538,378	581,945	528,516
Less: Average intangible assets	128,203	128,992	132,600	128,595	133,081
(3) Average tangible common equity (non-GAAP)	$454,496	$452,192	$405,778	$453,350	$395,435

Return on average assets	1.43%	1.36%	1.45%	1.40%	1.58%
Return on average equity	9.84%	9.62%	10.50%	9.73%	11.81%
(4) Return on average tangible common equity (non-GAAP)	12.62%	12.37%	13.94%	12.50%	15.78%

(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$586,640	$576,586
Less: Intangible assets	127,814	129,414
(5) Tangible common equity (non-GAAP)	$458,826	$447,172

Total assets	$4,025,259	$4,033,386
Less: Intangible assets	127,814	129,414
(5) Tangible assets (non-GAAP)	$3,897,445	$3,903,972

Equity to asset ratio	14.57%	14.30%

(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
(6) Tangible common equity to tangible asset ratio (non-GAAP)	11.77%	11.45%
Book value per share	$18.27	$17.79
(7) Tangible book value per share (non-GAAP)	$14.29	$13.79
Shares outstanding	32,110,117	32,418,182

Results of Operations
Net Income
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Net income for the second quarter of 2026 was $14.3 million, or $0.44 per diluted share, compared with $13.8 million, or $0.42 per diluted share in the first quarter of 2026. Pre-tax, pre-provision income (non-GAAP) for the second quarter was $20.6 million, an increase of $1.9 million from the prior quarter. The $509 thousand increase in net income and $0.02 increase in diluted earnings per share were largely driven by a $1.3 million increase in net interest income and lower noninterest expense of $1.2 million, partially offset by a $1.1 million increase in provision for credit losses and a $586 thousand decrease in noninterest income.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net income for the three months ended June 30, 2026 was $14.3 million, or $0.44 per diluted share, compared with $14.1 million, or $0.43 per diluted share for the same 2025 period. Pre-tax, pre-provision income (non-GAAP) for the second quarter of 2026 was $20.6 million, an increase of $1.1 million from the same 2025 period. The $201 thousand increase in net income and $0.01 increase in diluted earnings per share were primarily driven by a $1.9 million increase in the net interest income and $487 thousand decrease in noninterest expense, and a lower weighted-average diluted share count from the share repurchase program, partially offset by a $1.3 million increase in the provision for credit losses and a $1.3 million decrease in the noninterest income.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net income for the six months ended June 30, 2026 was $28.1 million, or $0.86 per diluted share, compared to $31.0 million, or $0.95 per diluted share in the prior year. Pre-tax, pre-provision income for the six months ended June 30, 2026 was $39.3 million, a decrease of $73 thousand compared to pre-tax, pre-provision income for the six months ended June 30, 2025. The $2.9 million decrease in net income and $0.08 decrease in diluted earnings per share from the prior year was primarily due to a $4.7 million increase in the provision for credit losses, a $1.7 million decrease in noninterest income and a $105 thousand increase in noninterest expense, partially offset by a $1.8 million increase in net interest income and a $2.0 million decrease in income taxes, and a lower weighted-average diluted share count from the share repurchase program.
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

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,037,033	$47,970	6.34%	$3,013,389	$45,628	6.14%	$2,992,299	$49,080	6.58%
Taxable debt securities	306,837	3,528	4.61%	257,350	2,778	4.38%	164,558	1,751	4.27%
Tax-exempt debt securities (2)	52,262	297	2.89%	52,350	298	2.92%	53,438	304	2.89%
Deposits in other financial institutions	230,941	2,123	3.69%	426,830	3,843	3.65%	295,602	3,270	4.44%
Fed funds sold/resale agreements	30,700	301	3.93%	34,836	300	3.49%	65,568	730	4.47%
Restricted stock investments and other bank stock	31,759	713	9.00%	31,756	938	11.98%	31,672	651	8.24%
Total interest-earning assets	3,689,532	54,932	5.97%	3,816,511	53,785	5.72%	3,603,137	55,786	6.21%
Total noninterest-earning assets	307,720			297,987			302,142
Total assets	$3,997,252			$4,114,498			$3,905,279

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$838,323	$3,543	1.70%	$919,891	$3,362	1.48%	$763,987	$3,666	1.92%
Money market and savings accounts	1,176,250	6,562	2.24%	1,208,718	6,697	2.25%	1,149,286	7,724	2.70%
Time deposits	96,848	778	3.22%	115,179	943	3.32%	165,049	1,550	3.77%
Total interest-bearing deposits	2,111,421	10,883	2.07%	2,243,788	11,002	1.99%	2,078,322	12,940	2.50%
Borrowings:
FHLB advances	—	—	—%	333	3	3.98%	—	—	—%
Subordinated debt	34,421	695	8.10%	34,037	696	8.29%	67,159	1,429	8.53%
Total borrowings	34,421	695	8.10%	34,370	699	8.25%	67,159	1,429	8.53%
Total interest-bearing liabilities	2,145,842	11,578	2.16%	2,278,158	11,701	2.08%	2,145,481	14,369	2.69%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,224,016			1,205,464			1,179,791
Other liabilities	44,695			49,692			41,629
Shareholders’ equity	582,699			581,184			538,378
Total Liabilities and Shareholders’ Equity	$3,997,252			$4,114,498			$3,905,279
Net interest spread			3.81%			3.64%			3.52%
Net interest income and margin(4)		$43,354	4.71%		$42,084	4.47%		$41,417	4.61%
Cost of deposits(5)	$3,335,437	$10,883	1.31%	$3,449,252	$11,002	1.29%	$3,258,113	$12,940	1.59%
Cost of funds(6)	$3,369,858	$11,578	1.38%	$3,483,622	$11,701	1.36%	$3,325,272	$14,369	1.73%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $3.9 million, $3.9 million and $5.6 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 36.70%, 34.95% and 36.21% of average total deposits for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively.
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

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,025,276	$93,598	6.24%	$3,050,686	$99,766	6.59%
Taxable debt securities	282,230	6,306	4.51%	152,089	3,275	4.34%
Tax-exempt debt securities (2)	52,306	595	2.90%	53,480	609	2.91%
Deposits in other financial institutions	328,344	5,966	3.66%	306,034	6,738	4.44%
Fed funds sold/resale agreements	32,756	601	3.70%	48,088	1,065	4.47%
Restricted stock investments and other bank stock	31,757	1,651	10.48%	31,665	1,158	7.37%
Total interest-earning assets	3,752,669	108,717	5.84%	3,642,042	112,611	6.24%
Total noninterest-earning assets	302,882			310,092
Total assets	$4,055,551			$3,952,134

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$878,882	$6,905	1.58%	$749,677	$7,032	1.89%
Money market and savings accounts	1,192,394	13,259	2.24%	1,155,588	15,474	2.70%
Time deposits	105,963	1,721	3.28%	186,167	3,613	3.91%
Total interest-bearing deposits	2,177,239	21,885	2.03%	2,091,432	26,119	2.52%
Borrowings:
FHLB advances	166	3	3.97%	—	—	—%
Subordinated debt	34,230	1,391	8.19%	68,585	2,820	8.29%
Total borrowings	34,396	1,394	8.17%	68,585	2,820	8.29%
Total interest-bearing liabilities	2,211,635	23,279	2.12%	2,160,017	28,939	2.70%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,214,791			1,217,627
Other liabilities	47,180			45,974
Shareholders’ equity	581,945			528,516
Total Liabilities and Shareholders’ Equity	$4,055,551			$3,952,134
Net interest spread			3.72%			3.54%
Net interest income and margin (4)		$85,438	4.59%		$83,672	4.63%
Cost of deposits (5)	$3,392,030	$21,885	1.30%	$3,309,059	$26,119	1.59%
Cost of funds (6)	$3,426,426	$23,279	1.37%	$3,377,644	$28,939	1.73%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $7.9 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 35.81%, and 36.80% of average total deposits for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30, 2026 vs. March 31, 2026			Three Months Ended June 30, 2026 vs. June 30, 2025			Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$871	$1,471	$2,342	$726	$(1,836)	$(1,110)	$(823)	$(5,345)	$(6,168)
Taxable debt securities	594	156	750	1,626	151	1,777	2,902	129	3,031
Tax-exempt debt securities	4	(5)	(1)	(7)	—	(7)	(13)	(1)	(14)
Deposits in other financial institutions	(1,757)	37	(1,720)	(648)	(499)	(1,147)	465	(1,237)	(772)
Fed fund sold/resale agreements	(35)	36	1	(350)	(79)	(429)	(302)	(162)	(464)
Restricted stock investments and other bank stock	11	(236)	(225)	2	60	62	3	490	493
Total interest-earning assets	(312)	1,459	1,147	1,349	(2,203)	(854)	2,232	(6,126)	(3,894)

Interest-bearing liabilities:
Interest-bearing NOW accounts	(281)	462	181	(408)	285	(123)	1,111	(1,238)	(127)
Money market and savings accounts	(107)	(28)	(135)	1,123	(2,285)	(1,162)	480	(2,695)	(2,215)
Time deposits	(132)	(33)	(165)	(548)	(224)	(772)	(1,240)	(652)	(1,892)
Total interest-bearing deposits	(520)	401	(119)	167	(2,224)	(2,057)	351	(4,585)	(4,234)
Borrowings:
FHLB advances	(2)	(1)	(3)	—	—	—	3	—	3
Subordinated debt	16	(17)	(1)	(665)	(69)	(734)	(1,397)	(32)	(1,429)
Total borrowings	14	(18)	(4)	(665)	(69)	(734)	(1,394)	(32)	(1,426)
Total interest-bearing liabilities	(506)	383	(123)	(498)	(2,293)	(2,791)	(1,043)	(4,617)	(5,660)
Net interest income	$194	$1,076	$1,270	$1,847	$90	$1,937	$3,275	$(1,509)	$1,766

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Net interest income for the second quarter of 2026 was $43.4 million, compared with $42.1 million in the prior quarter. The increase in net interest income was primarily due to a $1.1 million increase in total interest and dividend income, coupled with a $123 thousand decrease in total interest expense in the second quarter of 2026, as compared with the prior quarter. The increase in net interest income was also impacted by one additional day in the current quarter than the prior quarter.

During the second quarter of 2026, total interest income increased by $1.1 million. The increase was primarily driven by a $2.3 million increase in loan interest income, which included an increase of $98 thousand in accretion from the net purchase accounting discounts on acquired loans and $600 thousand in cash interest collections from the payoff of two nonaccrual loans, net of $56 thousand in reversals of interest income on loans placed on nonaccrual, coupled with an increase of $749 thousand in total debt securities income. These increases were partially offset by a decrease of $1.7 million in interest income from deposits in other financial institutions and a decrease of $225 thousand in dividend income from restricted stock investments and other bank stock. The increase in interest income was mainly due to a 25 basis point increase in the yield on average total interest-earning assets, including increases in average total loans of $23.6 million, and average total debt securities of $49.4 million, offset by decreases in average deposits in other financial institutions of $195.9 million and average Fed funds sold/resale agreements of $4.1 million. The decrease in interest expense for the second quarter of 2026 was primarily due to a $119 thousand decrease in interest expense on average total interest-bearing deposits, the result of lower average total interest-bearing deposits of $132.4 million, partially offset by an 8 basis point increase in the cost of average total interest-bearing deposits.

Net interest margin for the second quarter of 2026 was 4.71%, compared with 4.47% in the prior quarter. The expansion of the net interest margin by 24 basis points was primarily driven by higher loan yields, a 6 basis point increase from the resolution of certain nonaccrual loans, and continued benefit from purchase accounting accretion. Total interest-earning assets yield increased by 25 basis points, partially offset by a 2 basis point increase in the cost of funds. The yield on total average interest-earning assets in the second quarter of 2026 was 5.97%, compared with 5.72% in the prior quarter. The yield on average total loans in the second quarter of 2026 was 6.34%, an increase of 20 basis points from 6.14% in the prior quarter. The yield on average total loans in the second quarter of 2026 included the impact of the cash interest collection from the payoff of two nonaccrual loan interest, net of reversals of interest income on loans placed on nonaccrual noted above, which increased the overall loan yield by 7 basis points. There was a $479 thousand reversal of interest income in the prior quarter which negatively impacted the net interest margin by 6 basis points. Accretion income from the net purchase accounting discounts on acquired loans was $3.3 million, increasing the yield on average total loans by 44 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased interest expense by $389 thousand, the combination of which increased the net interest margin by 32 basis points in the second quarter of 2026. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $3.2 million, increasing the yield on average total loans by 44 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $388 thousand, the combination of which increased the net interest margin by 30 basis points.

Cost of funds for the second quarter of 2026 was 1.38%, an increase of 2 basis points from 1.36% in the prior quarter. The increase was primarily driven by an 8 basis point increase in the cost of average total interest-bearing deposits. The amortization expense of $389 thousand from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium contributed five basis points to the cost of funds. Average noninterest-bearing demand deposits increased $18.6 million to $1.22 billion and represented 36.7% of total average deposits for the second quarter of 2026, compared with $1.21 billion and 34.9%, respectively, in the prior quarter; average interest-bearing deposits decreased $132.4 million to $2.11 billion during the second quarter of 2026. The total cost of deposits in the second quarter of 2026 was 1.31%, compared with 1.29% in the prior quarter. The cost of total interest-bearing deposits increased 8 basis points, driven primarily by changes in the

Company’s deposit mix and overall competition for deposits driving market deposit rates upward in the second quarter of 2026.

Average total borrowings increased $51 thousand to $34.4 million in the second quarter of 2026, primarily due to a $384 thousand increase in average subordinated debt due to accretion of discounts, partially offset by a $333 thousand decrease in average Federal Home Loan Bank (“FHLB”) advances from an overnight advance. The average cost of total borrowings was 8.10% for the second quarter of 2026, down from 8.25% in the prior quarter.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net interest income for the three months ended June 30, 2026 was $43.4 million, compared with $41.4 million for the three months ended June 30, 2025. The increase in net interest income for the three months ended June 30, 2026 was primarily due to a $1.8 million increase in interest on debt securities and $2.8 million decrease in total interest expense, partially offset by a $1.1 million decrease in total loan interest income and $1.5 million decrease in interest and dividend income from other financial institutions.
Comparing to the same 2025 period, total interest income decreased by $854 thousand. The decrease was primarily driven by a $1.1 million decrease in loan interest income, which included a decrease of $1.8 million in accretion from the net purchase accounting discounts on acquired loans, coupled with a decrease of $1.5 million in interest and dividend income from other financial institutions. These decreases were partially offset by an increase of $1.8 million in interest income on debt securities. The decrease in interest income was mainly due to a 24 basis point decrease in the yield on average total interest-earning assets, coupled with decreases in the average deposits in other financial institutions of $64.7 million and average Fed funds sold/resale agreements of $34.9 million, partially offset by increases in average total debt securities of $141.1 million and average total loans of $44.7 million. The decrease in interest expense for the three months ended June 30, 2026 was primarily due to a $2.1 million decrease in interest expense on total interest-bearing deposits, coupled with a $734 thousand decrease in interest expense on total borrowings.
Net interest margin for the three months ended June 30, 2026 was 4.71%, compared with 4.61% for the same 2025 period. The expansion of the net interest margin by 10 basis point was primarily driven by a 35 basis point decrease in the cost of funds, partially offset by the 24 basis points decrease in the total average interest-earning assets yield resulting from lower accretion income from the net purchase accounting discounts on acquired loans, lower market interest rates and a change in our average interest-earning asset mix. The Federal Reserve’s reductions to the federal funds target rate by 75 basis points in the second half of 2025 resulted in lower interest income earned on deposits in other financial institutions, Fed fund sold/resale agreements, and loans, coupled with the decline in the accretion income from the net purchase accounting discounts on acquired loans, partially offset by the downward repricing of interest-bearing deposits consistent with market rates, resulting in lower interest expense on interest-bearing deposits and the redemptions of subordinated debt in June 2025 and September 2025, resulting in lower interest expense on total borrowings for the three months ended June 30, 2026 compared to the same 2025 period.
The yield on total average earning assets during the three months ended June 30, 2026 was 5.97%, compared with 6.21% for the same 2025 period. The yield on average loans decreased 24 basis points to 6.34% from 6.58% year over year. The yield on total debt securities increased to 4.36% from 3.93% for the same 2025 period. Accretion income from the net purchase accounting discounts on acquired loans was $3.3 million, increasing the yield on average total loans by 44 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $389 thousand, the combination of which increased the net interest margin by 32 basis points in the second quarter of 2026. For the three months ended June 30, 2025, accretion income from the net purchase accounting discounts on acquired loans was $5.2 million and the amortization expense impact on interest expense was $554 thousand, the combination of which increased the net interest margin by 51 basis points.
During the three months ended June 30, 2026, total interest expense decreased by $2.8 million to $11.6 million, comprised primarily of a $2.1 million decrease in interest expense on interest-bearing deposits primarily due to a decrease in the cost of interest-bearing deposits resulting from our deposit repricing strategy and the ongoing reduction of high cost brokered deposits, partially offset by the increase in average interest-bearing deposits between periods.
Total cost of funds for the three months ended June 30, 2026 was 1.38%, a decrease of 35 basis points from 1.73% for the same 2025 period. The decrease was primarily driven by a 43 basis point decrease in the average cost of interest-bearing deposits and a decrease of 43 basis points in the cost of total borrowings, coupled with an increase in average noninterest-bearing deposits. Average noninterest-bearing demand deposits increased $44.2 million to $1.22 billion and represented 36.7% of total average deposits for the three months ended June 30, 2026, compared with $1.18 billion and 36.2%, respectively, for the same 2025 period; average interest-bearing deposits increased $33.1 million to $2.11 billion during the three months ended June 30, 2026. The total cost of deposits for the three months ended June 30, 2026 was 1.31%, down 28 basis points from 1.59% for the same 2025 period.
Average total borrowings decreased $32.7 million to $34.4 million for the three months ended June 30, 2026 resulting from a decrease of $32.7 million in average subordinated debt from the redemption of $18 million of subordinated debt in June 2025 and $20 million of subordinated debt in September 2025. The average cost of total borrowings was 8.10% for the three months ended June 30, 2026, a 43 basis point decrease from 8.53% for the same 2025 period. The decrease was primarily attributable to the redemption of higher yielding subordinated debt.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net interest income for the six months ended June 30, 2026 was $85.4 million, compared to $83.7 million for the six months ended June 30, 2025. The increase in net interest income was primarily due to a $5.7 million decrease in total interest expense, partially offset by a $3.9 million decrease in total interest income.
During the six months ended June 30, 2026, total interest income decreased by $3.9 million. The decrease was primarily driven by a $6.2 million decrease in loan interest income, which included a $4.3 million decrease in accretion income from the net purchase accounting discounts on acquired loans, and higher cash interest collections from the payoffs of nonaccrual loans, net of higher reversals of interest income on loans placed on nonaccrual, coupled with a $743 thousand decrease in interest and dividends from other financial institutions. These decreases were partially offset by a $3.0 million increase in interest on debt securities. The decrease in interest income was primarily driven by lower accretion income coupled with lower market interest rates and a decrease in average total loans, partially offset by the higher average debt securities balances. There was a 40 basis point decrease in yield on the total average interest-earning assets, partially offset by higher total average interest-earning assets balances for the six months ended June 30, 2026 compared to the same 2025 period. Total average interest-earning assets increased $110.6 million, which included a $129.0 million increase in total average debt securities, a $22.3 million increase in average deposits in other financial institutions, partially offset by a $25.4 million decrease in average total loans and a $15.3 million decrease in average Fed funds sold/resale agreements.
During the six months ended June 30, 2026, total interest expense decreased by $5.7 million to $23.3 million as compared to the same period in 2025, primarily due to the 49 basis point decrease in the cost of interest-bearing deposits from changes in market interest rates and lower average borrowings of $34.2 million from the redemption of subordinated debt in 2025, partially offset by higher average interest-bearing deposits of $85.8 million between periods.
Net interest margin for the six months ended June 30, 2026 was 4.59%, compared with 4.63% for the six months ended June 30, 2025. The decrease was primarily related to a 40 basis point decrease in the total interest-earning assets yield resulting from lower market interest rates and a change in our interest-earning asset mix, partially offset by a 36 basis point decrease in the cost of funds. The yield on total earning assets during the six months ended June 30, 2026 was 5.84%, compared with 6.24% for the six months ended June 30, 2025. The yield on average total loans during the six months ended June 30, 2026 was 6.24%, a 35 basis point decrease from 6.59% for the six months ended June 30, 2025. The cost on total interest-bearing liabilities during the six months ended June 30, 2026 was 2.12%, a 58 basis point decrease from 2.70% for the same 2025 period. Accretion income from the net purchase accounting discounts on acquired loans was $6.6 million and the amortization expense impact on interest expense was $777 thousand, the combination of which increased the net interest margin by 31 basis points for the six months ended June 30, 2026. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 44 basis points for the six months ended June 30, 2026. Accretion income from the net purchase accounting discounts on acquired loans was $10.8 million and the amortization expense impact on interest expense was $1.1 million, the combination of which increased the net interest margin by 54 basis points for the six months ended June 30, 2025. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 72 basis points for the six months ended June 30, 2025.
Total cost of funds for the six months ended June 30, 2026 was 1.37%, a decrease of 36 basis points from 1.73% for the six months ended June 30, 2025. The decrease was primarily driven by a 49 basis point decrease in the cost of average total interest-bearing deposits, offset by decreases in average noninterest-bearing deposits, average total borrowings and average cost of total borrowings. Average noninterest-bearing demand deposits decreased $2.8 million to $1.21 billion and represented 35.8% of total average deposits for the six months ended June 30, 2026, compared with $1.22 billion and 36.8%, respectively, for the same 2025 period; average interest-bearing deposits increased $85.8 million to $2.18 billion during the six months ended June 30, 2026. The total cost of deposits for the six months ended June 30, 2026 was 1.30%, down 29 basis points from 1.59% for the same 2025 period.
Average total borrowings decreased $34.2 million to $34.4 million for the six months ended June 30, 2026, resulting primarily from a $34.4 million decrease in subordinated debt from the redemption of $18 million of subordinated debt in June 2025 and $20 million of subordinated debt in September 2025. The average cost of total borrowings was 8.17% for the six months ended June 30, 2026, a 12 basis point decrease from 8.29% for the same 2025 period. The decrease was primarily attributable to lower borrowing costs associated with the redemption of the higher yielding subordinated debt during 2025.

Provision for Credit Losses
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
The Company recorded a provision for credit losses of $714 thousand for the second quarter of 2026, compared with a reversal of provision for credit losses of $381 thousand in the prior quarter. The provision for credit losses in the second quarter of 2026 was comprised of a $1.1 million provision for credit losses on loans held for investment, partially offset by a $336 thousand reversal of provision for credit losses for unfunded loan commitments during the second quarter of 2026. Total unfunded loan commitments decreased by $28.2 million to $896.9 million at June 30, 2026, compared to $925.1 million in unfunded loan commitments at March 31, 2026.

The provision for credit losses for loans held for investment in the second quarter of 2026 was $1.1 million, an increase of $1.4 million from a reversal of provision for credit losses of $381 thousand in the prior quarter. The increase reflected updates to the reasonable and supportable economic forecasts for California, continued loan growth, changes in portfolio composition, and higher substandard accruing loan balances, partially offset by refinements to the qualitative factors and scenario weighting. The Company’s management continues to monitor macroeconomic variables including changes in interest rates, uncertainty in the current economic environment, and elevated geopolitical risks related to ongoing conflicts in the Middle East. Management believes it has appropriately provisioned for the current environment.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
We recorded a provision for credit losses of $714 thousand for the three months ended June 30, 2026, compared to a reversal of credit losses of $634 thousand for the same 2025 period. The reversal of credit losses in the second quarter of 2025 included a $29 thousand provision for credit losses for unfunded loan commitments related to the increase in unfunded loan commitments during the second quarter of 2025, partially offset by a decrease in average funding rates used to estimate the allowance for credit losses on unfunded commitments.

Total unfunded loan commitments decreasing modestly by $4.3 million to $896.9 million at June 30, 2026, compared to $901.2 million in unfunded loan commitments at June 30, 2025.
The reversal of provision for credit losses for the loans held for investments for the three months ended June 30, 2025 was driven primarily by the decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, coupled with changes in qualitative factors, partially offset by net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
We recorded a provision for credit losses of $333 thousand for the six months ended June 30, 2026, compared to a reversal of provision for credit losses of $4.4 million for the same 2025 period. Total net charge-offs were $157 thousand in the six months ended June 30, 2026, which consisted of $193 thousand of gross charge-offs, partially offset by $36 thousand of gross recoveries. The net charge-offs resulted from the Company’s continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The provision for credit losses in the six months ended June 30, 2026 included a $336 thousand reversal of provision for credit losses for unfunded loan commitments primarily related to the decreases in the loss rate used to estimate the allowance for credit losses on unfunded commitments during the six months ended June 30, 2026, partially offset by the increase in unfunded loan commitments of $10.5 million to $896.9 million at June 30, 2026 from $886.4 million at December 31, 2025.
The provision for credit losses for loans held for investment in the six months ended June 30, 2026 was $669 thousand, compared with a reversal of provision for credit losses of $3.8 million in the same 2025 period. The increase reflected updates to the reasonable and supportable economic forecasts for California, continued loan growth, changes in portfolio composition, and higher substandard accruing loan balances, partially offset by refinements to the qualitative factors and scenario weighting.

We recorded a reversal of credit losses of $4.4 million for the six months ended June 30, 2025. The reversal of credit losses for the six months ended June 30, 2025 included a $3.8 million reversal of credit losses on loans held for investment and a $589 thousand reversal credit losses for unfunded loan commitments. The reversal of provision for credit losses on loans held for investment for the six months ended June 30, 2025 was primarily due a decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by the net charge-offs and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California. The reversal of credit losses on unfunded loan commitments for the six months ended June 30, 2025 was primarily due to the decreases in unfunded loan commitments and loss rate used to estimate the allowance for credit losses on unfunded commitments during the six months ended June 30, 2025.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service charges and fees on deposit accounts	$827	$811	$802	$1,638	$1,578
Interchange and ATM income	270	289	376	559	786
Gain on sale of loans	—	—	—	—	577
Income from bank-owned life insurance	496	518	503	1,014	966
Servicing and related income on loans, net	51	78	102	129	244
Other charges and fees	(93)	441	1,073	348	1,271
Total noninterest income	$1,551	$2,137	$2,856	$3,688	$5,422
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Total noninterest income was $1.6 million in the second quarter of 2026, a decrease of $586 thousand compared with $2.1 million in the first quarter of 2026. Other charges and fees decreased $534 thousand in the second quarter due primarily to a loss from equity investments of $251 thousand in the second quarter of 2026, compared to income of $181 thousand in the prior quarter.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Total noninterest income was $1.6 million in the second quarter of 2026, a decrease of $1.3 million compared with $2.9 million in the second quarter of 2025. The decrease was due primarily to a $1.2 million decrease in other charges and fees due primarily to lower income from equity investments of $1.2 million and lower interchange and ATM income between periods.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Total noninterest income during the six months ended June 30, 2026 was $3.7 million, a decrease of $1.7 million compared to total noninterest income of $5.4 million for the same period in the prior year. The decrease was primarily the result of decreases of $923 thousand in other charges and fees due to lower income from equity investments, and $577 thousand in gain on sale of loans in 2025. We recorded a $70 thousand loss from our equity investments for the six months ended June 30, 2026, compared to $918 thousand of income from our equity investments for the same 2025 period.
There was no gain on sale of loans during the six months ended June 30, 2026, compared to $577 thousand for the same 2025 period. In the same 2025 period, we sold eight SBA 7(a) loans with a net carrying value of $9.0 million, resulting in a gain on sale of $577 thousand at an average premium of 6.44%.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Salaries and employee benefits	$15,544	$16,550	$15,293	$32,094	$31,157
Occupancy and equipment	1,944	1,989	2,094	3,933	4,246
Data processing and communications	2,079	1,965	1,831	4,044	3,766
Legal, audit and professional	850	709	972	1,559	1,831
Regulatory assessments	544	527	545	1,071	1,267
Director and shareholder expenses	352	337	395	689	799
Intangible assets amortization	800	800	948	1,600	1,896
Litigation settlements, net	—	75	—	75	—
Other real estate owned expenses	201	104	862	305	930
Other expenses	2,032	2,456	1,893	4,488	3,861
Total noninterest expense	$24,346	$25,512	$24,833	$49,858	$49,753
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Total noninterest expense for the second quarter of 2026 was $24.3 million, a decrease of $1.2 million from total noninterest expense of $25.5 million in the prior quarter. Salaries and employee benefits decreased $1.0 million during the second quarter of 2026 to $15.5 million primarily as a result of the previous quarter including increases in payroll taxes typically occurring in the first quarter each year, coupled with the increase in loan origination costs deferred based on increased loan origination activity. The decrease in other expenses of $424 thousand was due primarily to the decreases in loan related expenses and valuation write-downs on loans held for sale. There were no valuation write-downs on loans held for sale in the second quarter of 2026, compared with $266 thousand in the prior quarter.

Efficiency ratio (non-GAAP) for the second quarter of 2026 was 54.22%, compared with 57.69% in the prior quarter.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Total noninterest expense during the three months ended June 30, 2026 was $24.3 million, a decrease of $487 thousand compared with total noninterest expense of $24.8 million for the same 2025 period. The decrease was primarily due to lower occupancy and equipment, legal, audit and professional fees, intangible asset amortization and other real estate owned expense, partially offset by increases in salaries and benefits, data processing and communications and other expenses.
Salaries and employee benefits were $15.5 million during the three months ended June 30, 2026, compared to $15.3 million for the same 2025 period. The $251 thousand increase in salaries and benefits was driven primarily by higher salaries and incentive compensation.
Core deposit intangible amortization decreased $148 thousand during the three months ended June 30, 2026. The decrease in core deposit intangible amortization was primarily driven by lower amortization costs as acquired core deposit intangibles are amortized on an accelerated basis.
Other real estate owned expense was $201 thousand during the three months ended June 30, 2026, compared to $862 thousand for the same 2025 period. The $661 thousand decrease relates to the 2025 period including a $862 thousand loss from the sale of OREO, compared to no sales of OREO during the second quarter of 2026.

Our efficiency ratio for the three months ended June 30, 2026 was 54.2%, compared to 56.1% for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Total noninterest expense during the six months ended June 30, 2026 was $49.9 million, an increase of $105 thousand compared with total noninterest expense of $49.8 million for the same 2025 period. The increase was due to increases in salaries and benefits, data processing and communications and other expenses, partially offset by decreases in various overhead expense categories and lower OREO expenses.
Salaries and employee benefits were $32.1 million during the six months ended June 30, 2026, compared to $31.2 million during the prior year. The $937 thousand increase in salaries and benefits was driven primarily by higher headcount and related costs, partially offset by an increase in loan origination costs deferred based on increased loan origination activity. The average FTE employees for the six months ended June 30, 2026 was 297 compared to 290 FTE employees for the same 2025 period.
Intangible assets amortization decreased $296 thousand during the six months ended June 30, 2026. The decrease in amortization was primarily driven by lower amortization costs as acquired core deposit intangible are amortized on an accelerated basis.
Other real estate expenses were $305 thousand during the six months ended June 30, 2026, compared to $930 thousand for the same 2025 period. The $625 thousand decrease primarily relates to the 2025 period including a $862 thousand loss from the sale of OREO, compared to no sales of OREO, partially offset by higher OREO holding costs during the six months ended June 30, 2026.
Other expenses were $4.5 million during the six months ended June 30, 2026, compared to $3.9 million for the same 2025 period. The $627 thousand increase was due primarily to the increases in customer service related expenses, travel and training expenses, valuation allowance on loans held for sale of $266 thousand and other expenses, partially offset by lower loan related expenses.
Our efficiency ratio for the six months ended June 30, 2026 and 2025 was 55.9% and 55.8%, respectively.
Income Taxes
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
In the second quarter of 2026, the Company’s income tax expense was $5.5 million, compared with $5.3 million for the first quarter of 2026. The effective rate was 27.9% for the second quarter of 2026 and 27.8% for the first quarter of 2026. The rate remained relatively stable, reflecting minimal changes in permanent tax differences.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Income tax expense for the three months ended June 30, 2026 was $5.5 million, compared to $6.0 million for the same 2025 period. The effective rate was 27.9% during the three months ended June 30, 2026, compared to 29.8% for the same 2025 period. The decrease in the effective tax rate between periods was primarily attributable to the impact of favorable book-to-tax differences relative to slightly lower pre-tax income.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Income tax expense for the six months ended June 30, 2026 was $10.8 million, compared to income tax expense of $12.8 million for the same 2025 period. The effective rate was 27.9% during the six months ended June 30, 2026, compared to 29.3% for the same 2025 period. The decrease in effective tax rate between periods was primarily due to the impact of favorable book-to-tax differences relative to lower pre-tax income.

Financial Condition
Summary
Total assets at June 30, 2026 were $4.03 billion, a decrease of $8.1 million or 0.2% from December 31, 2025. The decrease in total assets from December 31, 2025 was primarily related to a decrease in cash and cash equivalents of $135.0 million, partially offset by increases in available-for-sale debt securities of $73.9 million and loans, including loans held for sale, of $51.6 million as compared to year-end.
Total liabilities were $3.44 billion at June 30, 2026, a decrease of $18.2 million from $3.46 billion at December 31, 2025. The decrease in total liabilities primarily related to an $11.5 million decrease in total deposits and a $6.9 million decrease in accrued interest and other liabilities primarily due to the settlement of accrued expenses.
Shareholders’ equity was $586.6 million at June 30, 2026, an increase of $10.1 million from $576.6 million at December 31, 2025. The increase in shareholders’ equity was primarily driven by $28.1 million of net income, $2.7 million related to stock-based compensation activity, partially offset by a $3.7 million increase in net of tax unrealized losses on available-for-sale debt securities, the repurchase of common stock in settlement of restricted stock units of $1.5 million, common stock dividends of $6.5 million and the repurchase of common stock under the Company’s share repurchase program of $9.4 million during the six months ended June 30, 2026.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale debt securities aggregating $361.6 million and $287.8 million at June 30, 2026 and December 31, 2025, respectively. The $73.7 million increase in debt securities was primarily related to purchases of available-for-sale securities, partially offset by increases in net unrealized losses, and paydowns. There were no maturities or calls of debt securities during the six months ended ended June 30, 2026. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.31% and 7.67%, respectively, of total assets at June 30, 2026, compared to 1.31% and 5.82%, respectively, at December 31, 2025.
During the six months ended June 30, 2026, there were no transfers between held-to-maturity and available-for-sale debt securities.
At June 30, 2026 and December 31, 2025, available-for-sale debt securities with an amortized cost of $85.7 million and $27.6 million, respectively, were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for a secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.8 million and $52.9 million, respectively, pledged as collateral for a secured line of credit with the Federal Reserve. At June 30, 2026, we also pledged $14.3 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2026
Taxable municipals	$555	$—	$(73)	$482
Tax exempt bank-qualified municipals	52,206	—	(3,634)	48,572
	$52,761	$—	$(3,707)	$49,054

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt bank-qualified municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308
At June 30, 2026, we had 61 held-to-maturity debt securities in a gross unrecognized loss position with an amortized cost basis of $52.8 million with pre-tax unrecognized losses of $3.7 million, compared to 61 held-to-maturity debt securities with an amortized cost basis of $52.9 million with pre-tax unrecognized losses of $3.6 million at December 31, 2025. The effective duration of the held-to-maturity debt securities was 5.71 years and 5.94 years at June 30, 2026 and December 31, 2025, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At June 30, 2026 and December 31, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $482 thousand and $492 thousand, respectively, and $48.6 million and $48.8 million, respectively. At June 30, 2026 and December 31, 2025, the total held-to-maturity debt securities rated AA and above was $45.8 million and $46.0 million, respectively, and rated AA- was $3.3 million and $3.3 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$234,327	$891	$(5,315)	$229,903
SBA securities	3,134	7	(53)	3,088
U.S. Treasury	2,628	—	(186)	2,442
U.S. Agency	2,000	—	(224)	1,776
Collateralized mortgage obligations	73,194	119	(2,664)	70,649
Taxable municipal	1,006	1	(73)	934
	$316,289	$1,018	$(8,515)	$308,792

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890
The estimated fair value of available-for-sale debt securities was $308.8 million at June 30, 2026, an increase of $73.9 million, from $234.9 million at December 31, 2025. The increase was primarily due to purchases of $93.6 million, partially offset by fair value market adjustments of $5.2 million, and principal reductions and amortization of discounts and premiums aggregating to $14.5 million.
At June 30, 2026, we had 112 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $247.3 million and $238.8 million, respectively, with pre-tax unrealized losses of $8.5 million, compared to 78 available-for-sale debt securities with an amortized cost basis and fair value of $121.9 million and $117.1 million, respectively with pre-tax unrealized holding losses of $4.8 million at December 31, 2025. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss, net of tax. The effective duration of this portfolio was 5.24 years and 5.21 years at June 30, 2026 and December 31, 2025, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates increase, bond prices tend to decrease and, consequently, the fair value of our securities may also decrease. The 10-Year Treasury Bond was approximately 4.4% at the end of June 30, 2026, compared to 4.2% at December 31, 2025. The 10‑Year Treasury yield increased slightly during the first half of 2026 due to a combination of inflation dynamics, interest‑rate expectations, and term‑premium pressures, rather than a signal of strong economic acceleration, resulted in an increase in the net unrealized losses on our debt securities at June 30, 2026. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at June 30, 2026 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals which are issued, guaranteed, or supported by the U.S. government, and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At June 30, 2026 and December 31, 2025, the total fair value of taxable municipal debt securities was $934 thousand and $938 thousand, respectively. All of these available-for-sale municipal debt securities were rated AA and above at June 30, 2026 and December 31, 2025. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of June 30, 2026 and December 31, 2025.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of June 30, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$555	2.29%	$—	—%	$555	2.29%
Tax exempt bank-qualified municipals	—	—%	—	—%	44,042	2.22%	8,164	2.55%	52,206	2.27%
Total	$—	—%	$—	—%	$44,597	2.22%	$8,164	2.55%	$52,761	2.27%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of June 30, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$117	5.58%	$5,299	1.56%	$8,152	2.70%	$216,335	4.95%	$229,903	4.79%
SBA securities	—	—%	2,044	4.69%	418	1.84%	626	3.26%	3,088	4.01%
U.S. Treasury	—	—%	2,442	0.93%	—	—%	—	—%	2,442	0.93%
U.S. Agency	—	—%	—	—%	1,776	2.05%	—	—%	1,776	2.05%
Collateralized mortgage obligations	—	—%	—	—%	1,733	5.00%	68,916	4.41%	70,649	4.42%
Taxable municipals	—	—%	502	5.24%	432	1.73%	—	—%	934	3.62%
Total	$117	5.58%	$10,287	2.17%	$12,511	2.84%	$285,877	4.82%	$308,792	4.64%

Loans Held for Sale
At June 30, 2026, the Company had loans held for sale totaling $15.8 million, consisting of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At June 30, 2026 and December 31, 2025, the fair value of loans held for sale totaled $15.8 million and $25.6 million, respectively. During the three and six months ended June 30, 2026, the Company transferred $7.4 million of SBA 7(a) loans from held for sale to held for investment at net amortized cost.
The Company recorded zero and $266 thousand in valuation write-downs related to its consumer solar loans during the three and six months ended June 30, 2026. There were no comparable valuation write-downs for the three and six months ended June 30, 2025.
Loans Held for Investment (“LHFI”)
The composition of our loans held for investment at June 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	June 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Construction and land development	$133,828	4.3%	$138,894	4.6%
Real estate - other:
1-4 family residential	139,841	4.5%	142,399	4.7%
Multifamily residential	286,296	9.3%	324,075	10.7%
Commercial real estate and other	1,906,910	61.6%	1,820,445	60.0%
Commercial and industrial	625,212	20.2%	605,859	20.0%
Consumer	2,666	0.1%	2,215	—%
Loans(1)	3,094,753	100.0%	3,033,887	100.0%
Allowance for loan losses	(34,860)		(34,348)
Net loans	$3,059,893		$2,999,539
(1) LHFI includes net unearned fees of $2.3 million and $2.8 million and net unearned discounts of $24.8 million and $31.3 million at June 30, 2026 and December 31, 2025, respectively. We recognized $7.9 million and $11.7 million in interest accretion of net deferred loan fees and net discounts on acquired loans for the six months ended June 30, 2026 and 2025, respectively.
Total LHFI were $3.09 billion, or 76.9% of total assets, at June 30, 2026, an increase of $60.9 million from $3.03 billion, or 75.2% of total assets, at December 31, 2025. The increase during the six months ended June 30, 2026 was partly attributable to organic loan growth, partially offset by our derisking strategy through decreasing our criticized loans. During the six months ended June 30, 2026, loan originations totaled $344.1 million and $7.4 million of SBA 7(a) loans were transferred from loans held for sale to loans held for investment at net amortized cost, partially offset by net paydowns of $9.9 million, payoffs of $271.9 million, and a loan transferred to OREO of $8.6 million.
LHFI secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $41.1 million to $2.47 billion at June 30, 2026. The increase in LHFI secured by real estate was primarily driven by a $86.5 million increase in commercial real estate and other loans, partially offset by a $2.6 million decrease in 1-4 family residential loans, a $37.8 million decrease in multifamily residential loans and a $5.1 million decrease in construction and land development loans.
Commercial and industrial loans were $625.2 million at June 30, 2026, an increase of $19.4 million from $605.9 million at December 31, 2025. The increase in commercial and industrial loans during the six months ended June 30, 2026 was primarily attributable to originations of $69.6 million, including $26.5 million of short-term participation purchases in fully collateralized mortgage loans, and the transfer of $7.4 million of SBA 7(a) loans from loans held for sale to loans held for investment at net amortized cost. These increases were partially offset by $48.8 million loan payoffs, and $8.9 million in net paydowns. Our commercial and industrial includes loans to non-depository financial institutions (“NDFIs”) totaling approximately $83.2 million at June 30, 2026, which included $26.5 million aforementioned short-term participation purchases in fully collateralized mortgage loans purchased during the second quarter of 2026, and $38.6 million NDFIs at December 31, 2025.
LHFI Maturities
The following table sets forth the amounts of gross LHFI, by maturity at June 30, 2026:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$103,075	$27,105	$3,648	$—	$133,828
Real estate - other:
1-4 family residential	21,559	34,090	51,574	32,618	139,841
Multifamily residential	66,329	103,376	98,554	18,037	286,296
Commercial real estate and other	225,491	779,257	838,052	64,110	1,906,910
Commercial and industrial	365,028	186,030	74,149	5	625,212
Consumer	2,213	452	—	1	2,666
	$783,695	$1,130,310	$1,065,977	$114,771	$3,094,753

The following table sets forth the amounts of gross LHFI, due after one year, presented by fixed or floating interest rates at June 30, 2026:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$4,972	$25,781	$30,753
Real estate - other:
1-4 family residential	14,053	104,229	118,282
Multifamily residential	131,104	88,863	219,967
Commercial real estate and other	718,715	962,704	1,681,419
Commercial and industrial	145,385	114,799	260,184
Consumer	453	—	453
	$1,014,682	$1,296,376	$2,311,058
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 61.3% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of June 30, 2026 as presented below:

(dollars in thousands)	June 30, 2026	Percentage of Total Loans	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$544,140	17.5%	$2,015	48%
Retail	280,180	9.0%	1,708	46%
Office	288,590	9.3%	2,138	51%
Hotel	215,050	6.9%	8,271	51%
Other (3)	159,940	5.1%	2,908	55%
Special purpose	84,380	2.7%	1,795	42%
Mixed use	100,010	3.2%	2,381	46%
Self storage	107,470	3.5%	5,971	45%
Medical/dental office	95,530	3.1%	965	50%
Restaurant	30,720	1.0%	1,097	42%
Total	$1,906,010	61.3%	$2,156	49%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of June 30, 2026, and collateral value at origination or renewal.
(3)Other includes gas station, mobile home park, residential care and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of June 30, 2026:

	June 30, 2026
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Retail	$44,030	6.6%	$236,150	19.0%
Industrial	318,610	48.0%	225,530	18.2%
Office	71,760	10.8%	216,830	17.5%
Hotel	—	—%	215,050	17.3%
Self storage	—	—%	107,470	8.7%
Mixed use	10,410	1.6%	89,600	7.2%
Other	85,800	12.9%	74,140	5.9%
Special purpose	64,460	9.7%	19,920	1.6%
Medical/dental office	61,000	9.2%	34,530	2.8%
Restaurant	8,020	1.2%	22,700	1.8%
Total	$664,090	100.0%	$1,241,920	100.0%
(1)Balances exclude farmland loans and include loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of June 30, 2026:

(dollars in thousands)	June 30, 2026	Weighted Average LTV [1]
Office loans:
≤ $500	$23,195	42%
> $500 - $2,000	92,768	47%
> $2,000 - $5,000	95,857	50%
> $5,000 - $10,000	78,180	57%
> $10,000 - $20,000	74,158	50%
> $20,000	19,962	62%
Total	$384,120	51%
(1)Weighted average LTV is based on current loan balance as of June 30, 2026, and collateral value at origination or renewal.
Delinquent LHFI
There were $4.9 million of LHFI past due loans still accruing at June 30, 2026, representing 0.16% of total LHFI, compared to 0.49% at December 31, 2025. Early stage delinquencies (accruing loans 30-89 days past due) of $4.9 million at June 30, 2026 decreased $9.8 million from December 31, 2025, and the change was largely driven by a few isolated loans. The decrease during the six months ended June 30, 2026 was primarily due to an $8.0 million multifamily loan that was repaid in full, a $5.8 million commercial real estate loan sold with a discount that resulted in a $127 thousand charge-off, a charge-off of a $20 thousand commercial and industrial loan, and an $824 thousand commercial and industrial loan that was brought current, partially offset by $4.9 million of loans that became delinquent during the second quarter of 2026.
There were no LHFI that were over 90 days past due that were accruing interest at June 30, 2026 and December 31, 2025.
A summary of LHFI past due loans, loans still accruing and nonaccrual loans as of June 30, 2026 and December 31, 2025 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
June 30, 2026
Construction and land development	$—	$—	$—	$—	$5,000
Real estate - other:
1-4 family residential	—	2,030	—	2,030	2,661
Multifamily residential	—	—	—	—	—
Commercial real estate and other	—	1,951	—	1,951	83
Commercial and industrial	588	372	—	960	1,178
Consumer	—	—	—	—	—
	$588	$4,353	$—	$4,941	$8,922

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808
Real estate - other:
1-4 family residential	—	—	—	—	—
Multifamily residential	7,970	—	—	7,970	—
Commercial real estate and other	5,838	—	—	5,838	83
Commercial and industrial	845	53	—	898	2,195
Consumer	—	29	—	29	—
	$14,653	$82	$—	$14,735	$16,086
Total LHFI nonaccrual loans decreased $7.2 million during the six months ended June 30, 2026 to $8.9 million. The decrease was primarily driven by the transfer of an $8.6 million construction loan secured by a property for a single-family residence to OREO, net following foreclosure in the first quarter of 2026, $1.2 million of paydowns on existing LHFI nonaccrual loans, partially offset by the downgrade of a 1-4 family residential investment loan with a net carrying value of $2.7 million to nonaccrual status during the second quarter of 2026.
Three nonaccrual commercial real estate loans from two borrower relationships that were downgraded to nonaccrual status during the first quarter of 2026 were resolved in the second quarter of 2026. The resolutions included the full repayment of two loans with a combined net carrying value of $17.8 million and the discounted note sale of a $5.7 million loan, which resulted in a $127 thousand charge-off.
The following table presents the risk categories for total LHFI by class of loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2026
Construction and land development	$125,478	$3,350	$5,000	$133,828
Real estate - other:
1-4 family residential	135,150	—	4,691	139,841
Multifamily residential	286,296	—	—	286,296
Commercial real estate and other	1,865,114	21,624	20,172	1,906,910
Commercial and industrial	567,200	23,666	34,346	625,212
Consumer	2,666	—	—	2,666
	$2,981,904	$48,640	$64,209	$3,094,753

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2025
Construction and land development	$125,014	$—	$13,880	$138,894
Real estate - other:
1-4 family residential	139,732	—	2,667	142,399
Multifamily residential	316,105	7,970	—	324,075
Commercial real estate and other	1,760,143	45,160	15,142	1,820,445
Commercial and industrial	557,590	19,277	28,992	605,859
Consumer	2,215	—	—	2,215
	$2,900,799	$72,407	$60,681	$3,033,887

Special mention loans decreased by $23.8 million during the six months ended June 30, 2026 to $48.6 million. The decrease in the special mention loans was due mostly to $28.6 million of loans downgraded to substandard, including $17.8 million related to the aforementioned two commercial real estate loans downgraded to substandard nonaccrual that were resolved in the second quarter of 2026, coupled with $11.7 million in payoffs, $1.0 million in upgrades to pass rating and $285 thousand in net paydowns, partially offset by $17.8 million of loans downgraded from a pass rating.
Substandard loans increased by $3.5 million during the six months ended June 30, 2026 to $64.2 million. The increase in the substandard loans was due primarily to $14.9 million in downgrades from pass rating to substandard, and $10.8 million in downgrades from special mention to substandard, partially offset by the transfer of an $8.6 million construction loan securing on a property for a single-family residence to OREO, net following foreclosure in the first quarter of 2026, $6.0 million in loan payoffs, $4.2 million in loans upgraded to a pass rating, and the $3.4 million in net paydowns from existing substandard loans.
There were no loans classified as doubtful or loss loans at June 30, 2026 and December 31, 2025.
Loan Modifications
We had five loan modifications with borrowers that are experiencing financial difficulty that were modified as of June 30, 2026 totaling $18.5 million. During the six months ended June 30, 2026, we modified one owner occupied CRE loan that included a combination of term extension and rate reduction. We modified one nonowner occupied CRE loan that included a term extension. We modified three C&I loans that included a combination of term extension and rate reduction. All loans were current as of June 30, 2026. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition.
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

The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Construction and land development	$5,000	$13,808
Real estate - other:
1-4 family residential	2,661	—
Commercial real estate and other	83	83
Commercial and industrial	1,178	2,195
Total nonaccrual loans	8,922	16,086
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	8,922	16,086
Other real estate owned	8,613	—
Total nonperforming assets	$17,535	$16,086

Allowance for loan losses to total loans held for investment	1.13%	1.13%
Nonaccrual loans to total loans held for investment	0.29%	0.53%
Allowance for loan losses to nonaccrual loans	390.7%	213.5%
Allowance for loan losses to nonperforming loans	390.7%	213.5%
Nonperforming assets to total assets	0.44%	0.40%
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
Accrued interest receivable on loans receivable, net, totaled $9.7 million and $9.8 million at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.

The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$34,002	$2,105	$36,107	$45,839	$2,485	$48,324
Provision for (reversal of) credit losses	1,050	(336)	714	(663)	29	(634)
Charge-offs	(193)	—	(193)	(4,247)	—	(4,247)
Recoveries	1	—	1	181	—	181
Net (charge-offs) recoveries	(192)	—	(192)	(4,066)	—	(4,066)
Balance, end of period	$34,860	$1,769	$36,629	$41,110	$2,514	$43,624

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Loan Losses (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$34,348	$2,105	$36,453	$50,540	$3,103	$53,643
Provision for (reversal of) credit losses	669	(336)	333	(3,821)	(589)	(4,410)
Charge-offs	(193)	—	(193)	(7,406)	—	(7,406)
Recoveries	36	—	36	1,797	—	1,797
Net (charge-offs) recoveries	(157)	—	(157)	(5,609)	—	(5,609)
Balance, end of period	$34,860	$1,769	$36,629	$41,110	$2,514	$43,624
The following table presents a summary of the ALL by portfolio segment, along with the corresponding         percentage of each segment to total loans as of periods indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction and land development	$1,289	4.3%	$1,204	4.6%
Real estate - other:
1-4 family residential	930	4.5%	943	4.7%
Multifamily residential	1,558	9.3%	2,031	10.7%
Commercial real estate and other	23,230	61.6%	21,616	60.0%
Commercial and industrial	7,842	20.2%	8,544	20.0%
Consumer	11	0.1%	10	—%
	$34,860	100.0%	$34,348	100.0%
On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At June 30, 2026 and December 31, 2025, we used a probability-weighted two-scenario forecast, representing a baseline scenario and one downside scenario, to estimate the ACL. At June 30, 2026 and December 31, 2025, we used the scenario weightings and assigned 80% to the baseline scenario and 20% to the downside scenario, based primarily on Moody’s June 2026 forecasts, supplemented by other economic outlooks and FOMC guidance. Compared with Moody’s March 2026, its June 2026 forecast reflected a more adverse outlook characterized by slower GDP growth, higher inflation, no expected Federal Reserve rate cuts, and a prolonged higher-for-longer interest rate environment. While the Moody’s S2 downside scenario shifted toward a more stagflationary and prolonged recession profile, management concluded that the baseline scenario remained the most likely outcome following the FOMC’s June 2026 decision to maintain interest rates. We opt to utilize solely the base-case scenario for the ACL model; however, given the ongoing uncertainty surrounding inflation, tariffs, geopolitical risks, and slowing economic growth, we believe it is prudent to assign a weighting to a downside scenario (S2) that considers the potential for rising inflation. Inflation is a difficult economic variable to predict, as it is subject to a variety of factors and there are limited tools to control it. Incorporating the S2 scenario in our ACL model provides a hedge against the potential for increasing inflation in an uncertain economic environment. During the second quarter of 2026, California-specific forecasts generally became more pessimistic, particularly for GSP, construction activity, and interest rates, which are expected to increase ACL pressure, while changes in other key economic variables had a mixed impact on the reserve estimate.
We used economic forecasts released by Moody’s Analytics in the third week of June 2026 to update our ACL calculations for June 30, 2026. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $34.9 million at June 30, 2026, compared to $34.3 million at December 31, 2025. The $512 thousand increase in the ALL during the six months ended June 30, 2026 was driven by a number of factors, including a $1.7 million increase related to criticized loans, including an $814 thousand increase resulting from the annual update to criticized loan loss rates and an $890 thousand increase in substandard loan balances. In addition, changes in the loans held for investment volume and mix increased the ALL by $829 thousand. These increases were partially offset by changes in qualitative risk factors that decreased the ALL by $1.2 million and the economic outlook, and the historical prepayment and curtailment rates analysis that decreased the ALL by $796 thousand.
At June 30, 2026, our ratio of ALL to total loans held for investment was 1.13%, which was comparable to the 1.13% at December 31, 2025.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $7.0 million, or an additional 23 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2026.

The following table presents net recoveries (charge-offs), average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$138,137	—%	$—	$198,590	—%
Real estate - other:
1-4 family residential	—	133,343	—%	—	141,564	—%
Multifamily residential	—	278,330	—%	—	240,275	—%
Commercial real estate and other	(127)	1,869,168	(0.03)%	(359)	1,737,238	(0.08)%
Commercial and industrial	(65)	599,510	(0.04)%	(3,442)	651,416	(2.11)%
Consumer	—	2,183	—%	(265)	23,028	(4.60)%
	$(192)	$3,020,671	(0.03)%	$(4,066)	$2,992,111	(0.54)%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$140,254	—%	$—	$214,490	—%
Real estate - other:
1-4 family residential	—	131,403	—%	—	150,845	—%
Multifamily residential	—	298,313	—%	—	241,674	—%
Commercial real estate and other	(122)	1,836,186	(0.01)%	(2,011)	1,747,120	(0.23)%
Commercial and industrial	(35)	600,096	(0.01)%	(3,060)	673,289	(0.91)%
Consumer	—	2,147	—%	(538)	23,031	(4.67)%
	$(157)	$3,008,399	(0.01)%	$(5,609)	$3,050,449	(0.37)%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments was $1.8 million and $2.1 million at June 30, 2026 and December 31, 2025, respectively. Total unfunded loan commitments increased modestly by $10.5 million to $896.9 million at June 30, 2026, from $886.4 million at December 31, 2025.
Goodwill and Intangibles Assets, Net
Goodwill totaled $110.9 million at both June 30, 2026 and December 31, 2025. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At June 30, 2026, we determined that it is not likely that the fair value of the reporting unit is less than its carrying amount.

Intangible assets totaled $16.9 million and $18.5 million at June 30, 2026 and December 31, 2025, respectively, and were comprised of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
Core deposit intangible	$16,867	$18,392
Trade name	13	88
Intangible assets, net	$16,880	$18,480
The $1.6 million decrease in the intangible assets between periods was the result of amortization during the period. At June 30, 2026, the intangible assets had a weighted average remaining amortization period of 7.9 years. Refer to Note 4 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$1,256,822	37.4%	0.0%	$1,178,256	35.0%	0.0%
Interest-bearing NOW accounts (2)	819,746	24.4%	1.7%	840,593	24.9%	1.7%
Money market and savings accounts (3)	1,190,498	35.5%	2.3%	1,223,486	36.3%	2.3%
Time deposits (4)	92,039	2.7%	3.2%	124,487	3.7%	3.4%
Broker time deposits	—	—%	—%	3,759	0.1%	0.4%
Total deposits	$3,359,105	100.0%	1.3%	$3,370,581	100.0%	1.4%
(1) Weighted average interest rates at June 30, 2026 and December 31, 2025.
(2) Included reciprocal deposit products of $675.8 million and $696.5 million at June 30, 2026 and December 31, 2025, respectively.
(3) Included reciprocal deposit products of $2.8 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively.
(4) Included CDARS deposits of $26.6 million and $45.4 million at June 30, 2026 and December 31, 2025, respectively.
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
Our total reciprocal deposits decreased to $705.2 million, or 21.0% of total deposits and 20.7% of the Bank’s total liabilities at June 30, 2026, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025. The excess over 20% increased our wholesale funding to total assets ratio and net non-core funding dependence ratio. These two ratios were within the Bank's internal policy limit.
Total deposits were $3.36 billion at June 30, 2026, a decrease of $11.5 million from $3.37 billion at December 31, 2025. During the six months ended June 30, 2026, there was a $148 thousand decrease in interest-bearing NOW accounts, excluding reciprocal deposits, a $38.4 million decrease in reciprocal deposits, $34.1 million decrease in money market and savings accounts, excluding reciprocal deposits, and an $13.6 million decrease in non-brokered time deposits, excluding CDARS, and a $3.8 million decrease in brokered time deposits, partially offset by a $78.6 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits.
At June 30, 2026, noninterest-bearing demand deposits totaled $1.26 billion and represented 37.4% of total deposits, compared to $1.18 billion or 35.0% at December 31, 2025. At June 30, 2026 and December 31,

2025, total deposits exceeding FDIC deposit insured limits were $1.70 billion, or 50% of total deposits and $1.66 billion, or 49% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,224,016	—%	$1,179,791	—%
Interest-bearing NOW accounts	838,323	1.70%	763,987	1.92%
Money market and savings accounts	1,176,250	2.24%	1,149,286	2.70%
Time deposits	96,848	3.22%	165,049	3.77%
Total deposits	$3,335,437	1.31%	$3,258,113	1.59%

	For the Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,214,791	—%	$1,217,627	—%
Interest-bearing NOW accounts	878,882	1.58%	749,677	1.89%
Money market and savings accounts	1,192,394	2.24%	1,155,588	2.70%
Time deposits	105,963	3.28%	186,167	3.91%
Total deposits	$3,392,030	1.30%	$3,309,059	1.59%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the six months ended June 30, 2026.
The following table sets forth the maturities of time deposits at June 30, 2026:

(dollars in thousands)	Three Months of Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$29,408	$6,557	$2,436	$254	$38,655
Time deposits in amounts over $250,000(1)	22,862	20,748	8,841	933	53,384
Total time deposits	$52,270	$27,305	$11,277	$1,187	$92,039
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings increased $779 thousand to $34.6 million at June 30, 2026 from $33.8 million at December 31, 2025. The increase was attributable to the amortization expense of the purchase accounting discounts associated with the acquired subordinated debt. Refer to Note 6 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Part 1. Financial Statements of this filing. We intend to redeem all $35.0 million of our 3.50% fixed-to-floating rate subordinated debt due September 1, 2031, at par value during the third quarter of 2026. Starting in September 2026, the interest rate on that subordinated debt is scheduled to transition from a fixed rate to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, through the contractual maturity date of September 1, 2031.

A summary of outstanding borrowings, and related information, as of June 30, 2026 and December 31, 2025 follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB Advances
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, during the year(2)	$166	$7
Weighted average interest rate, during the year(3)	3.97%	—%
Maximum amount outstanding at any month-end during the year	$10,000	$—
Subordinated Debt
Outstanding balance	$35,000	$35,000
Carrying value(1)	$34,611	$33,832
Weighted average interest rate, end of period	3.50%	3.50%
Average balance outstanding, during the year(2)	$34,230	$55,843
Weighted average interest rate, during the year(3)	8.19%	8.29%
Maximum amount outstanding at any month-end during the year	$35,000	$73,000
(1)Amount includes net unamortized fair value adjustments.
(2)Average balance outstanding includes net unamortized average fair value adjustments during the periods presented.
(3)Weighted average interest rate includes fair value adjustments during the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $586.6 million at June 30, 2026, compared to $576.6 million at December 31, 2025. The $10.1 million increase between periods was primarily due to net income of $28.1 million, stock-based compensation expense of $2.7 million, and stock options exercised of $316 thousand, partially offset by an increase in net of tax of unrealized losses on debt securities available-for-sale of $3.7 million, the repurchase of common stock in settlement of restricted stock units of $1.5 million, common stock dividends of $6.5 million, and the repurchase of shares of common stock under our share repurchase plan of $9.4 million.
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
There were 512,509 shares repurchased at a weighted average market price of $18.36 and a total cost of $9.4 million under this share repurchase plan during the six months ended June 30, 2026. The remaining maximum number of shares authorized to be repurchased under this program was 875,563 shares at June 30, 2026.
Tangible book value per common share at June 30, 2026 was $14.29, compared with $13.79 at December 31, 2025. The $0.50 increase in tangible book value per common share during the six months ended June 30, 2026 was primarily the result of the net income during the period, and the impact of share-based compensation activity, partially offset by other comprehensive loss related to changes in unrealized losses, net of taxes on available-for-sale debt securities, repurchases of common stock under our share repurchase plan and common stock dividends. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.
The Company’s leverage capital ratio and total risk-based capital ratio were 11.97% and 15.00%, respectively, at June 30, 2026. The Bank’s leverage capital ratio and total risk-based capital ratio were 12.80% and 14.94%, respectively, at June 30, 2026.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (federal funds sold, short term interest-bearing due from banks, fully disbursed loans held for sale, and available-for-sale debt securities not pledged as collateral) expressed as a percentage of total deposits and short term debt above approximately 10.0%. Our total liquidity ratios were 13.0% at June 30, 2026 and 16.9% at December 31, 2025.
For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our consolidated financial statements contained in Item I. Financial Information, Part 1. Financial Statements of this filing.
California Bank of Commerce, N.A.
The Bank’s primary sources of liquidity are derived from deposits from customers, principal and interest payments on loans and debt securities, FHLB advances and other borrowings. The Bank’s primary uses of liquidity include customer withdrawals of deposits, extensions of credit to borrowers, operating expenses, and repayment of FHLB advances and other borrowings. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank did not pay any dividends to the holding company during the three and six months ended June 30, 2026, and paid $60.0 million in dividends to the holding company during 2025.
At June 30, 2026, we had a secured line of credit of $784.8 million from the FHLB, of which $719.8 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At June 30, 2026, we had pledged $2.25 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.42 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at June 30, 2026, we used $65.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at June 30, 2026 and December 31, 2025.
At June 30, 2026, we had credit availability of $329.7 million at the Federal Reserve discount window to the extent of collateral pledged. At June 30, 2026, we had pledged our held-to-maturity debt securities with an amortized cost of $52.8 million, and qualifying loans with an unpaid principal balance of $323.7 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $85.7 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at June 30, 2026 and

December 31, 2025.
We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million at June 30, 2026. The lines are subject to annual review. There were no outstanding borrowings under these lines at June 30, 2026 and December 31, 2025.
Total Bank’s available borrowing capacity was $1.14 billion at June 30, 2026. Additionally, the Bank had unpledged liquid securities at fair value of approximately $211.0 million and cash and cash equivalents of $264.0 million at June 30, 2026.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At June 30, 2026 and December 31, 2025, the cash and due from banks was $4.9 million and $21.4 million, respectively.
In connection with the merger with the predecessor California BanCorp, the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning September 1, 2026, the interest rate changes to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. The subordinated debt was initially recognized with a fair value discount of $3.4 million. At June 30, 2026 and December 31, 2025, the net unamortized fair value discount was $389 thousand and $1.2 million, respectively. The net unamortized fair value discount is netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount is recorded in interest expense in the consolidated statements of operations. At June 30, 2026, the Company was in compliance with all covenants and terms of these notes.
The Company intends to redeem all $35.0 million of its 3.50% fixed-to-floating rate subordinated debt due September 1, 2031, at par value during the third quarter of 2026. Starting in September 2026, the interest rate on that subordinated debt is scheduled to transition from a fixed rate to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, through the contractual maturity date of September 1, 2031.
At June 30, 2026, consolidated cash and cash equivalents totaled $265.0 million, a decrease of $135.0 million from $399.9 million at December 31, 2025. The decrease in cash and cash equivalents is the result of $23.4 million in net cash provided by operating cash flows, offset by $129.8 million net cash used in investing cash flows and $28.6 million of net cash flows used in financing cash flows.
Operating activities provided $23.4 million and $20.4 million for the six months ended June 30, 2026 and 2025. The primary sources of funds were net income from operations and adjustments to net income, such as other intangible amortization resulting from the prior merger, deferred income taxes, stock-based compensation, the accretion of net discount and deferred loan fees, and provision for (reversal of) credit losses.
Investing activities used $129.8 million for the six months ended June 30, 2026 and provided $127.1 million for the six months ended 2025. The $256.9 million decrease in investing cash flows was primarily due to an increase in cash used to purchase available-for-sale debt securities, restricted stocks and other equity purchases totaling $26.6 million and a decrease in net loan repayments of $219.1 million and a decrease in proceeds from debt securities maturities and paydowns of $8.4 million.
Financing activities used $28.6 million and $105.6 million for the six months ended June 30, 2026 and 2025. The $77.0 million decrease in financing cash flows was primarily due to a $75.0 million net decrease in deposit outflows and $215 thousand related to proceeds from stock option exercise, partially offset by $9.4 million related to repurchase of common shares under the authorized share repurchase plan, $6.5 million related to dividends on common stock.

We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2026.
Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of June 30, 2026:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$503,374	$289,084	$34,978	$58,026	$885,462
Letters of credit issued to customers	26,570	180	—	—	26,750
Total commitments	$529,944	$289,264	$34,978	$58,026	$912,212

Subordinated debt(1)	35,000	—	—	—	35,000
Certificates of deposit	90,853	1,175	11	—	92,039
Lease obligations	3,970	7,501	4,752	2,152	18,375
Total contractual obligations	$129,823	$8,676	$4,763	$2,152	$145,414
(1)Amounts exclude net unamortized issuance costs and fair value adjustments. We intend to redeem the $35.0 million fixed-to-floating subordinated debt at par during the third quarter of 2026.
At June 30, 2026 and December 31, 2025, we also had unfunded commitments of $7.0 million and $7.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 32,110,117 were issued and outstanding as of June 30, 2026. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of June 30, 2026.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5% at June 30, 2024. At June 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of June 30, 2026, the Company and the Bank continued to exceed the regulatory capital minimum requirements, and the Bank continued to exceed the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of June 30, 2026 and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$534,383	15.00%	$284,965	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	463,767	13.02%	213,724	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	463,767	13.02%	160,293	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	463,767	11.97%	155,037	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$531,775	14.94%	$284,812	8.0%	$356,015	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	495,770	13.93%	213,609	6.0%	284,812	8.0%
CET1 Capital (to Risk-Weighted Assets)	495,770	13.93%	160,207	4.5%	231,410	6.5%
Tier 1 Capital (to Average Assets)	495,770	12.80%	154,942	4.0%	193,678	5.0%
As of December 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$519,772	14.86%	$279,836	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	451,511	12.91%	209,877	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	451,511	12.91%	157,408	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	451,511	11.27%	160,304	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$497,919	14.24%	$279,707	8.0%	$349,634	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	463,490	13.26%	209,780	6.0%	279,707	8.0%
CET1 Capital (to Risk-Weighted Assets)	463,490	13.26%	157,335	4.5%	227,262	6.5%
Tier 1 Capital (to Average Assets)	463,490	11.57%	160,210	4.0%	200,262	5.0%

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
The Bank did not pay any dividends to the Company during the three and six months ended June 30, 2026. The Bank paid $30.0 million in dividends to the Company during the three and six months ended June 30, 2025 and $60.0 million in dividends to the Company during the twelve months ended December 31, 2025.
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
During the three and six months ended June 30, 2026, we declared $3.2 million and $6.5 million, respectively, in cash dividends, or $0.10 and $0.20 per share, on our common stock. No cash dividends were declared to shareholders by the Company during the three and six months ended June 30, 2025.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at June 30, 2026 and December 31, 2025:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in thousands)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
June 30, 2026
+300bps	$645.3	$29.1	4.7%	$171.4	$(0.5)	(0.3)%
+200bps	640.4	24.2	3.9%	171.8	(0.1)	(0.1)%
+100bps	631.7	15.5	2.5%	171.9	—	—%
Base case	616.2			171.9
-100bps	590.9	(25.3)	(4.1)%	168.7	(3.2)	(1.9)%
-200bps	552.1	(64.1)	(10.4)%	164.4	(7.5)	(4.4)%
-300bps	498.7	(117.5)	(19.1)%	163.2	(8.8)	(5.1)%

December 31, 2025
+300bps	$635.0	$45.2	7.7%	$165.7	$1.2	0.7%
+200bps	626.1	36.3	6.2%	165.6	1.0	0.6%
+100bps	611.9	22.1	3.7%	165.1	0.6	0.3%
Base case	589.8			164.6
-100bps	557.2	(32.6)	(5.5)%	161.0	(3.5)	(2.2)%
-200bps	512.5	(77.3)	(13.1)%	155.5	(9.1)	(5.5)%
-300bps	454.5	(135.3)	(22.9)%	154.7	(9.9)	(6.0)%

The modeled NII results at June 30, 2026 and December 31, 2025 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at June 30, 2026, our NII results indicated there would be modest decrease in the net interest income in +200 bps and +300 bps rising-rate scenarios. The changes in NII in these two rising rate environments are attributed to the redeployment of liquidity into loan growth. As loans carry a longer effective duration than cash, this shift increased asset duration and reduced overall asset sensitivity. In December 31, 2025, our NII results indicated there would be a minimal to modest increase in the net interest income in the rising-rate scenarios. The changes in NII in the rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at June 30, 2026 and December 31, 2025 indicated that we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 - 30, 2026	—	$—	—	978,157
May 1 - 31, 2026	22,790	$19.13	22,790	955,367
June 1 - 30, 2026	79,804	$19.55	79,804	875,563
Total	102,594	$19.46	102,594
(1) On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were 102,594 shares repurchased under this share repurchase plan during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

3.1	Restated Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2024)
3.2	Bylaws of California BanCorp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2024)
10.1	California BanCorp 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2026)*
10.2
California BanCorp Form of Restricted Stock Unit Agreement for 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 28, 2026)*

10.3	California BanCorp Form of Stock Option Agreement for 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 28, 2026)*
31.1	Rule 13a-14(a) Certification (Principal Executive Officer) **
31.2	Rule 13a-14(a) Certification (Principal Financial Officer) **
32	Rule 13a-14(b) and 18 U.S.C. 1350 Certification +
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates a management contract or compensatory plan.
**	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: August 7, 2026	/s/ David I. Rainer
David I. Rainer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)