Form 10-Q
period 2026-09-30
California BanCorp \ CA
filed 2026-11-06
CIK 1795815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2026, the registrant had 31,845,770 outstanding shares of common stock.

CALIFORNIA BANCORP
FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2026

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$41,559	$52,013
Federal funds and other interest-bearing balances	225,094	347,900
Total cash and cash equivalents	266,653	399,913
Debt securities available-for-sale, at fair value (amortized cost of $343,147 and $237,191 at September 30, 2026 and December 31, 2025)	318,897	234,890
Debt securities held-to-maturity, at amortized cost (fair value of $45,680 and $49,308 at September 30, 2026 and December 31, 2025)	52,673	52,936
Loans held for sale, at lower of cost or fair value	15,389	25,105
Loans held for investment	3,148,539	3,033,887
Allowance for credit losses on loans	(33,723)	(34,348)
Loans held for investment, net	3,114,816	2,999,539
Restricted stock, at cost	30,976	30,932
Premises and equipment, net	12,023	12,116
Right-of-use asset	15,719	15,094
Other real estate owned, net	8,613	—
Goodwill	110,934	110,934
Intangible assets, net	16,104	18,480
Bank owned life insurance	68,404	67,367
Deferred taxes, net	30,491	29,041
Accrued interest receivable and other assets	44,004	37,039
Total assets	$4,105,696	$4,033,386
LIABILITIES
Noninterest-bearing demand	$1,261,757	$1,178,256
Interest-bearing NOW accounts	866,885	840,593
Money market and savings accounts	1,258,855	1,223,486
Time deposits	88,985	128,246
Total deposits	3,476,482	3,370,581
Borrowings	—	33,832
Operating lease liability	19,371	18,936
Accrued interest payable and other liabilities	28,489	33,451
Total liabilities	3,524,342	3,456,800
Commitments and contingencies (Notes 3 and 10)
SHAREHOLDERS’ EQUITY
Preferred stock - 50,000,000 shares authorized, no par value; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - 50,000,000 shares authorized, no par value; issued and outstanding 31,952,352 and 32,418,182 at September 30, 2026 and December 31, 2025	430,900	442,394
Retained earnings	167,536	135,813
Accumulated other comprehensive loss - net of taxes	(17,082)	(1,621)
Total shareholders’ equity	581,354	576,586
Total liabilities and shareholders’ equity	$4,105,696	$4,033,386
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$49,207	$48,721	$142,805	$148,487
Interest on debt securities	3,641	2,142	9,947	5,417
Interest on tax-exempted debt securities	297	302	892	911
Interest on deposits at other financial institutions	2,798	5,416	9,365	13,219
Interest and dividends on other interest-earning assets	360	607	2,011	1,765
Total interest and dividend income	56,303	57,188	165,020	169,799
INTEREST EXPENSE
Interest on NOW, money market and savings accounts	10,838	12,159	31,002	34,665
Interest on time deposits	727	1,402	2,448	5,015
Interest on borrowings	594	1,112	1,988	3,932
Total interest expense	12,159	14,673	35,438	43,612
Net interest income	44,144	42,515	129,582	126,187
Provision for (reversal of) credit losses	3,215	(15)	3,548	(4,425)
Net interest income after provision for (reversal of) credit losses	40,929	42,530	126,034	130,612
NONINTEREST INCOME
Service charges and fees on deposit accounts	870	795	2,508	2,373
Interchange and ATM income	289	304	848	1,090
Gain on sale of loans	—	—	—	577
Income from bank owned life insurance	501	883	1,515	1,849
Servicing and related income on loans, net	75	69	204	313
Other charges and fees	167	617	515	1,888
Total noninterest income	1,902	2,668	5,590	8,090
NONINTEREST EXPENSE
Salaries and employee benefits	15,387	14,717	47,481	45,874
Occupancy and equipment	1,996	2,060	5,929	6,306
Data processing and communications	2,170	1,913	6,214	5,679
Legal, audit and professional	1,079	843	2,713	2,674
Regulatory assessments	519	508	1,590	1,775
Director and shareholder expenses	348	353	1,037	1,152
Intangible asset amortization	776	948	2,376	2,844
Other real estate owned expenses/losses (income)	4	(10)	309	920
Other expenses	2,124	2,050	6,612	5,911
Total noninterest expense	24,403	23,382	74,261	73,135
Income before income taxes	18,428	21,816	57,363	65,567
Income tax expense	4,412	6,132	15,256	18,931
Net income	14,016	15,684	42,107	46,636
Earnings per share:
Basic	$0.44	$0.48	$1.31	$1.44
Diluted	$0.43	$0.48	$1.30	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$14,016	$15,684	$42,107	$46,636

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale:
Change in net unrealized (loss) gain	(16,753)	2,386	(21,949)	6,516
Income tax (benefit) expense:
Change in net unrealized (loss) gain	(4,952)	706	(6,488)	1,927
Total other comprehensive (loss) income, net of tax	(11,801)	1,680	(15,461)	4,589
Total comprehensive income, net of tax	$2,215	$17,364	$26,646	$51,225

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2026:
Balance at June 30, 2026	32,110,117	$434,514	$157,407	$(5,281)	$586,640
Stock-based compensation	—	1,387	—	—	1,387
Stock options exercised	7,500	97	—	—	97
Restricted stock units vested	68,973	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(24,890)	(532)	—	—	(532)
Repurchases of common stock under authorized stock repurchase program	(209,348)	(4,566)			(4,566)
Common stock dividends ($0.12 per share)	—	—	(3,887)	—	(3,887)
Net income	—	—	14,016	—	14,016
Other comprehensive loss, net of tax	—	—	—	(11,801)	(11,801)
Balance at September 30, 2026	31,952,352	$430,900	$167,536	$(17,082)	$581,354

Nine months ended September 30, 2026:
Balance at December 31, 2025	32,418,182	$442,394	$135,813	$(1,621)	$576,586
Stock-based compensation	—	4,094	—	—	4,094
Stock options exercised	48,250	413	—	—	413
Restricted stock units vested	314,086	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(106,309)	(2,027)	—	—	(2,027)
Repurchases of common stock under authorized stock repurchase program	(721,857)	(13,974)			(13,974)
Common stock dividends ($0.32 per share)	—	—	(10,384)	—	(10,384)
Net income	—	—	42,107	—	42,107
Other comprehensive loss, net of tax	—	—	—	(15,461)	(15,461)
Balance at September 30, 2026	31,952,352	$430,900	$167,536	$(17,082)	$581,354

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
	Shares	Amount
Three months ended September 30, 2025:
Balance at June 30, 2025	32,463,311	$444,365	$106,960	$(3,732)	$547,593
Stock-based compensation	—	1,461	—	—	1,461
Stock options exercised	3,500	31	—	—	31
Restricted stock units vested	89,318	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(23,573)	(363)	—	—	(363)
Repurchases of common stock under authorized stock repurchase program	(89,500)	(1,362)	—	—	(1,362)
Net income	—	—	15,684	—	15,684
Other comprehensive income, net of tax	—	—	—	1,680	1,680
Balance at September 30, 2025	32,443,056	$444,132	$122,644	$(2,052)	$564,724

Nine months ended September 30, 2025:
Balance at December 31, 2024	32,265,935	$442,469	$76,008	$(6,641)	$511,836
Stock-based compensation	—	4,466	—	—	4,466
Stock options exercised	18,013	132	—	—	132
Restricted stock units vested	349,770	—	—	—	—
Repurchase of shares in settlement of restricted stock units	(101,162)	(1,573)	—	—	(1,573)
Repurchases of common stock under authorized stock repurchase program	(89,500)	(1,362)	—	—	(1,362)
Net income	—	—	46,636	—	46,636
Other comprehensive income, net of tax	—	—	—	4,589	4,589
Balance at September 30, 2025	32,443,056	$444,132	$122,644	$(2,052)	$564,724

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$42,107	$46,636
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of net discounts and deferred loan fees	(11,819)	(16,874)
Depreciation on premises and equipment	1,045	1,422
Intangible asset amortization	2,376	2,844
Amortization of discounts on debt securities	(2,033)	(961)
Gain on sale of loans	—	(577)
Loans originated for sale	—	(8,955)
Proceeds from sales of and principal collected on loans held for sale	—	9,569
Provision for (reversal of) credit losses	3,548	(4,425)
Deferred income tax expense	5,038	8,771
Stock-based compensation	4,094	4,466
Income from bank owned life insurance	(1,515)	(1,849)
Loss on sale of other real estate owned	—	862
Valuation allowance on loans held for sale	266	—
Net change in other items	(11,674)	(4,547)
Net cash provided by operating activities	31,433	36,382

INVESTING ACTIVITIES
Proceeds from bank owned life insurance death benefits	877	1,572
Proceeds from maturities and paydowns of debt securities available for sale	24,881	31,649
Purchases of debt securities available for sale	(128,822)	(91,315)
Purchases of restricted stock	(44)	(70)
Net distributions (contributions) of other stock investments	245	(659)
Net (funding) repayment of loans	(119,695)	158,685
Proceeds from sale of loans held for investment	13,174	13,500
Proceeds from sale of other real estate owned	—	1,421
Purchases of premises and equipment	(952)	(247)
Net cash (used in) provided by investing activities	(210,336)	114,536

FINANCING ACTIVITIES
Net increase in deposits	105,902	60,939
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(10,000)	—
Repayment of borrowings	(35,000)	(38,000)
Proceeds from exercise of stock options	413	132
Repurchase of shares in settlement of restricted stock units	(2,027)	(1,573)
Repurchase of common stock under authorized stock repurchase program	(13,974)	(1,362)
Common stock dividends	(9,671)	—
Net cash provided by financing activities	45,643	20,136

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2026 and 2025
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net change in cash and cash equivalents	(133,260)	171,054
Cash and cash equivalents at beginning of period	399,913	388,162
Cash and cash equivalents at end of period	$266,653	$559,216

Supplemental Disclosures of Cash Flow Information:
Interest paid	$34,693	$45,714
Taxes paid	7,621	11,192
Lease liability arising from obtaining right-of-use assets	2,209	3,898
Loans held for sale transferred to held for investment	7,408	—
Loans transferred to other real estate owned	8,613	—
Initial allowance for credit losses for purchased seasoned loans	224	—
Goodwill adjustments	$—	$(853)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
As a relationship-focused community bank, the Bank offers a range of financial products and services to individuals, professionals, and small to medium-sized businesses through its 14 branch offices, including 12 commercial banking offices, serving California. On October 1, 2026, a new loan production office was opened in downtown San Francisco.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary, the Bank and the Bank’s wholly owned subsidiary, BCAL OREO1, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for credit losses, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of acquired loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and deferred tax assets and liabilities.

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

Significant Accounting Policies
Our accounting and reporting policies are described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these accounting policies during the nine months ended September 30, 2026, except as described below:

Transferable Tax Credits. The Company periodically purchases transferable federal tax credits from unrelated third parties and accounts for them under ASC 740, Income Taxes. Purchased credits are recorded at cost in accrued interest receivable and other assets in the consolidated balance sheets. The difference between the face amount of the credits and the purchase price is recognized as a reduction of income tax expense when the credits are utilized to reduce the Company’s tax liability.

Recently Adopted Accounting Guidance
On January 1, 2025, the Company adopted Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This standard requires, among other things, that a public entity that has a single reportable segment provide enhanced disclosures about significant segment expenses. Significant expense categories are derived from expenses that are (1) regularly reported to an entity’s CODM, and (2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for “other segment items,” reflecting the difference between (1) segment revenue less significant segment expenses, and (2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The adoption of ASU 2023-07 did not have a significant impact on the consolidated financial statements.
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
On January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This standard amends the guidance in ASC 326 on the accounting for certain purchased loans. Under this standard, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (often referred to as the gross-up approach). These amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). Early adoption is permitted, and the standard is to be applied prospectively. The adoption of ASU 2025-08 did not have any material impact on the consolidated financial statements.
Recent Accounting Guidance Not Yet Effective
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company: 1. Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows; 2. Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements; 3. Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation; 4. Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and 5. Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income– Expense Disaggregation Disclosures– Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. In May 2025, the FASB issued ASU 2025-03, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. In May 2025, the FASB issued ASU 2025-04 to reduce diversity in practice and improve the usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
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

NOTE 2 - INVESTMENT SECURITIES
Debt Securities
Debt securities have been classified as either held-to-maturity or available-for-sale in the consolidated balance sheets according to management’s intent. The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2026
Taxable municipals	$555	$—	$(94)	$461
Tax exempt municipals	52,118	—	(6,899)	45,219
	$52,673	$—	$(6,993)	$45,680

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308

The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$233,579	$21	$(17,728)	$215,872
SBA securities	2,956	8	(55)	2,909
U.S. Treasury	2,614	—	(203)	2,411
U.S. Agency	2,000	—	(296)	1,704
Collateralized mortgage obligations	100,993	—	(5,908)	95,085
Taxable municipals	1,005	1	(90)	916
	$343,147	$30	$(24,280)	$318,897
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890

During the three and nine months ended September 30, 2026 and 2025, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2026 and December 31, 2025, the Company did not hold securities of any single issuer, such as a corporation, municipality, or foreign entity, other than the U.S. Government and its agencies, in an amount greater than 10% of our shareholders’ equity.
Accrued interest receivable on held-to-maturity and available-for-sale debt securities totaled $1.6 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
At September 30, 2026, available-for-sale debt securities with an amortized cost of $98.4 million were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.7 million that were pledged as collateral for a secured line of credit with the Federal Reserve. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit. The Company also pledged $14.0 million available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.
Contractual Maturities
The amortized cost and estimated fair value of all held-to-maturity and available-for-sale debt securities as of September 30, 2026 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2026
Due in one year or less	$—	$—	$588	$589
Due after one year through five years	—	—	10,187	9,473
Due after five years through ten years	47,099	41,072	18,512	16,850
Due after ten years	5,574	4,608	313,860	291,985
	$52,673	$45,680	$343,147	$318,897
Realized Gains and Losses
There were no gross realized gains and losses for sales and calls of available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.
Unrealized Losses
The gross unrealized losses and related estimated fair values of all available-for-sale debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
September 30, 2026:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(14,870)	$195,167	$(2,858)	$19,624	$(17,728)	$214,791
SBA securities	—	—	(55)	1,654	(55)	1,654
U.S. Treasury	—	—	(203)	2,411	(203)	2,411
U.S. Agency	—	—	(296)	1,704	(296)	1,704
Collateralized mortgage obligations	(2,728)	70,683	(3,180)	24,402	(5,908)	95,085
Taxable municipals	—	—	(90)	415	(90)	415
	$(17,598)	$265,850	$(6,682)	$50,210	$(24,280)	$316,060
December 31, 2025:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$(329)	$47,667	$(2,072)	$28,726	$(2,401)	$76,393
SBA securities	—	—	(54)	2,813	(54)	2,813
U.S. Treasury	—	—	(182)	2,472	(182)	2,472
U.S. Agency	—	—	(207)	1,793	(207)	1,793
Collateralized mortgage obligations	(35)	7,971	(1,860)	25,234	(1,895)	33,205
Taxable municipals	—	—	(68)	438	(68)	438
	$(364)	$55,638	$(4,443)	$61,476	$(4,807)	$117,114

As of September 30, 2026, the Company had a total of 155 available-for-sale debt securities in a gross unrealized loss position totaling $24.3 million, including 59 securities with total gross unrealized losses of $6.7 million that had been in a continual loss position for twelve months and longer. As of December 31, 2025, the Company had a total of 78 available-for-sale debt securities in a gross unrealized loss position totaling $4.8 million, including 63 securities with total gross unrealized losses of $4.4 million that had been in a continual loss position for twelve months and longer. Such unrealized losses on these investment securities have not been recognized into income.

Unrealized losses on available-for-sale debt securities are recognized in shareholders’ equity as accumulated other comprehensive loss, net of taxes. At September 30, 2026, the Company had a net unrealized loss on available-for-sale debt securities of $24.3 million, or $17.1 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $2.3 million, or $1.6 million net of tax in accumulated other comprehensive loss, at December 31, 2025.
Allowance for Credit Losses on Debt Securities
Investment Securities Available-for-Sale
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, changes in credit ratings, and adverse conditions specifically related to the security or issuer, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis. An allowance for credit losses is recorded for the shortfall, limited to the amount by which fair value is less than amortized cost. Any decline in fair value not recorded through an allowance for credit losses is recognized in other comprehensive income.
The Company’s available-for-sale debt securities consist of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipals, which historically have had limited credit loss experience. At September 30, 2026 and December 31, 2025, the total fair value of taxable municipal securities was $916 thousand and $938 thousand, respectively, and all of these securities were rated AA or higher. At September 30, 2026, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell, any available-for-sale securities in an unrealized loss position before recovery of their amortized cost basis. Management determined that the unrealized losses at September 30, 2026 and December 31, 2025 were attributable to changes in market interest rates and general market conditions rather than credit quality.¶
Investment Securities Held-to-Maturity
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, considering historical credit loss experience, current conditions, and reasonable and supportable forecasts. The Company’s held-to-maturity portfolio consists of municipal securities. The Company monitors the credit quality of held-to-maturity debt securities using external credit ratings. At September 30, 2026 and December 31, 2025, fair values of held-to-maturity debt securities rated AA or higher totaled $42.7 million and $46.0 million, respectively, and those rated AA- totaled $3.0 million and $3.3 million, respectively. At September 30, 2026, 61 held-to-maturity debt securities with fair values totaling $45.7 million had gross unrecognized losses totaling $7.0 million, compared to 61 held-to-maturity debt securities with fair values totaling $49.3 million with gross unrecognized losses totaling $3.6 million at December 31, 2025. The unrecognized losses were attributable to changes in market interest rates and general market conditions rather than credit quality.
Based on these evaluations, which consider the credit ratings of the portfolio and the absence of historical credit losses, there were no expected credit losses on held-to-maturity and available-for-sale debt securities. Accordingly, no allowance for credit losses was recorded at September 30, 2026 or December 31, 2025, and no provision for credit losses was recorded for held-to-maturity or available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.

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
The table below summarizes the Company’s restricted stock investments at September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Federal Reserve Bank	$15,671	$15,627
Federal Home Loan Bank	15,305	15,305
	$30,976	$30,932

During the three and nine months ended September 30, 2026, the Company purchased $35 thousand and $44 thousand of Federal Reserve stock, and there were no purchases of FHLB stock. During the three and nine months ended September 30, 2025, the Company purchased $41 thousand and $70 thousand, respectively, of Federal Reserve stock, and there were no purchases of FHLB stock.

Other Equity Securities Without a Readily Determinable Fair Value
The Company also has equity securities in the form of capital stock invested in two different banker’s bank stocks which totaled $819 thousand at both September 30, 2026 and December 31, 2025. These equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity securities and determined that they were not impaired. During the three and nine months ended September 30, 2026 and 2025, there were no losses related to changes in the fair value of these equity securities.
The Company has other equity investments and investments in a technology venture capital fund focused on the intersection of fintech and community banking. These equity investments represent variable interest entities (“VIEs”), however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying value of each of the investments plus any unfunded capital commitments. At September 30, 2026 and December 31, 2025, the balance of these investments, which is included in accrued interest receivable and other assets in the consolidated balance sheets, was $8.7 million and $9.1 million, respectively. Total unfunded capital commitments for these investments were $6.2 million at September 30, 2026. These equity securities are measured using the equity method of accounting when the Company’s ownership interest in such investments exceeds 5%, or carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Cash distributions that are considered a return of capital are recorded as a reduction of the Company’s investment. During the three and nine months ended September 30, 2026, the Company made capital contributions of $459 thousand and received net capital distributions of $333 thousand, respectively, related to these equity investments and recognized losses of $30 thousand and $100 thousand, respectively, which is included in other charges and fees in the consolidated statements of income. During the three and nine months ended September 30, 2025, the Company received $427 thousand and $97 thousand, respectively, of net capital distributions from these equity investments. At September 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these equity investments and determined they were not impaired. During the three and nine months ended September 30, 2026 and 2025, there were no losses recognized related to changes in fair value.
The Company has also invested in and acquired interest in limited partnerships that operate affordable housing projects that qualify for and have received an allocation of federal and/or state low-income housing tax credits. These investments represent VIEs, however the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investment and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. At September 30, 2026 and December 31, 2025, the net amortized balance of these investments was $4.1 million and $4.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets. The unfunded portion of these investments totaled $295 thousand and $382 thousand at September 30, 2026 and December 31,

2025, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheets.
The following table presents activity in qualifying low income housing projects for the three and nine months ended September 30, 2026 and 2025 follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense included in income tax expense	$233	$268	$699	$842
Tax benefits and other tax benefits recognized	291	253	872	759
Contributions	—	342	87	757

At September 30, 2026 and December 31, 2025, the Company evaluated the carrying value of these tax credit equity investments and determined they were not impaired. During the three and nine months ended September 30, 2026 and 2025, there were no losses recognized related to changes in fair value.

NOTE 3 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Investment (“LHFI”)

The Company’s loan portfolio consists primarily of loans to borrowers within the California market. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area. The Company’s loan portfolio in real estate secured credit represented 80% and 80% of total loans at September 30, 2026 and December 31, 2025, respectively. A portion of the Company’s revenues are from origination of loans guaranteed by the SBA under its various programs and sale of the guaranteed portions of the loans. Funding for these loans depends on annual appropriations by the U.S. Congress.
The composition of the Company’s LHFI portfolio at September 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Construction and land development	$153,738	$138,894
Real estate - other:
1-4 family residential	136,063	142,399
Multifamily residential	295,172	324,075
Commercial real estate and other	1,925,968	1,820,445
Commercial and industrial	636,060	605,859
Consumer	1,538	2,215
Loans held for investment (1)	3,148,539	3,033,887
Allowance for credit losses	(33,723)	(34,348)
Loans held for investment, net	$3,114,816	$2,999,539
(1)LHFI includes net unearned fees of $2.2 million and $2.8 million and net unearned discounts on acquired loans of $18.5 million and $31.3 million at September 30, 2026 and December 31, 2025, respectively. The Company recognized $3.9 million and $5.2 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $11.8 million and $16.9 million of interest accretion of net deferred loan fees and net discounts on acquired loans for the nine months ended September 30, 2026 and 2025, respectively.

The Company has pledged $2.33 billion of loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.48 billion was considered as eligible collateral under this secured borrowing arrangement and loans with an unpaid principal balance totaling $318.4 million were pledged as collateral under a secured borrowing arrangement with the Federal Reserve as of September 30, 2026. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB and Federal Reserve secured lines of credit.
Loans Held for Sale

At September 30, 2026, the Company had loans held for sale totaling $15.4 million, consisting of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. During the three and nine months ended September 30, 2026, the Company transferred zero and $7.4 million of SBA 7(a) loans from held for sale to held for investment at net amortized cost.
The Company accounts for loans held for sale at the lower of carrying value or fair value. At September 30, 2026 and December 31, 2025, the fair value of loans held for sale totaled $15.4 million and $25.6 million, respectively. The Company recorded zero and $266 thousand in valuation allowance related to its consumer solar loans during the three and nine months ended September 30, 2026. There were no comparable valuation allowances for the three and nine months ended September 30, 2025.
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

The risk category of LHFI by class of loans and origination year as of September 30, 2026 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026
Construction and land development
Pass	$32,113	$57,062	$41,381	$4,710	$13,472	$—	$—	$—	$148,738
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5,000	—	—	—	5,000
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	32,113	57,062	41,381	4,710	18,472	—	—	—	153,738
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	9,653	767	1,515	1,111	31,313	31,314	57,406	323	133,402
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,661	—	—	—	2,661
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	9,653	767	1,515	1,111	33,974	31,314	57,406	323	136,063
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	62,635	54,180	14,368	11,926	26,210	125,442	411	—	295,172
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	62,635	54,180	14,368	11,926	26,210	125,442	411	—	295,172
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026
Commercial real estate and other
Pass	282,871	261,233	87,379	78,134	402,763	695,691	79,316	497	1,887,884
Special mention	—	3,976	—	3,931	—	13,328	—	—	21,235
Substandard	—	—	—	4,430	1,869	10,550	—	—	16,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	282,871	265,209	87,379	86,495	404,632	719,569	79,316	497	1,925,968
YTD gross charge-offs	—	—	—	—	127	—	—	—	127
Commercial and industrial
Pass	94,655	65,505	33,172	13,542	36,924	55,755	282,859	463	582,875
Special mention	—	—	432	—	—	30	18,557	—	19,019
Substandard	—	214	2,008	26	15,895	1,143	13,974	906	34,166
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	94,655	65,719	35,612	13,568	52,819	56,928	315,390	1,369	636,060
YTD gross charge-offs	—	46	3,605	20	—	—	1,000	—	4,671
Consumer
Pass	102	—	1,298	—	—	—	138	—	1,538
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	102	—	1,298	—	—	—	138	—	1,538
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$482,029	$442,937	$181,553	$117,810	$536,107	$933,253	$452,661	$2,189	$3,148,539

Total by risk rating:
Pass	$482,029	$438,747	$179,113	$109,423	$510,682	$908,202	$420,130	$1,283	$3,049,609
Special mention	—	3,976	432	3,931	—	13,358	18,557	—	40,254
Substandard	—	214	2,008	4,456	25,425	11,693	13,974	906	58,676
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$482,029	$442,937	$181,553	$117,810	$536,107	$933,253	$452,661	$2,189	$3,148,539
YTD gross charge-offs	$—	$46	$3,605	$20	$127	$—	$1,000	$—	$4,798

The risk category of LHFI by class of loans and origination year as of December 31, 2025 follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Construction and land development
Pass	$28,119	$39,469	$12,434	$35,050	$5,336	$2,263	$—	$2,343	$125,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	13,808	—	72	—	—	13,880
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land development	28,119	39,469	12,434	48,858	5,336	2,335	—	2,343	138,894
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - other:
1-4 family residential
Pass	2,469	1,525	12,657	29,542	16,550	22,687	50,872	3,430	139,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,667	—	—	—	—	2,667
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total 1-4 family residential	2,469	1,525	12,657	32,209	16,550	22,687	50,872	3,430	142,399
YTD gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily residential
Pass	61,974	15,987	18,766	77,050	82,137	58,201	1,990	—	316,105
Special mention	—	—	—	7,970	—	—	—	—	7,970
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily residential	61,974	15,987	18,766	85,020	82,137	58,201	1,990	—	324,075
YTD gross charge-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term During the Period
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate and other
Pass	259,144	96,078	81,643	422,093	342,770	472,569	70,135	15,711	1,760,143
Special mention	4,018	—	2,765	13,676	1,108	17,386	6,207	—	45,160
Substandard	—	—	3,161	195	1,450	10,336	—	—	15,142
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate and other	263,162	96,078	87,569	435,964	345,328	500,291	76,342	15,711	1,820,445
YTD gross charge-offs	—	—	—	—	1,297	717	—	—	2,014
Commercial and industrial
Pass	82,767	42,546	18,481	44,235	17,898	57,091	289,223	5,349	557,590
Special mention	—	639	33	486	11	1,747	16,191	170	19,277
Substandard	293	1,052	954	16,421	17	828	8,063	1,364	28,992
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	83,060	44,237	19,468	61,142	17,926	59,666	313,477	6,883	605,859
YTD gross charge-offs	—	—	91	3,541	163	1,179	—	—	4,974
Consumer
Pass	431	873	—	649	2	1	259	—	2,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	431	873	—	649	2	1	259	—	2,215
YTD gross charge-offs	—	—	—	—	3,502	—	—	—	3,502

Total by risk rating:
Pass	$434,904	$196,478	$143,981	$608,619	$464,693	$612,812	$412,479	$26,833	$2,900,799
Special mention	4,018	639	2,798	22,132	1,119	19,133	22,398	170	72,407
Substandard	293	1,052	4,115	33,091	1,467	11,236	8,063	1,364	60,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$439,215	$198,169	$150,894	$663,842	$467,279	$643,181	$442,940	$28,367	$3,033,887
YTD gross charge-offs	$—	$—	$91	$3,541	$4,962	$1,896	$—	$—	$10,490

LHFI Past Due and Nonaccrual Loans
A summary of LHFI past due as of September 30, 2026 and December 31, 2025 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2026
Construction and land development	$—	$—	$—	$—	$5,000	$148,738	$153,738
Real estate - other:
1-4 family residential	—	—	—	—	2,661	133,402	136,063
Multifamily residential	—	—	—	—	—	295,172	295,172
Commercial real estate and other	—	—	—	—	262	1,925,706	1,925,968
Commercial and industrial	54	26	—	80	1,406	634,574	636,060
Consumer	—	—	—	—	—	1,538	1,538
	$54	$26	$—	$80	$9,329	$3,139,130	$3,148,539

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808	$125,086	$138,894
Real estate - other:
1-4 family residential	—	—	—	—	—	142,399	142,399
Multifamily residential	7,970	—	—	7,970	—	316,105	324,075
Commercial real estate and other	5,838	—	—	5,838	83	1,814,524	1,820,445
Commercial and industrial	845	53	—	898	2,195	602,766	605,859
Consumer	—	29	—	29	—	2,186	2,215
	$14,653	$82	$—	$14,735	$16,086	$3,003,066	$3,033,887

The Company had no LHFI that were 90 days or more past due and were still accruing interest at September 30, 2026 and December 31, 2025.

LHFI Nonaccrual Loans
A summary of total LHFI nonaccrual loans and the amount of LHFI nonaccrual loans with no related ACL as of September 30, 2026 and December 31, 2025 follows:

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
September 30, 2026
Construction and land development	$5,000	$373	$—	$—	$5,000	$—
Real estate - other:
1-4 family residential	2,661	—	—	—	2,661	2,661
Commercial real estate and other	262	—	—	—	262	262
Commercial and industrial	1,098	63	308	—	1,406	677
Total	$9,021	$436	$308	$—	$9,329	$3,600

	Nonaccrual Loans
	Collateral Dependent Loans		Non-Collateral Dependent Loans
(dollars in thousands)	Balance	ACL	Balance	ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
December 31, 2025
Construction and land development	$13,808	$373	$—	$—	$13,808	$8,808
Real estate - other:
Commercial real estate and other	83	—	—	—	83	83
Commercial and industrial	1,865	207	330	—	2,195	553
Total	$15,756	$580	$330	$—	$16,086	$9,444

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
As of September 30, 2026, $24.2 million of loans were individually evaluated with a $373 thousand ACL attributed to such loans. At September 30, 2026, $23.9 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $308 thousand were evaluated using a discounted cash flow approach. One C&I loan with a net amortized balance of $15.6 million was classified as an individually evaluated loan due in part to ongoing third-party litigation against the guarantor. The loan was on accrual status and current on its payment obligation as of September 30, 2026. All other individually evaluated loans were on nonaccrual status at September 30, 2026.
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
Modified Loans to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2026, there were no loans to borrowers experiencing financial difficulty that were modified. The following table presents the period-end amortized cost basis of modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and three and nine months ended September 30, 2025.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Term Extension	Interest Rate Reduction and Term Extension	Total	Total as a % of Loan Class
Real estate - other:
Commercial real estate and other	$13,258	$3,226	$16,484	0.9%
Commercial and industrial	—	1,818	1,818	0.3%
Total	$13,258	$5,044	$18,302	0.6%

	Three Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Construction and land development	$—	$—	$8,497	$—	$8,497	4.9%
Real estate - other:
Multifamily residential	—	—	7,970	—	7,970	2.7%
Commercial real estate and other	—	—	—	3,432	3,432	0.2%
Commercial and industrial	255	261	—	—	516	0.1%
Total	$255	$261	$16,467	$3,432	$20,415	0.7%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class
Construction and land development	$—	$—	$8,497	$—	$8,497	4.9%
Real estate - other:
Multifamily residential	—	—	7,970	—	$7,970	2.7%
Commercial real estate and other	—	—	—	3,615	$3,615	0.2%
Commercial and industrial	15,960	395	—	39	$16,394	2.8%
Total	$15,960	$395	$16,467	$3,654	$36,476	1.2%
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2026 and three and nine months ended September 30, 2025.

Nine Months Ended September 30, 2026
(dollars in thousands)	Financial effect
Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months
Interest Rate Reduction and Term Extension:
Real estate - other:
Commercial real estate and other	Extended maturity by a weighted average of six months and reduced interest rates by a weighted average of 1.38%
Commercial and industrial	Extended maturity by a weighted average of eight months and reduced interest rates by a weighted average of 1.61%

Three Months Ended September 30, 2025
(dollars in thousands)	Financial effect
Term Extension:
Commercial and industrial	Extended term by a weighted average of one year
Payment Delay:
Commercial and industrial	90 days full payment deferrals and 12 months of partial payment deferrals
Interest Rate Reduction and Term Extension:

Three Months Ended September 30, 2025
(dollars in thousands)	Financial effect
Construction and land development	Extended maturity by a weighted average of four months and reduced interest rates by a weighted average of 2.16%
Real estate - other:
Multifamily residential	Extended maturity by a weighted average of three months and reduced interest rates by a weighted average of 1.50%
Term Extension and Payment Delay:
Real estate - other:
Commercial real estate and other
Extended maturity by a weighted average of six months, weighted average of six months interest only payment and weighted average of 60 days payment deferrals. Upon completion of payment deferrals, weighted average of 12 months partial payments

Nine Months Ended September 30, 2025
(dollars in thousands)	Financial effect
Term Extension:
Commercial and industrial	Extended term by a weighted average of eleven months
Payment Delay:
Commercial and industrial	Weighted average of 70 days full payment deferrals. Upon completion of payment deferrals, weighted average of 12 months of partial payment deferrals
Interest Rate Reduction and Term Extension:
Construction and land development	Extended maturity by a weighted average of four months and reduced interest rates by a weighted average of 2.16%
Real estate - other:
Multifamily residential	Extended maturity by a weighted average of three months and reduced interest rates by a weighted average of 1.50%
Term Extension and Payment Delay:
Real estate - other:
Commercial real estate and other
Extended maturity by a weighted average of seven months, weighted average of six months of interest only payment, weighted average of 60 days payment deferrals. Upon completion of payment deferrals, weighted average of 12 months partial payments

Commercial and industrial	Extended maturity by a weighted average of six months and granted 120 days of payment deferrals.
The following tables present a payment aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ended September 30, 2026 and 2025.

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2026
Real estate:
Commercial real estate and other	$—	$—	$—	$—	$—	$16,484	$16,484
Commercial and industrial	—	—	—	—	—	7,033	7,033
	$—	$—	$—	$—	$—	$23,517	$23,517

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2025
Construction and land development	$—	$—	$—	$—	$8,497	$—	$8,497
Real estate:
Multifamily residential	—	—	—	—	—	7,970	7,970
Commercial real estate and other	—	—	—	—	—	3,615	3,615
Commercial and industrial	—	—	—	—	375	16,019	16,394
	$—	$—	$—	$—	$8,872	$27,604	$36,476
During the three and nine months ended September 30, 2026 and 2025, there were no defaults of loans that had been modified within the last 12 months.
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
A summary of collateral dependent loans by collateral type as of September 30, 2026 and December 31, 2025 follows:

	Type of Collateral
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets
September 30, 2026
Construction and land development	$—	$5,000	$—
Real estate - other:
1-4 family residential	—	2,661	—
Commercial real estate and other	262	—	—
Commercial and industrial	16,131	369	234
	$16,393	$8,030	$234

December 31, 2025
Construction and land development	$—	$13,808	$—
Real estate - other:
Commercial real estate and other	83	—	—
Commercial and industrial	17,330		250
	$17,413	$13,808	$250

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
The Company used the probability-weighted two-scenario forecasts, representing a baseline scenario and one downside scenario, to estimate the ACL. The Company utilized economic forecasts released by Moody’s Analytics during the third week of September 2026. Other sources of economic forecasts and meeting minutes of the Federal Open Market Committee (“FOMC”) meeting were also considered by the Company when determining the scenario weighting. Moody’s September 2026 U.S. baseline forecast presented a modestly stronger growth outlook and faster disinflation than the June 2026 baseline forecast and it did not represent broad economic acceleration: consumer momentum was weaker, monetary policy remained restrictive, the unemployment rate peak was later and slightly higher, and the tariff and energy assumptions remained material downside risks. The September 2026 forecast improved the near-term national outlook while retaining meaningful interest rate, trade and geopolitical pressures relevant to the Company’s credit environment. The projection of real GDP increased to 2.2% for 2026 and 2.0% for 2027, compared to 2.1% for 2026 and 1.9% for 2027 projected in the June 2026 forecast. CPI was adjusted downward to 3.2% in 2026 and 2.5% in 2027, compared to 3.4% for 2026 and 3.0% for 2027 projected in the June 2026 forecast. The Conference Board forecasted GDP growth to weaken further in 2026 at 1.8% and by 1.9% in 2027 due to tighter financial conditions for the consumer as a result of higher interest rates. It is more pessimistic than Moody’s baseline scenario of 2026 GDP of 2.2%. Moody’s economic forecast anticipated no rate cuts in 2026, with the potential for further tightening if inflation persists. This change is driven by a stabilization in the labor market and a reassessment of inflation as more durable and structural rather than transitory. The 10-year Treasury yield was forecasted to remain around 4.4% through the decade, supported by persistent inflationary pressures and a deteriorating fiscal environment. The unemployment rate forecast improved to 4.3% in 2026, compared to 4.4% in 2026 projected in the June 2026 forecast. Slow job growth was already expected to continue in 2026. Despite this, the unemployment rate is still projected to peak at 4.7% in the second quarter of 2027.
Moody’s September 2026 S2 downside scenario was largely consistent with the June 2026 forecast, reflecting a later-onset mild recession driven primarily by tariffs and rising inflation, compared with the more front-loaded oil supply shock contemplated in the March 2026 forecast. The downside is increasingly driven by structural pressures, e.g. inflation, tariffs, geopolitics, rather than a temporary shock. The most immediate change is the timing of the recession’s onset, which was pushed from the third quarter of 2026 to the fourth quarter of 2026. Alongside this shift, the peak unemployment rate was lowered to 7.2% from 7.3% in the June 2026 forecast, now expected to occur in the third quarter of 2027 rather than the second quarter of 2027. The scenario is not less severe, but more prolonged and structurally adverse. The projected real GDP growth was revised to 2.0% in 2026 from 1.5% in the June 2026 forecast, and -0.1% in 2027, compared with 2.2% and 2.0%, respectively, in Moody’s September 2026 baseline.
Moody’s September 2026 economic forecasts for California suggested California gross state product (“GSP”) will grow by 2.03% on average for the next four quarters, up from 1.88% in its June 2026 baseline forecast. The forecasts for 2026 California unemployment stayed at 5.3%. Beacon Economics forecasted the California unemployment rate revised downward to 5.2% for the fourth quarter of 2026 and stayed at 5.2% for the first and second quarter of 2027.
Other key California economic forecasts used in the ACL calculation including the California unemployment rate, California GSP, construction sector GSP, California Home Price Index (“HPI”), and the 5-Year Treasury yield showed mixed movements across the baseline and downside scenarios. As a result, the changes in these economic variables are expected to have a mixed impact on the Company's ACL. Relative to the June 2026 forecast, most California economic indicators reflected a mixed outlook. California unemployment rate in the September 2026 outlook is modestly more optimistic in S2 scenarios, California GSP was revised substantially higher in the near term, however California GSP – construction was revised substantially lower throughout the forecast period. California HPI was revised lower in the near term to reflect the latest market trend, and 5-year treasury-yield is revised modestly higher in both scenarios. In summary, the stronger California GSP and California unemployment rate were a meaningful favorable revision, but it was offset by weaker construction activity, lower near-term HPI, and higher Treasury yields. Overall, the September 2026 loss-driver updates reflected a mix of favorable and unfavorable economic changes, rather than a broad-based improvement in the economic outlook.

Based on the above reviews and analyses, the Company continues using the two probability-weighted scenario forecasts, and assigned 70% to the baseline scenario and 30% to the S2 downside scenario at September 30, 2026, shifting from 80% baseline scenario and 20% from the S2 downside scenario at June 30, 2026. The recommended weightings are based on the FOMC’s decision to raise the federal funds rate by 25 basis points in the September 2026 meeting, with another rate hike becoming increasingly likely before year-end. Moody’s September 2026 baseline forecast assumed the Fed funds rate would remain within a range of 3.5% to 3.75%, with no rate cuts or hikes until the end of the decade and projected the 10-year Treasury yield to average 4.6% in Q3, then remain within a range of 4.4% to 4.5% through the decade. In comparison, the actual 10-year Treasury yield was 5.29% at September 30, 2026, indicating that interest rates have remained meaningfully above baseline expectations. In addition, Moody’s expectation that inflation will continue to moderate toward target levels by mid-2027 appears increasingly optimistic and remains subject to risks associated with elevated energy prices and other inflationary pressures.
The Company concluded that Moody’s baseline remains a reasonable central forecast for economic growth and employment, but its reliability has diminished due to its limited incorporation of the September 2026 rate increase and its relatively optimistic assumptions regarding inflation and long-term interest rate path. The Company continues to believe it is prudent to maintain a meaningful weighting to the S2 downside scenario, which reflects the potential for a more persistent inflationary environment and higher interest rates. Given the inherent uncertainty surrounding inflation and the challenges associated with forecasting its trajectory, incorporating the S2 downside scenario provides an appropriate degree of conservatism and serves as a hedge against adverse economic outcomes in the ACL estimate.
For prepayment and curtailment rates, the Company used its own historical quarterly prepayment and curtailment experience covering the period starting February 2021 through August 2026 to estimate the ACL. During the third quarter of 2026, the Company updated its historical prepayment and curtailment rates analysis, which reflected a slight increase in prepayment rates and curtailment rates.
Accrued interest receivable on loans totaled $10.0 million and $9.8 million at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
Allowance for Credit Losses - Unfunded Loan Commitments
The allowance for credit losses on unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The Company evaluates the loss exposure for unfunded loan commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. There was a $16 thousand and $352 thousand reversal of credit losses for unfunded loan commitments for the three and nine months ended September 30, 2026, respectively. There was a $236 thousand and $825 thousand reversal of credit losses for unfunded loan commitments for the three and nine months ended September 30, 2025, respectively. The reversal of credit losses for unfunded loan commitments is included in provision for (reversal of) credit losses in the consolidated statements of operations. The reserve for unfunded loan commitments was $1.8 million and $2.1 million at September 30, 2026 and December 31, 2025. The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities in the consolidated balance sheets.

A summary of the changes in the ACL for loans and unfunded commitments for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses (ACL):
Allowance for credit losses - loans (ALL)
Balance, beginning of period	$34,860	$41,110	$34,348	$50,540
Initial allowance for purchased seasoned loans	224	—	224	—
Provision for (reversal of) credit losses - loans	3,231	221	3,900	(3,600)
Charge-offs	(4,605)	(323)	(4,798)	(7,729)
Recoveries	13	284	49	2,081
Net charge-offs	(4,592)	(39)	(4,749)	(5,648)
Balance, end of period	$33,723	$41,292	$33,723	$41,292
Reserve for unfunded loan commitments
Balance, beginning of period	$1,769	$2,514	$2,105	$3,103
Reversal of credit losses for unfunded loan commitments	(16)	(236)	(352)	(825)
Balance, end of period	1,753	2,278	1,753	2,278
Allowance for credit losses, end of period	$35,476	$43,570	$35,476	$43,570

A summary of changes in the ALL by loan portfolio segment for the periods indicated follows:

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Three Months Ended September 30, 2026
Beginning of period	$1,289	$25,718	$7,842	$11	$34,860
Initial allowance for purchased seasoned loans	—	—	224	—	224
Provision for (reversal of) credit losses - loans	381	(1,117)	3,976	(9)	3,231
Charge-offs	—	—	(4,605)	—	(4,605)
Recoveries	—	4	9	—	13
Net recoveries (charge-offs)	—	4	(4,596)	—	(4,592)
End of period	$1,670	$24,605	$7,446	$2	$33,723
Three Months Ended September 30, 2025
Beginning of period	$1,557	$25,978	$12,585	$990	$41,110
Provision for (reversal of) credit losses - loans	303	1,081	(1,467)	304	221
Charge-offs	—	—	—	(323)	(323)
Recoveries	—	269	—	15	284
Net recoveries (charge-offs)	—	269	—	(308)	(39)
End of period	$1,860	$27,328	$11,118	$986	$41,292

(dollars in thousands)	Construction and Land Development	Real Estate - Other	Commercial & Industrial	Consumer	Total
Nine Months Ended September 30, 2026
Beginning of period	$1,204	$24,590	$8,544	$10	$34,348
Initial allowance for purchased seasoned loans	—	—	224	—	224
Provision for (reversal of) credit losses - loans	466	133	3,309	(8)	3,900
Charge-offs	—	(127)	(4,671)	—	(4,798)
Recoveries	—	9	40	—	49
Net charge-offs	$—	$(118)	$(4,631)	$—	$(4,749)
End of period	$1,670	$24,605	$7,446	$2	$33,723

Nine Months Ended September 30, 2025
Beginning of period	$1,953	$29,399	$18,056	$1,132	$50,540
(Reversal of) provision for credit losses - loans	(93)	(329)	(3,878)	700	(3,600)
Charge-offs	—	(2,014)	(4,852)	(863)	(7,729)
Recoveries	—	272	1,792	17	2,081
Net charge-offs	$—	$(1,742)	$(3,060)	$(846)	$(5,648)
End of period	$1,860	$27,328	$11,118	$986	$41,292
Other Real Estate Owned (“OREO”), Net
Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis by a charge to the ACL, if necessary. The Company had $8.6 million of foreclosed assets at September 30, 2026. There were no foreclosed assets at December 31, 2025. During the nine months ended September 30, 2026, the Company foreclosed on the collateral related to a construction nonaccrual loan of $8.6 million, that was transferred to OREO at its estimated fair value, less estimated selling costs. During the three and nine months ended September 30, 2025, the Company did not foreclose on any collateral. During the three and nine months ended September 30, 2026, the Company did not sell any OREO. During the three and nine months ended September 30, 2025, the Company sold zero and $4.1 million of OREO and recognized a loss on sale of zero and $862 thousand.

There was no valuation allowances due to declines in the fair value of the underlying property during the three and nine months ended September 30, 2026 and 2025.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill, the excess purchase price over the fair value of all identifiable assets and liabilities acquired, totaled $110.9 million at September 30, 2026 and December 31, 2025. Goodwill is reviewed for impairment at least annually during the fourth quarter of each fiscal year. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price.
The Company performed a qualitative assessment for the annual impairment review at December 31, 2025, and as a result of that assessment had determined that there was no impairment to goodwill. There were no triggering events during the three and nine months ended September 30, 2026 that caused management to evaluate goodwill for a quantitative impairment analysis as of September 30, 2026.

The following table presents changes in the carrying amount of goodwill for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$110,934	$110,934	$110,934	$111,787
Adjustments to goodwill(1)	—	—	—	(853)
Balance, end of period	$110,934	$110,934	$110,934	$110,934
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
Core deposit intangibles are amortized over remaining periods of 2.3 to 7.8 years. There was no remaining unamortized trade name at September 30, 2026. As of September 30, 2026, the weighted-average remaining amortization period for intangible assets was approximately 7.7 years.
The Company performs the annual impairment analysis for the intangible assets at least annually during the second half of each fiscal year. The Company evaluated current conditions and concluded there had been no material changes in the economic environment or future projections since the annual intangible assets impairment test performed during the fourth quarter 2025 and therefore, believes that there was no impairment as of September 30, 2026. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. The following table presents the changes in intangible assets for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gross balance, beginning of period	$27,138	$27,138	$27,138	$27,138
Additions	—	—	—	—
Gross balance, end of period	$27,138	$27,138	$27,138	$27,138

Accumulated amortization:
Balance, beginning of period	$(10,258)	$(6,763)	$(8,658)	$(4,867)
Amortization	(776)	(948)	(2,376)	(2,844)
Balance, end of period	(11,034)	(7,711)	(11,034)	(7,711)
Intangible assets, net, end of period	$16,104	$19,427	$16,104	$19,427

Future estimated amortization expense is as follows:

(dollars in thousands)	Amount
Remainder of 2026	$763
2027	2,761
2028	2,465
2029	2,160
2030	2,003
Thereafter	5,952
$16,104

NOTE 5 - DEPOSITS
The Company is a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”). The Company receives an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. Effective July 11, 2026, Section 902 of the 21st Century ROAD to Housing Act amended the reciprocal deposit exception under Section 29 of the Federal Deposit Insurance Act, replacing the prior general cap of the lesser of $5 billion or 20% of total liabilities with a tiered liability-based calculation equal to 50% of the first $1 billion of total liabilities, 40% of the next $9 billion, and 30% of liabilities above $10 billion, subject to a maximum cap of $30 billion. These reciprocal deposits are not required to be treated as brokered deposits up to the applicable cap under the amended Section 902 of the Housing Act.
As of September 30, 2026, reciprocal deposits decreased to $740.3 million, representing 21.3% of total deposits, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025.
Time deposits that exceeded the FDIC insurance limit of $250,000 amounted to $53.7 million and $65.1 million as of September 30, 2026 and December 31, 2025, respectively. There were no brokered time deposits as of September 30, 2026 and $3.8 million brokered time deposits as of December 31, 2025.
The Company participates in a state public deposits program that allows it to receive deposits from the state or from political subdivisions within the state in amounts that would not be covered by the FDIC. This program provides a stable source of funding to the Company. As of September 30, 2026 and December 31, 2025, total collateralized deposits, including the deposits of State of California and their public agencies, were $44.3 million and $45.8 million, respectively, and were collateralized by letters of credit issued by the FHLB under the Company’s secured line of credit with the FHLB. See Note 6 – Borrowing Arrangements for additional information regarding the FHLB secured line of credit.
At September 30, 2026, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Remainder of 2026	$54,575
2027	33,537
2028	714
2029	125
2030 and thereafter	34
$88,985

NOTE 6 - BORROWING ARRANGEMENTS
A summary of outstanding borrowings as of September 30, 2026 and December 31, 2025 follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB advances	$—	$—
Subordinated debt	—	33,832
Total borrowings	$—	$33,832
Federal Home Loan Bank Secured Line of Credit
At September 30, 2026, the Company had a secured line of credit of $817.5 million from the FHLB, of which $752.5 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to the Company providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At

September 30, 2026, the Company had pledged $2.33 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.48 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at September 30, 2026, the Company used $65.0 million of its secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies.
There were no borrowings at September 30, 2026 and December 31, 2025.
Federal Reserve Bank Secured Line of Credit
At September 30, 2026, the Company had credit availability of $317.5 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2026, the Company had pledged held-to-maturity debt securities with an amortized cost of $52.7 million as collateral, and qualifying loans with an unpaid principal balance of $318.4 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $98.4 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. The Company had no discount window borrowings at September 30, 2026 and December 31, 2025.
Federal Funds Unsecured Lines of Credit
At September 30, 2026, the Company had four overnight unsecured credit lines from correspondent banks totaling $90.5 million. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2026 and December 31, 2025.
Fixed-to-Floating Rate Subordinated Debt
In connection with the merger with the predecessor California BanCorp, the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning September 1, 2026, the interest rate was scheduled to change to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. During the third quarter of 2026, the Company redeemed all $35 million of this subordinated debt, at par value.
The subordinated debt was initially recognized with a fair value discount of $3.4 million. At September 30, 2026 and December 31, 2025, the net unamortized fair value discount was zero and $1.2 million, respectively. The net unamortized fair value discount was netted against the balance and recorded in borrowings in the consolidated balance sheets. The amortization of the fair value discount was recorded in interest expense in the consolidated statements of operations.

NOTE 7 - SHAREHOLDERS’ EQUITY
Common Stock Repurchase Plan
On June 14, 2023, the Company announced an authorized common stock share repurchase plan, providing for the repurchase of up to 550,000 shares of the Company’s outstanding common stock, or approximately 3% of its then outstanding common stock shares. On May 1, 2025, the Company announced an increase in the number of common stock shares authorized for repurchase to up to 1,600,000 shares. On November 5, 2026, the Company announced an increase in the number of shares authorized for repurchase to up to 3,200,000 shares (refer to Note 13 - Subsequent Events for additional information). Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. The Company intends to fund its repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of common stock shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by the Company. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.

There were 209,348 and 721,857 common stock shares repurchased at a weighted average market price of $21.81 and $19.36 and a total cost of $4.6 million and $14.0 million under this common stock share repurchase plan during the three and nine months ended September 30, 2026, respectively. There were 89,500 shares of common stock repurchased at a weighted average market price of $15.22 and a total cost of $1.4 million under this share repurchase plan during both the three and nine months ended September 30, 2025. The remaining maximum number of common stock shares authorized to be repurchased under this program was 666,215 shares at September 30, 2026.
NOTE 8 - EARNINGS PER SHARE (“EPS”)
The following is a reconciliation of net income and shares outstanding used to compute EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$14,016	$15,684	$42,107	$46,636

Weighted average common shares outstanding - basic	32,082,455	32,451,576	32,197,689	32,398,593
Dilutive effect of outstanding:
Stock options and unvested stock grants	301,467	360,251	286,511	333,552
Weighted average common shares outstanding - diluted	32,383,922	32,811,827	32,484,200	32,732,145

Earnings per common share - basic	$0.44	$0.48	$1.31	$1.44
Earnings per common share - diluted	$0.43	$0.48	$1.30	$1.42

For the three months ended September 30, 2026 and 2025, there were 391 and 64 restricted stock units, which were not included in the computation of diluted earnings per share, because they were anti-dilutive. For the nine months ended September 30, 2026 and 2025, there were 992 and 95,769 restricted stock units, which were not included in the computation of diluted earnings per share, because they were anti-dilutive.
NOTE 9 - RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to certain directors, their related interests with which they are associated, and beneficial owners with more than 5% of any class of the Company’s voting securities. The balance of these loans outstanding and activity in related party loans for the three and nine months ended September 30, 2026 and 2025 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$24,342	$25,167	$24,443	$27,734
Closed	—	—	—	(1,553)
Repayments	(600)	(398)	(701)	(1,412)
Balance, end of period	$23,742	$24,769	$23,742	$24,769
Directors and related interests deposits at September 30, 2026 and December 31, 2025, amounted to approximately $26.6 million and $37.5 million, respectively.
The Company leases its Ramona branch office from a beneficial owner who holds more than 5% of the Company’s voting securities and is a former member of the Company’s Board of Directors under an operating lease expiring in 2027 on terms considered to be prevailing in the market at the time of the lease. Total lease expenses for the three and nine months ended September 30, 2026 and 2025 were $12 thousand and $34 thousand, respectively. Future minimum lease payments under the lease were $28 thousand and $62 thousand as of September 30, 2026 and December 31, 2025, respectively.
In April 2022, the holding company entered into an investment commitment of $2.0 million with the Castle Creek Launchpad Fund I (“Launchpad”). A director of the Company is a member of the Investment Committee for Launchpad. At September 30, 2026 and December 31, 2025, total capital contributions made to this investment were $1.7 million and $1.5 million, respectively.
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
The Company had the following outstanding financial commitments whose contractual amount represents potential credit risk at September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$852,148	$877,525
Letters of credit issued to customers	24,632	23,589
Commitments to contribute capital to other equity investments	6,459	7,859
	$883,239	$908,973
The Company entered into Supplemental Executive Retirement Plan (“SERP”) agreements to provide a 10-year benefit to certain key officers upon their retirement. Under these agreements, the annual benefits range from $20 thousand to $75 thousand. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for these agreements for the three and nine months ended September 30, 2026 was $180 thousand and $533 thousand, respectively. The expense incurred for these agreements for the three and nine months ended September 30, 2025 was $247 thousand and $741 thousand, respectively. The Company is a beneficiary of life insurance policies that have been purchased as a method of financing the obligated benefits under these agreements.
In the normal course of business, the Company is named or threatened to be named as a defendant in various legal actions. The ultimate outcome with respect to these legal matters and claims cannot be determined at this time and the Company believes that liability, if any, is not likely to be material to the consolidated balance sheets or consolidated statements of operations.
NOTE 11 - STOCK-BASED COMPENSATION PLAN
On May 27, 2026, at the Company’s 2026 Annual Meeting of Shareholders, shareholders approved the California BanCorp 2026 Omnibus Equity Incentive Plan (the “2026 Plan”), which authorizes the issuances of up to 1,600,000 shares of common stock. Effective May 27, 2026, no additional awards were granted under the California BanCorp 2019 Omnibus Equity Incentive Plan, formerly known as Southern California Bancorp 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). All awards outstanding under the 2019 Plan as of that date will remain in effect and continue to be governed by the terms, conditions and procedures set forth in the 2019 Plan and any applicable award agreements.
At September 30, 2026, the maximum number of shares authorized for issuance under the 2026 Plan was 1,600,000.
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
For the three and nine months ended September 30, 2026, total stock-based compensation cost related to stock options and restricted stock units was $1.4 million and $4.1 million, respectively. For the three and nine months ended September 30, 2025, total stock-based compensation cost related to stock options and restricted stock units was $1.5 million and $4.5 million, respectively.
Stock Options
As of September 30, 2026, there were $2 thousand of total unrecognized compensation costs related to the outstanding stock options.
There were 7,500 stock options exercised with an intrinsic value of $62 thousand during the three months ended September 30, 2026, and 3,500 stock options exercised during the three months ended September 30, 2025 with an intrinsic value of $27 thousand. Related tax benefits were $6 thousand for nonqualified stock option exercised for the three months ended September 30, 2026. Related tax benefits for the disqualifying disposition of ISO exercised were $8 thousand for the three months ended September 30, 2025.

There were 48,250 and 18,013 stock options exercised during the nine months ended September 30, 2026 and 2025, respectively. The intrinsic value of stock options exercised was approximately $486 thousand and $146 thousand for the nine months ended September 30, 2026 and 2025, respectively. There were $21 thousand for nonqualified stock options exercised and disqualifying disposition of incentive stock options (“ISOs”) exercised and $19 thousand related tax benefit for the disqualifying disposition of ISOs exercised for the nine months ended September 30, 2026 and 2025.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2026 and 2025.
A summary of changes in outstanding stock options during the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	78,125	$11.14	118,875	$9.98
Granted	—	$—	—	$—
Exercised	(7,500)	$12.96	(48,250)	$8.57
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	70,625	$10.95	70,625	$10.95	1.9	$735
Options exercisable	69,075	$10.95	69,075	$10.95	1.8	$718

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	122,375	$9.96	136,888	$9.64
Granted	—	$—	—	$—
Exercised	(3,500)	$8.96	(18,013)	$7.34
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	118,875	$9.98	118,875	$9.98	2.3	$796
Options exercisable	115,775	$9.96	115,775	$9.96	2.2	$778

Restricted Stock Units
A summary of the changes in outstanding unvested restricted stock units during the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	773,170	$16.75	713,905	$15.51
Granted	7,833	$21.09	357,363	$18.48
Vested	(68,973)	$15.44	(314,086)	$15.60
Forfeited	(3,797)	$16.49	(48,949)	$16.16
Unvested at end of period	708,233	$16.92	708,233	$16.92

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	964,750	$14.63	1,048,899	$14.73
Granted	3,642	$16.27	190,790	$15.60
Vested	(89,318)	$15.31	(349,770)	$15.54
Forfeited	(9,959)	$15.28	(20,804)	$16.05
Unvested at end of period	869,115	$14.56	869,115	$14.56

As of September 30, 2026, the Company did not have any outstanding unvested restricted stock units subject to various financial performance conditions.
As of September 30, 2026, there was $9.4 million of total unrecognized compensation expense related to the outstanding restricted stock units that will be recognized over the weighted-average period of 2.3 years. The total unrecognized compensation expense included $541 thousand related to the fair value of outstanding restricted stock units that were assumed in the merger with the predecessor California BanCorp, which will be recognized over the weighted-average vesting period of 2.1 years. The total grant date fair value of restricted stock units vested was $1.1 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, and $1.4 million and $5.4 million for the three and nine months ended September 30, 2025, respectively. Related tax expenses were approximately $102 thousand and $317 thousand for the three and nine months ended September 30, 2026, respectively, and approximately $6 thousand and $1 thousand for the three and nine months ended September 30, 2025, respectively.
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
Other Real Estate Owned (“OREO”): Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are initially recorded at the fair value, less costs to sell at the date of transfer. This amount becomes the property’s new basis. The fair value of OREO is generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs.
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
Borrowings: The fair values of the Company’s overnight borrowings from the Federal Home Loan Bank approximates their carrying value as the advances were recently borrowed at market rate. The fair value of fixed-rated term borrowings is estimated using a discounted cash flow through the remaining maturity dates based on the current borrowing rates for similar types of borrowing arrangements. The fair values of subordinated debt were based on rates currently available to the Company for debt with similar terms and remaining maturities.
Accrued Interest Payable: The fair value of accrued interest payable approximates their carrying amounts.
Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The estimated fair value hierarchy level and estimated fair value of financial instruments at September 30, 2026 and December 31, 2025, is summarized as follows:

		September 30, 2026		December 31, 2025
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial assets:
Cash and due from banks	Level 1	$41,559	$41,559	$52,013	$52,013
Fed funds and interest-bearing balances	Level 1	225,094	225,094	347,900	347,900
Debt securities available for sale	Level 1/2	318,897	318,897	234,890	234,890
Debt securities held to maturity	Level 2	52,673	45,680	52,936	49,308
Loans held for sale	Level 2	15,389	15,389	25,105	25,566
Loans held for investment, net	Level 3	3,114,816	3,085,956	2,999,539	3,000,768
Restricted stock, at cost	Level 2	30,976	30,976	30,932	30,932
Other equity securities(1)	Level 2	13,627	13,627	14,760	14,760
Accrued interest receivable	Level 2	11,943	11,943	11,115	11,115

Financial liabilities:
Deposits	Level 2	3,476,482	3,476,267	3,370,581	3,370,456
Borrowings	Level 2	—	—	33,832	34,149
Accrued interest payable	Level 2	257	257	679	679
(1) Other equity securities are reported in accrued interest receivable and other assets in the consolidated balance sheets.
Recurring fair value measurements
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value on a recurring basis at the periods indicated:

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$215,872	$—	$215,872
SBA securities	—	2,909	—	2,909
U.S. Treasury	2,411	—	—	2,411
U.S. Agency	—	1,704	—	1,704
Collateralized mortgage obligations	—	95,085	—	95,085
Taxable municipals	—	916	—	916
	$2,411	$316,486	$—	$318,897

	Recurring Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Securities available for sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$—	$161,016	$—	$161,016
SBA securities	—	3,816	—	3,816
U.S. Treasury	2,472	—	—	2,472
U.S. Agency	—	1,793	—	1,793
Collateralized mortgage obligations	—	64,855	—	64,855
Taxable municipals	—	938	—	938
	$2,472	$232,418	$—	$234,890
Nonrecurring fair value measurements
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles.
Collateral-dependent loans. For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. At September 30, 2026, the Company’s individual evaluated collateral-dependent loans were evaluated based on the estimated fair value of the underlying collateral from the Company’s internal reviews, including reviews of the most recent appraisals and the current sale market condition. There were $46 thousand partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and no related reserves were recorded during the three and nine months ended September 30, 2026.
Other real estate owned, net (“OREO”). Subsequent to foreclosure, it may be necessary to record nonrecurring fair value adjustments for declines in fair value of OREO. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025. There was OREO of $8.6 million as of September 30, 2026. OREO is presented net of an allowance, and there were no allowances as of September 30, 2026. At December 31, 2025, there was no OREO. Only individually evaluated collateral-dependent loans with a related ACL or a partial charge off are included in the following tables for purposes of fair value disclosures.

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Collateral dependent loans (1):
Construction and land	$4,627	$—	$—	$4,627
Total collateral dependent loans	$4,627	$—	$—	$4,627
Foreclosed assets:

		Fair Value Measurement Level
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned, net	$8,613	$—	$—	$8,613

December 31, 2025
Collateral dependent loans (1):
Construction and land	$13,908	$—	$—	$13,908
	$13,908	$—	$—	$13,908
(1) Collateral-dependent loans whose fair value is based upon appraisals.

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below as of September 30, 2026 and December 31, 2025.

	Asset Fair	Valuation	Unobservable	Range %
(dollars in thousands)	Value	Technique	Input	(Weighted Average)
September 30, 2026
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

NOTE 13 - SUBSEQUENT EVENTS
On November 5, 2026, the Company’s Board of Directors approved an increase in the number of shares of common stock by an additional 1,600,000 shares that may be repurchased pursuant to the Company’s stock repurchase program. As a result of this authorization, the Company is authorized to repurchase up to 3,200,000 shares of its common stock pursuant to the share repurchase program, up from the prior authorization of 1,600,000 shares.

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
Overview
California BanCorp is a California corporation incorporated on October 2, 2019, and headquartered in San Diego, California. On May 15, 2020, we completed a reorganization whereby California Bank of Commerce, N.A. became the wholly owned subsidiary of the Company. California Bank of Commerce, N.A. has a wholly owned subsidiary, BCAL OREO1, LLC, which was formed on February 14, 2024. BCAL OREO1, LLC is used for holding other real estate owned and other assets acquired by foreclosure. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank operates under a national charter and is regulated by the Office of Comptroller of the Currency (“OCC”).
We are a relationship-focused community bank and we offer a range of financial products and services to individuals, professionals, and small to medium-sized businesses through our 14 branch offices, including 12 commercial banking offices, serving California. On October 1, 2026, we opened a new loan production office in downtown San Francisco. We keep a steady focus on our solution-driven, relationship-based approach to banking, providing clients accessibility to decision makers and enhancing the value of our services through strong client partnerships. Our lending products consist primarily of construction and land development loans, real estate loans, C&I loans and consumer loans, and we are a Preferred SBA Lender. Our deposit products consist primarily of demand deposit, money market, and certificates of deposit. In addition, we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) networks. We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. We also provide treasury management services including online banking, cash vault, sweep accounts and lock box services.
Recent Developments
Market and Banking Industry Updates
At its September 15, 2026 meeting, the Federal Open Market Committee (“FOMC”) increased the federal funds target range to 3.75% to 4.00%, reaffirming its objective of maintaining ample reserves in the banking system. The FOMC noted that economic activity is expanding at a solid pace and while uncertainty remains elevated due to geopolitical developments, domestic spending has been resilient, productivity growth is strong, and capital investment is robust. Job gains have kept pace with the workforce, and the unemployment rate has changed little, while inflation remained above the Federal Reserve’s 2% target.
The Federal Reserve’s most recent guidance reflects a somewhat more cautious inflation outlook and a higher expected path for interest rates than earlier in the year. The Federal Reserve’s September 2026 Summary of Economic Projections showed median 2026 real GDP growth of 2.3%, unemployment of 4.1%, Personal Consumption Expenditures (“PCE”) inflation of 3.7%, and core PCE inflation of 3.4%. The median projected federal funds rate for year-end 2026 increased to 4.1%, up from 3.8% in June 2026 and 3.4% in March 2026, indicating that policymakers remain focused on persistent inflation pressures and expect monetary policy to remain restrictive for longer than previously anticipated.
Recent economic commentary from the Federal Reserve Bank of San Francisco noted that the U.S. economy continues to expand at a solid pace, supported by strong business investment in artificial intelligence infrastructure, technology equipment and software, while labor market conditions remain broadly balanced. The report noted that inflation remains above the Federal Reserve’s 2% target, driven primarily by elevated energy prices associated with the ongoing Middle East conflict and higher tariff-related costs. While economic growth has remained resilient, policymakers continue to view inflation risks as skewed to the upside, particularly if energy prices remain elevated for an extended period, which would push inflation further above the Federal Reserve’s 2% goal, although they have had limited impact on overall economic activity to date. The most recent PCE inflation report shows a 0.3% increase in PCE price index in August 2026 and 3.4% over 12 months, while core PCE inflation was 3.0% year over year, with inflation risks remaining mainly to the upside.
In California, the UCLA Anderson Forecast released in September 2026 indicates that California’s economy has remained resilient despite higher inflation, elevated interest rates, and a persistently soft labor market. California continues to exhibit stronger economic growth than the nation while underperforming on employment, with the unemployment rate at 5.1% in August 2026, approximately one percentage point above the national average. The forecast projects unemployment to average 5.2% in 2026, improving to 4.9% in 2027 and 4.4% in 2028. While the September 2026 outlook is modestly weaker than the June 2026 forecast due largely to ongoing energy market disruptions, economic conditions are expected to improve beginning in early 2027, with stronger growth anticipated through 2028.
Overall, the latest economic information supports continued caution in the outlook. Economic growth has remained resilient, supported in part by strong AI-related business investment, while California continues to face elevated energy costs and a relatively weak labor market. Inflation remains above the Federal Reserve’s 2% target, with uncertainty driven by elevated energy prices, tariffs, geopolitical developments, and other supply-related pressures. These conditions have increased uncertainty regarding the path of inflation and interest rates and could weigh on economic activity. Management has not observed a material impact on client operations from these events to date, but continues to monitor evolving conditions, including their potential effects on borrower cash flows, collateral values, interest-rate sensitivity, and broader credit risk.
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
We have a strong consolidated balance sheet with diversified deposit and loan portfolios, with very little sector or individual customer concentration, other than our CRE concentration. Our relationship-based business banking model is founded on strong, ongoing relationships with our commercial clients, which represent a broad variety of industries. We have no meaningful exposure to cryptocurrency or digital asset businesses, venture capital-backed companies, leveraged lending, subprime consumer lending, or other higher-risk or highly volatile industries, our accumulated other comprehensive loss on our available-for-sale debt securities is manageable, and our capital position is strong.
Per the regulatory definition of commercial real estate, at September 30, 2026, our concentration of such loans represented 505% of our Bank’s total risk-based capital. In addition, at September 30, 2026, total loans secured by commercial real estate under construction and land development represented 32% of our total risk-based capital. The non-performing loans for these segments per the regulatory definition of commercial real estate loans at September 30, 2026 were $5.3 million and there were $118 thousand net charge-offs during the nine months ended September 30, 2026. At September 30, 2026, there was $8.6 million of OREO.
Given the nature of our commercial banking business, approximately 51% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2026.
We strategically manage an investment portfolio focused on high-quality, resilient securities. At September 30, 2026, the amortized cost of our held-to-maturity debt securities was $52.7 million, or approximately 1.3% of total assets. The fair value of our available-for-sale debt securities was $318.9 million, or approximately 7.8% of total assets. The 10-Year Treasury yield was approximately 5.3% at September 30, 2026, compared to 4.2% at December 31, 2025. The increase in the 10-Year Treasury yield in 2026 resulted in higher net unrealized losses on our debt securities at September 30, 2026. At September 30, 2026, our accumulated other comprehensive loss, net of taxes, increased to $17.1 million, compared to $1.6 million at December 31, 2025. The increase also reflected $128.5 million of available-for-sale debt securities purchased during 2026, which had associated accumulated other comprehensive losses, net of tax, of $5.9 million at September 30, 2026. If we realized all of our unrealized losses on both held-to-maturity and available-for-sale debt securities, our losses, net of taxes would be $22.0 million at September 30, 2026. The results of our stress testing on our debt securities portfolio at September 30, 2026, illustrated that our losses, net of taxes on both held-to-maturity and available-for-sale debt securities would increase to $68.0 million in a 300 basis point rate increase shock scenario. If we realized all of these unrealized losses, the Bank would continue to exceed all regulatory capital requirements necessary to be considered well capitalized.

Critical Accounting Policies and Estimates
We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II – Item 8. Financial Statements and Supplementary Data included in our 2025 Annual Report on Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2026, except for the addition of a policy for transferable tax credits, as described in Note 1 of the Notes to Consolidated Financial Statements included in Part I – Item 1, Financial Statements of this Form 10-Q.

Financial Highlights
The following table sets forth certain of our financial highlights as of and for each of the periods presented. This data should be read in conjunction with our consolidated financial statements and related notes included herein at Part I - Financial Information, Item 1 - Financial Statements of this filing.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands except share and per share data)	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
EARNINGS
Net interest income	$44,144	$43,354	$42,515	$129,582	$126,187
Provision for (reversal of) credit losses	$3,215	$714	$(15)	$3,548	$(4,425)
Noninterest income	$1,902	$1,551	$2,668	$5,590	$8,090
Noninterest expense	$24,403	$24,346	$23,382	$74,261	$73,135
Income tax expense	$4,412	$5,545	$6,132	$15,256	$18,931
Net income	$14,016	$14,300	$15,684	$42,107	$46,636
Pre-tax pre-provision (1)	$21,643	$20,559	$21,801	$60,911	$61,142
Diluted earnings per share	$0.43	$0.44	$0.48	$1.30	$1.42
Ending shares outstanding	31,952,352	32,110,117	32,443,056	31,952,352	32,443,056

	Three Months Ended			Nine Months Ended September 30,
($ in thousands except share and per share data)	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
PERFORMANCE RATIOS
Return on average assets	1.35%	1.43%	1.54%	1.38%	1.57%
Return on average common equity	9.45%	9.84%	11.24%	9.64%	11.61%
Yield on loans	6.29%	6.34%	6.50%	6.26%	6.56%
Yield on earning assets	5.88%	5.97%	6.08%	5.86%	6.18%
Cost of deposits	1.33%	1.31%	1.59%	1.31%	1.59%
Cost of funds	1.39%	1.38%	1.69%	1.38%	1.71%
Net interest margin	4.61%	4.71%	4.52%	4.60%	4.59%
Efficiency ratio(1)	53.0%	54.2%	51.7%	54.9%	54.5%
Net charge-offs to average loans held-for-investment	(0.59)%	(0.03)%	(0.01)%	(0.21)%	(0.25)%

				September 30, 2026	December 31, 2025
CAPITAL
Tangible equity to tangible assets(1)				11.42%	11.45%
Book value (BV) per common share				$18.19	$17.79
Tangible BV per common share(1)				$14.22	$13.79
ASSET QUALITY
Allowance for credit losses - loans (ALL)				$33,723	$34,348
Reserve for unfunded loan commitments				1,753	2,105
Allowance for credit losses (ACL)				$35,476	$36,453
ALL to nonperforming loans				361.5%	213.5%
ALL to total loans held for investment				1.07%	1.13%
ACL to total loans held for investment				1.13%	1.20%
30-89 days past due, excluding nonaccrual loans				$80	$14,735
90 days or more past due, excluding nonaccrual loans				$—	$—
Special mention loans				$40,254	$72,407
Special mention loans to total loans held for investment				1.28%	2.39%
Substandard loans				$58,676	$60,681
Substandard loans to total loans held for investment				1.86%	2.00%
Nonperforming loans				$9,329	$16,086
Nonperforming loans to total loans held for investment				0.30%	0.53%
Other real estate owned				$8,613	$—
Nonperforming assets				$17,942	$16,086
Nonperforming assets to total assets				0.44%	0.40%
END OF PERIOD BALANCES
Total loans, including loans held for sale				$3,163,928	$3,058,992
Total assets				$4,105,696	$4,033,386
Deposits				$3,476,482	$3,370,581
Loans to deposits				91.0%	90.8%
Shareholders' equity				$581,354	$576,586
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
(3) Average tangible common equity is computed by subtracting average goodwill and average core intangible assets (“net average intangible assets”), from average shareholders’ equity.
(4) Return on average tangible common equity is computed by dividing net income by average tangible common equity.
(5) Tangible common equity and tangible assets are computed by subtracting goodwill and core intangible assets, net, from total shareholders’ equity and total assets, respectively.
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

The following tables present a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Efficiency Ratio
Noninterest expense	$24,403	$24,346	$23,382	$74,261	$73,135

Net interest income	44,144	43,354	42,515	129,582	126,187
Noninterest income	1,902	1,551	2,668	5,590	8,090
Total net interest income and noninterest income	$46,046	$44,905	$45,183	$135,172	$134,277
(1) Efficiency ratio (non-GAAP)	53.0%	54.2%	51.7%	54.9%	54.5%

Pre-tax Pre-provision Income
Net interest income	$44,144	$43,354	$42,515	$129,582	$126,187
Noninterest income	1,902	1,551	2,668	5,590	8,090
Total net interest income and noninterest income	46,046	44,905	45,183	135,172	134,277
Less: Noninterest expense	24,403	24,346	23,382	74,261	73,135
(2) Pre-tax pre-provision income (non-GAAP)	$21,643	$20,559	$21,801	$60,911	$61,142

Return on Average Assets, Equity, and Tangible Equity
Net income	$14,016	$14,300	$15,684	$42,107	$46,636

Average assets	$4,107,632	$3,997,252	$4,041,872	$4,073,102	$3,982,375
Average shareholders’ equity	588,132	582,699	553,543	584,030	536,949
Less: Average intangible assets	127,406	128,203	130,825	128,195	132,321
(3) Average tangible common equity (non-GAAP)	$460,726	$454,496	$422,718	$455,835	$404,628

Return on average assets	1.35%	1.43%	1.54%	1.38%	1.57%
Return on average equity	9.45%	9.84%	11.24%	9.64%	11.61%
(4) Return on average tangible common equity (non-GAAP)	12.07%	12.62%	14.72%	12.35%	15.41%

(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Tangible Common Equity Ratio/Tangible Book Value Per Share
Shareholders’ equity	$581,354	$576,586
Less: Intangible assets	127,038	129,414
(5) Tangible common equity (non-GAAP)	$454,316	$447,172

Total assets	$4,105,696	$4,033,386
Less: Intangible assets	127,038	129,414
(5) Tangible assets (non-GAAP)	$3,978,658	$3,903,972

Equity to asset ratio	14.16%	14.30%
(6) Tangible common equity to tangible asset ratio (non-GAAP)	11.42%	11.45%
Book value per share	$18.19	$17.79
(7) Tangible book value per share (non-GAAP)	$14.22	$13.79
Shares outstanding	31,952,352	32,418,182

Results of Operations
Net Income
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Net income for the third quarter of 2026 was $14.0 million, or $0.43 per diluted share, compared with $14.3 million, or $0.44 per diluted share in the second quarter of 2026. Pre-tax, pre-provision income for the third quarter was $21.6 million, an increase of $1.1 million from the prior quarter. The $284 thousand decrease in net income and $0.01 decrease in diluted earnings per share were largely driven by a $2.5 million increase in provision for credit losses and higher noninterest expense of $57 thousand, partially offset by a $790 thousand increase in net interest income and a $351 thousand increase in noninterest income, and a $1.1 million decrease in income taxes.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net income for the three months ended September 30, 2026 was $14.0 million, or $0.43 per diluted share, compared with $15.7 million, or $0.48 per diluted share for the same 2025 period. Pre-tax, pre-provision income for the third quarter of 2026 was $21.6 million, a decrease of $158 thousand from the same 2025 period. The $1.7 million decrease in net income and $0.05 decrease in diluted earnings per share were primarily driven by a $3.2 million increase in the provision for credit losses, $1.0 million increase in noninterest expense and $766 thousand decrease in the noninterest income, partially offset by a $1.6 million increase in the net interest income and a $1.7 million decrease in income taxes.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net income for the nine months ended September 30, 2026 was $42.1 million, or $1.30 per diluted share, compared to $46.6 million, or $1.42 per diluted share for the same 2025 period. Pre-tax, pre-provision income for the nine months ended September 30, 2026 was $60.9 million, a decrease of $231 thousand compared to pre-tax, pre-provision income for the nine months ended September 30, 2025. The $4.5 million decrease in net income and $0.12 decrease in diluted earnings per share from the same 2025 period were primarily due to an $8.0 million increase in the provision for credit losses, a $2.5 million decrease in noninterest income and a $1.1 million increase in noninterest expense, partially offset by a $3.4 million increase in net interest income and a $3.7 million decrease in income taxes.

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

	Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,105,177	$49,207	6.29%	$3,037,033	$47,970	6.34%	$2,974,224	$48,721	6.50%
Taxable debt securities	308,549	3,641	4.68%	306,837	3,528	4.61%	191,922	2,142	4.43%
Tax-exempt debt securities (2)	52,174	297	2.86%	52,262	297	2.89%	53,092	302	2.86%
Deposits in other financial institutions	281,944	2,620	3.69%	230,941	2,123	3.69%	452,615	5,101	4.47%
Fed funds sold/resale agreements	18,517	178	3.81%	30,700	301	3.93%	29,575	315	4.23%
Restricted stock investments and other bank stock	31,782	360	4.49%	31,759	713	9.00%	31,702	607	7.60%
Total interest-earning assets	3,798,143	56,303	5.88%	3,689,532	54,932	5.97%	3,733,130	57,188	6.08%
Total noninterest-earning assets	309,489			307,720			308,742
Total assets	$4,107,632			$3,997,252			$4,041,872

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$905,910	$3,820	1.67%	$838,323	$3,543	1.70%	$862,250	$4,172	1.92%
Money market and savings accounts	1,210,132	7,018	2.30%	1,176,250	6,562	2.24%	1,194,541	7,987	2.65%
Time deposits	90,920	727	3.17%	96,848	778	3.22%	151,633	1,402	3.67%
Total interest-bearing deposits	2,206,962	11,565	2.08%	2,111,421	10,883	2.07%	2,208,424	13,561	2.44%
Borrowings:
FHLB advances and Federal Reserve Discount Window borrowings	28	—	—%	—	—	—%	—	—	—%
Subordinated debt	23,454	594	10.05%	34,421	695	8.10%	52,952	1,112	8.33%
Total borrowings	23,482	594	10.04%	34,421	695	8.10%	52,952	1,112	8.33%
Total interest-bearing liabilities	2,230,444	12,159	2.16%	2,145,842	11,578	2.16%	2,261,376	14,673	2.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,241,391			1,224,016			1,183,313
Other liabilities	47,665			44,695			43,640
Shareholders’ equity	588,132			582,699			553,543
Total Liabilities and Shareholders’ Equity	$4,107,632			$3,997,252			$4,041,872
Net interest spread			3.72%			3.81%			3.51%
Net interest income and margin(4)		$44,144	4.61%		$43,354	4.71%		$42,515	4.52%
Cost of deposits(5)	$3,448,353	$11,565	1.33%	$3,335,437	$10,883	1.31%	$3,391,737	$13,561	1.59%
Cost of funds(6)	$3,471,835	$12,159	1.39%	$3,369,858	$11,578	1.38%	$3,444,689	$14,673	1.69%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $3.9 million, $3.9 million and $5.2 million for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 36.00%, 36.70% and 34.89% of average total deposits for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively.
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

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost
Assets	($ in thousands)
Interest-earning assets:
Total loans(1)	$3,052,202	$142,805	6.26%	$3,024,919	$148,487	6.56%
Taxable debt securities	291,099	9,947	4.57%	165,512	5,417	4.38%
Tax-exempt debt securities (2)	52,261	892	2.89%	53,349	911	2.89%
Deposits in other financial institutions	312,707	8,586	3.67%	355,431	11,839	4.45%
Fed funds sold/resale agreements	27,957	779	3.73%	41,849	1,380	4.41%
Restricted stock investments and other bank stock	31,766	2,011	8.46%	31,677	1,765	7.45%
Total interest-earning assets	3,767,992	165,020	5.86%	3,672,737	169,799	6.18%
Total noninterest-earning assets	305,110			309,638
Total assets	$4,073,102			$3,982,375

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing NOW accounts	$887,990	$10,725	1.61%	$787,614	$11,204	1.90%
Money market and savings accounts	1,198,372	20,277	2.26%	1,168,715	23,461	2.68%
Time deposits	100,893	2,448	3.24%	174,529	5,015	3.84%
Total interest-bearing deposits	2,187,255	33,450	2.04%	2,130,858	39,680	2.49%
Borrowings:
FHLB advances and Federal Reserve Discount Window borrowings	119	3	3.67%	—	—	—%
Subordinated debt	30,599	1,985	8.67%	63,317	3,932	8.30%
Total borrowings	30,718	1,988	8.65%	63,317	3,932	8.30%
Total interest-bearing liabilities	2,217,973	35,438	2.14%	2,194,175	43,612	2.66%
Noninterest-bearing liabilities:
Noninterest-bearing deposits (3)	1,223,755			1,206,063
Other liabilities	47,344			45,188
Shareholders’ equity	584,030			536,949
Total Liabilities and Shareholders’ Equity	$4,073,102			$3,982,375
Net interest spread			3.72%			3.52%
Net interest income and margin (4)		$129,582	4.60%		$126,187	4.59%
Cost of deposits (5)	$3,411,010	$33,450	1.31%	$3,336,921	$39,680	1.59%
Cost of funds (6)	$3,441,728	$35,438	1.38%	$3,400,238	$43,612	1.71%
(1)Total loans are net of deferred loan origination fees/costs and discounts/premiums, and include average balances of loans held for sale and nonperforming loans. Interest income includes accretion of net deferred loan fees and net discounts on acquired loans of $11.8 million and $16.9 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Tax-exempt debt securities yields are presented on a tax equivalent basis using a 21% tax rate.
(3)Average noninterest-bearing deposits represent 35.88%, and 36.14% of average total deposits for the nine months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30, 2026 vs. June 30, 2026			Three Months Ended September 30, 2026 vs. September 30, 2025			Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:	($ in thousands)
Total loans	$1,609	$(372)	$1,237	$2,106	$(1,620)	$486	$1,334	$(7,016)	$(5,682)
Taxable debt securities	59	54	113	1,370	129	1,499	4,280	250	4,530
Tax-exempt debt securities	4	(4)	—	(5)	—	(5)	(18)	(1)	(19)
Deposits in other financial institutions	497	—	497	(1,752)	(729)	(2,481)	(1,391)	(1,862)	(3,253)
Fed fund sold/resale agreements	(114)	(9)	(123)	(109)	(28)	(137)	(410)	(191)	(601)
Restricted stock investments and other bank stock	8	(361)	(353)	2	(249)	(247)	5	241	246
Total interest-earning assets	2,063	(692)	1,371	1,612	(2,497)	(885)	3,800	(8,579)	(4,779)

Interest-bearing liabilities:
Interest-bearing NOW accounts	324	(47)	277	204	(556)	(352)	1,329	(1,808)	(479)
Money market and savings accounts	266	190	456	103	(1,072)	(969)	582	(3,766)	(3,184)
Time deposits	(39)	(12)	(51)	(481)	(194)	(675)	(1,724)	(843)	(2,567)
Total interest-bearing deposits	551	131	682	(174)	(1,822)	(1,996)	187	(6,417)	(6,230)
Borrowings:
FHLB advances and Federal Reserve Discount Window borrowings	—	—	—	—	—	—	3	—	3
Subordinated debt	(247)	146	(101)	(712)	194	(518)	(2,115)	168	(1,947)
Total borrowings	(247)	146	(101)	(712)	194	(518)	(2,112)	168	(1,944)
Total interest-bearing liabilities	304	277	581	(886)	(1,628)	(2,514)	(1,925)	(6,249)	(8,174)
Net interest income	$1,759	$(969)	$790	$2,498	$(869)	$1,629	$5,725	$(2,330)	$3,395

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Net interest income for the third quarter of 2026 was $44.1 million, compared with $43.4 million in the prior quarter. The increase in net interest income was primarily due to a $1.4 million increase in total interest and dividend income, partially offset by a $581 thousand increase in total interest expense in the third quarter of 2026, as compared with the prior quarter. The increase in net interest income was also impacted by one additional day in the current quarter than the prior quarter.

During the third quarter of 2026, total interest income increased by $1.4 million. The increase was primarily driven by a $1.2 million increase in total loan interest income, which included a decrease of $18 thousand in accretion from the net purchase accounting discounts on acquired loans and $366 thousand reversals of interest income on loans placed on nonaccrual. In addition, total debt securities income increased $113 thousand and interest income from deposits in other financial institutions increased $497 thousand. These increases were partially offset by a decrease of $353 thousand in dividend income from restricted stock investments and other bank stock and a decrease of $123 thousand in interest income from Fed funds sold/resale agreements. The increase in interest income was mainly due to the growth in average interest-earning assets, partially offset by a decline of 9 basis points in the yield on average total interest-earning assets, as a result of changes in asset mix, and reversals of interest associated with nonaccrual loans. Average interest-earning assets were positively impacted by increases in average total loans of $68.1 million, average total debt securities of $1.6 million and average deposits in other financial institutions of $51.0 million, partially offset by a decrease in average Fed funds sold/resale agreements of $12.2 million. The increase in interest expense for the third quarter of 2026 was primarily due to a $682 thousand increase in interest expense on average total interest-bearing deposits, the result of higher average total interest-bearing deposits of $95.5 million, partially offset by a $101 thousand decrease in borrowing expense resulting from the redemption of the $35 million subordinated debt on September 1, 2026.

Net interest margin for the third quarter of 2026 was 4.61%, compared with 4.71% in the prior quarter. The decrease in the net interest margin of 10 basis points was primarily driven by a decline of 9 basis points in the total interest-earning assets yield, coupled with an increase of 1 basis point in the cost of funds. The yield on total average interest-earning assets in the third quarter of 2026 was 5.88%, compared with 5.97% in the prior quarter. The yield on average total loans in the third quarter of 2026 was 6.29%, a decrease of 5 basis points from 6.34% in the prior quarter. The yield on average total loans in the third quarter of 2026 included the impact of the nonaccrual interest reversals noted above, which decreased the overall loan yield by 5 basis points. This compares to an increase of 7 basis points in overall total loan yield in the prior quarter from cash interest collection on the payoff of two nonaccrual loans, net of interest reversals on loans placed on nonaccrual. Accretion income from the net purchase accounting discounts on acquired loans was $3.3 million, increasing the yield on average total loans by 42 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased interest expense by $389 thousand, the combination of which increased the net interest margin by 31 basis points in the third quarter of 2026. In the prior quarter, accretion income from the net purchase accounting discounts on acquired loans was $3.3 million, increasing the yield on average total loans by 44 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $389 thousand, the combination of which increased the net interest margin by 32 basis points.

Cost of funds for the third quarter of 2026 was 1.39%, an increase of 1 basis point from 1.38% in the prior quarter. The increase was a result of an increase of 1 basis point in the cost of average total interest-bearing deposits, driven primarily by changes in the Company’s deposit mix and increased competition for deposits, driving market deposit rates upward in the third quarter of 2026. The amortization expense of $389 thousand from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium contributed 4 basis points to the cost of funds. Average noninterest-bearing demand deposits increased $17.4 million to $1.24 billion and represented 36.0% of total average deposits for the third quarter of 2026, compared with $1.22 billion and 36.7%, respectively, in the prior quarter; average interest-bearing deposits increased $95.5 million to $2.21 billion during the third quarter of 2026. The total cost of deposits in the third quarter of 2026 was 1.33%, compared with 1.31% in the prior quarter.

Average total borrowings decreased $10.9 million to $23.5 million in the third quarter of 2026, primarily due to the redemption of the $35.0 million subordinated debt in September 2026. The average cost of total borrowings was 10.04% for the third quarter of 2026, up from 8.10% in the prior quarter. The increase in cost of total borrowings during the quarter was primarily the result of amortization of the remaining fair value adjustment associated with the redemption of the subordinated debt.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net interest income for the three months ended September 30, 2026 was $44.1 million, compared with $42.5 million for the three months ended September 30, 2025. The increase in net interest income for the three months ended September 30, 2026 was primarily due to a $1.5 million increase in interest on debt securities, $486 thousand increase in total loan interest income and $2.5 million decrease in total interest expense, partially offset by a $2.9 million decrease in interest and dividend income from other financial institutions.
Comparing to the same 2025 period, total interest income decreased by $885 thousand. The decrease was primarily driven by a $2.9 million decrease in interest and dividend income from other financial institutions, partially offset by a $486 thousand increase in loan interest income, which included a decrease of $1.1 million in accretion from the net purchase accounting discounts on acquired loans, and a $1.5 million increase in interest income on debt securities. The decrease in interest income was mainly due to a 20 basis point decrease in the yield on average total interest-earning assets, coupled with decreases in the average deposits in other financial institutions of $170.7 million and average Fed funds sold/resale agreements of $11.1 million, partially offset by increases in average total debt securities of $115.7 million and average total loans of $131.0 million. The decrease in interest expense for the three months ended September 30, 2026 was primarily due to a $2.0 million decrease in interest expense on total interest-bearing deposits, coupled with a $518 thousand decrease in interest expense on total borrowings.
Net interest margin for the three months ended September 30, 2026 was 4.61%, compared with 4.52% for the same 2025 period. The expansion of the net interest margin by 9 basis points was primarily driven by a 30 basis point decrease in the cost of funds, partially offset by the 20 basis points decrease in the total average interest-earning assets yield resulting from lower accretion income from the net purchase accounting discounts on acquired loans, lower market interest rates in 2025 through mid-September 2026 and a change in our average interest-earning asset mix. The Federal Reserve’s reductions to the federal funds target rate by 75 basis points in the second half of 2025 resulted in lower interest income earned on deposits in other financial institutions, Fed fund sold/resale agreements, and loans, coupled with the decline in the accretion income from the net purchase accounting discounts on acquired loans, partially offset by the downward repricing of interest-bearing deposits consistent with market rates, resulting in lower interest expense on interest-bearing deposits for the three months ended September 30, 2026. In addition, the redemptions of subordinated debt in June 2025, September 2025 and September 2026, resulted in lower interest expense on total borrowings for the three months ended September 30, 2026 compared to the same 2025 period.
The yield on total average earning assets during the three months ended September 30, 2026 was 5.88%, compared with 6.08% for the same 2025 period. The yield on average loans decreased 21 basis points to 6.29% from 6.50% year over year. The yield on total debt securities increased to 4.42% from 4.09% for the same 2025 period. Accretion income from the net purchase accounting discounts on acquired loans was $3.3 million, increasing the yield on average total loans by 42 basis points; the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium increased the interest expense by $389 thousand, the combination of which increased the net interest margin by 31 basis points in the third quarter of 2026. For the three months ended September 30, 2025, accretion income from the net purchase accounting discounts on acquired loans was $4.5 million and the amortization expense impact on interest expense was $559 thousand, the combination of which increased the net interest margin by 41 basis points.
During the three months ended September 30, 2026, total interest expense decreased by $2.5 million to $12.2 million, comprised primarily of a $2.0 million decrease in interest expense on average interest-bearing deposits primarily due to a decrease in the cost of interest-bearing deposits resulting from our deposit repricing strategy and the ongoing reduction of high cost brokered deposits, partially offset by the increase in average interest-bearing deposits between periods.
Total cost of funds for the three months ended September 30, 2026 was 1.39%, a decrease of 30 basis points from 1.69% for the same 2025 period. The decrease was primarily driven by a 36 basis point decrease in the average cost of interest-bearing deposits, coupled with an increase in average noninterest-bearing deposits, partially offset by an increase of 171 basis points in the cost of total borrowings. Average noninterest-bearing demand deposits increased $58.1 million to $1.24 billion and represented 36.0% of total average deposits for the three months ended September 30, 2026, compared with $1.18 billion and 34.9%, respectively, for the same 2025 period; average interest-bearing deposits decreased $1.5 million to $2.21 billion during the three months ended September 30, 2026. The total cost of deposits for the three months ended September 30, 2026 was 1.33%, down 26 basis points from 1.59% for the same 2025 period.
Average total borrowings decreased $29.5 million to $23.5 million for the three months ended September 30, 2026 resulting from a decrease of $29.5 million in average subordinated debt from the redemption of $18 million and $20 million subordinated debt in the second quarter and third quarter of 2025, and $35 million subordinated debt in the third quarter of 2026. The average cost of total borrowings was 10.04% for the three months ended September 30, 2026, a 171 basis point increase from 8.33% for the same 2025 period. The increase was primarily attributable to the amortization of the remaining fair value adjustment associated with the redemption of the subordinated debt on September 1, 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net interest income for the nine months ended September 30, 2026 was $129.6 million, compared to $126.2 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to an $8.2 million decrease in total interest expense, partially offset by a $4.8 million decrease in total interest income.
During the nine months ended September 30, 2026, total interest income decreased by $4.8 million. The decrease was primarily driven by a $5.7 million decrease in loan interest income, which included a $5.4 million decrease in accretion income from the net purchase accounting discounts on acquired loans, coupled with a $3.6 million decrease in interest and dividends from other financial institutions. These decreases were partially offset by a $4.5 million increase in interest income on debt securities resulting from higher average taxable debt securities balance of $125.6 million and yield of 19 basis points. In addition, interest income for the nine months ended September 30, 2026 was negatively impacted by lower market interest rates due to interest rate cuts in late 2025. There was a 32 basis point decrease in yield on the total average interest-earning assets, partially offset by higher total average interest-earning assets balances for the nine months ended September 30, 2026 compared to the same 2025 period. Total average interest-earning assets increased $95.3 million, which included a $124.5 million increase in total average debt securities and a $27.3 million increase in average total loans, partially offset by a $42.7 million decrease in average deposits in other financial institutions and a $13.9 million decrease in average Fed funds sold/resale agreements.
During the nine months ended September 30, 2026, total interest expense decreased by $8.2 million to $35.4 million as compared to the same period in 2025, primarily due to the 45 basis point decrease in the cost of interest-bearing deposits resulting from changes in market interest rates and lower average borrowings of $32.6 million from the redemption of $35.0 million subordinated debt in September 2026 and the redemption of subordinated debt totaling $38.0 million in 2025, partially offset by higher average interest-bearing deposits of $56.4 million between periods.
Net interest margin for the nine months ended September 30, 2026 was 4.60%, compared with 4.59% for the nine months ended September 30, 2025. The increase was primarily related to a decrease of 33 basis points in cost of funds, partially offset by a decrease of 32 basis points in the average total interest-earning assets yield resulting from lower market interest rates and a change in our interest-earning asset mix. The yield on average total earning assets during the nine months ended September 30, 2026 was 5.86%, compared with 6.18% for the nine months ended September 30, 2025. The yield on average total loans during the nine months ended September 30, 2026 was 6.26%, a 30 basis point decrease from 6.56% for the nine months ended September 30,

2025. The cost of total interest-bearing liabilities during the nine months ended September 30, 2026 was 2.14%, a 52 basis point decrease from 2.66% for the same 2025 period. Accretion income from the net purchase accounting discounts on acquired loans was $9.9 million and the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium impact on interest expense was $1.2 million, the combination of which increased the net interest margin by 31 basis points for the nine months ended September 30, 2026. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 43 basis points for the nine months ended September 30, 2026. Accretion income from the net purchase accounting discounts on acquired loans was $15.3 million and the net amortization expense from the purchase accounting discounts on acquired subordinated debt and acquired time deposits premium impact on interest expense was $1.6 million, the combination of which increased the net interest margin by 50 basis points for the nine months ended September 30, 2025. Accretion income from the net purchase accounting discounts on acquired loans increased the yield on average total loans by 68 basis points for the nine months ended September 30, 2025.
Total cost of funds for the nine months ended September 30, 2026 was 1.38%, a decrease of 33 basis points from 1.71% for the nine months ended September 30, 2025. The decrease was primarily driven by a 45 basis point decrease in the cost of average total interest-bearing deposits, partially offset by an increase in average cost of total borrowings. Average noninterest-bearing demand deposits increased $17.7 million to $1.22 billion and represented 35.9% of total average deposits for the nine months ended September 30, 2026, compared with $1.21 billion and 36.1%, respectively, for the same 2025 period; average interest-bearing deposits increased $56.4 million to $2.19 billion during the nine months ended September 30, 2026. The total cost of deposits for the nine months ended September 30, 2026 was 1.31%, down 28 basis points from 1.59% for the same 2025 period.
Average total borrowings decreased $32.6 million to $30.7 million for the nine months ended September 30, 2026, resulting primarily from a $32.7 million decrease in average subordinated debt from the redemption of $35.0 million subordinated debt in September 2026 and the redemption of subordinated debt totaling $38.0 million in 2025. The average cost of total borrowings was 8.65% for the nine months ended September 30, 2026, a 35 basis point increase from 8.30% for the same 2025 period. The increase was primarily attributable to amortization of the remaining fair value adjustment associated with the redemption of the subordinated debt.

Provision for Credit Losses
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
The Company recorded a provision for credit losses of $3.2 million for the third quarter of 2026, compared with $714 thousand in the prior quarter. The provision for credit losses in the third quarter of 2026 was comprised of a $3.2 million provision for credit losses on loans held for investment, partially offset by a $16 thousand reversal of provision for credit losses for unfunded loan commitments. Total unfunded loan commitments decreased by $34.5 million to $862.4 million at September 30, 2026, compared to $896.9 million in unfunded loan commitments at June 30, 2026.

The provision for credit losses for loans held for investment in the third quarter of 2026 was $3.2 million, an increase of $2.2 million from $1.1 million in the prior quarter. The increase reflected $4.6 million in net charge-offs, primarily related to the full charge-off of two commercial and industrial loans, updates to the reasonable and supportable economic forecasts for California, revised scenario weighting assumptions, continued loan growth, and changes in portfolio composition, partially offset by a decline in accruing substandard and special mention loan balances and refinements to the qualitative factors. The Company’s management continues to monitor macroeconomic variables including changes in interest rates, uncertainty in the current economic environment, and elevated geopolitical risks related to ongoing conflicts in the Middle East. Management believes it has appropriately provisioned for the current environment.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
We recorded a provision for credit losses of $3.2 million for the three months ended September 30, 2026, compared to a reversal of credit losses of $15 thousand for the same 2025 period. The reversal of credit losses in the third quarter of 2025 included a $236 thousand reversal of credit losses for unfunded loan commitments related to the decrease in unfunded loan commitments during the third quarter of 2025, coupled with a decrease in average funding rates used to estimate the allowance for credit losses on unfunded commitments. Total unfunded loan commitments decreased by $16.6 million to $862.4 million at September 30, 2026, compared to $879.0 million in unfunded loan commitments at September 30, 2025.
The provision for credit losses for the loans held for investments of $221 thousand for the three months ended September 30, 2025 was driven primarily by changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, and an increase in the allowance for a collateral-dependent loan, partially offset by changes in the composition of the loans held for investment portfolio, and changes in qualitative factors.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
We recorded a provision for credit losses of $3.5 million for the nine months ended September 30, 2026, compared to a reversal of provision for credit losses of $4.4 million for the same 2025 period. Total net charge-offs were $4.7 million in the nine months ended September 30, 2026, which consisted of $4.8 million of gross charge-offs, partially offset by $49 thousand of gross recoveries. The net charge-offs resulted from our continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans. The provision for credit losses in the nine months ended September 30, 2026 included a $352 thousand reversal of provision for credit losses for unfunded loan commitments primarily related to the decreases in the loss rates used to estimate the allowance for credit losses on unfunded commitments during the nine months ended September 30, 2026, coupled with the decrease in unfunded loan commitments of $24.0 million to $862.4 million at September 30, 2026 from $886.4 million at December 31, 2025.
The provision for credit losses for loans held for investment in the nine months ended September 30, 2026 was $3.9 million, compared with a reversal of provision for credit losses of $3.6 million in the same 2025 period. The increase reflected updates to the reasonable and supportable economic forecasts for California, continued loan growth, and changes in portfolio composition and scenario weighting, partially offset by refinements to the qualitative factors, changes in the reasonable and supportable forecast, primarily related to the economic outlook for California, and lower criticized loan balances.

We recorded a reversal of credit losses of $4.4 million for the nine months ended September 30, 2025. The reversal of credit losses for the nine months ended September 30, 2025 included a $3.6 million reversal of credit losses on loans held for investment and an $825 thousand reversal of credit losses for unfunded loan commitments. The reversal of provision for credit losses on loans held for investment for the nine months ended September 30, 2025 was primarily due a decrease in the balance of loans held for investment, changes in the composition of the loans held for investment portfolio, and changes in qualitative factors, partially offset by $5.6 million in net charge-offs, resulting from our continuing strategy to derisk the consolidated balance sheet by reducing our exposure to criticized loans, and changes in the reasonable and supportable forecast, primarily related to the economic outlook for California. The reversal of credit losses on unfunded loan commitments for the nine months ended September 30, 2025 was primarily due to the decreases in unfunded loan commitments and loss rates used to estimate the allowance for credit losses on unfunded commitments during the nine months ended September 30, 2025.

Noninterest Income
The following table sets forth the various components of our noninterest income for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service charges and fees on deposit accounts	$870	$827	$795	$2,508	$2,373
Interchange and ATM income	289	270	304	848	1,090
Gain on sale of loans	—	—	—	—	577
Income from bank-owned life insurance	501	496	883	1,515	1,849
Servicing and related income on loans, net	75	51	69	204	313
Other charges and fees (losses)	167	(93)	617	515	1,888
Total noninterest income	$1,902	$1,551	$2,668	$5,590	$8,090
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Total noninterest income was $1.9 million in the third quarter of 2026, an increase of $351 thousand compared with $1.6 million in the second quarter of 2026. Other charges and fees increased $260 thousand in the third quarter of 2026 due primarily to a $30 thousand loss from equity investments in the third quarter of 2026, compared to a loss from equity investments of $251 thousand in the prior quarter.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Total noninterest income was $1.9 million in the third quarter of 2026, a decrease of $766 thousand compared with $2.7 million in the third quarter of 2025. Bank owned life insurance income decreased $382 thousand primarily related to a death benefit recognized in the third quarter of 2025. No comparable death benefit income was recognized in the third quarter of 2026. Other charges and fees decreased $450 thousand due primarily to lower income from equity investments of $498 thousand between periods.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Total noninterest income during the nine months ended September 30, 2026 was $5.6 million, a decrease of $2.5 million compared to total noninterest income of $8.1 million for the same period in the prior year. The decrease was primarily the result of decreases of $334 thousand income from bank-owned life insurance, $1.4 million in other charges and fees due to lower income from equity investments, and $577 thousand in gain on sale of loans in 2025. We recorded a $100 thousand loss from our equity investments for the nine months ended September 30, 2026, compared to $1.4 million of income from our equity investments for the same 2025 period.
There was no gain on sale of loans during the nine months ended September 30, 2026, compared to $577 thousand for the same 2025 period. In the same 2025 period, we sold eight SBA 7(a) loans with a net carrying value of $9.0 million, resulting in a gain on sale of $577 thousand at an average premium of 6.44%.

Noninterest Expense
The following table sets forth the various components of our noninterest expense for the periods indicated:

	Three months ended			Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Salaries and employee benefits	$15,387	$15,544	$14,717	$47,481	$45,874
Occupancy and equipment	1,996	1,944	2,060	5,929	6,306
Data processing and communications	2,170	2,079	1,913	6,214	5,679
Legal, audit and professional	1,079	850	843	2,713	2,674
Regulatory assessments	519	544	508	1,590	1,775
Director and shareholder expenses	348	352	353	1,037	1,152
Intangible assets amortization	776	800	948	2,376	2,844
Other real estate owned expenses (income)	4	201	(10)	309	920
Other expenses	2,124	2,032	2,050	6,612	5,911
Total noninterest expense	$24,403	$24,346	$23,382	$74,261	$73,135
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Total noninterest expense for the third quarter of 2026 was $24.4 million, an increase of $57 thousand, compared with $24.3 million in the prior quarter. Salaries and employee benefits decreased $157 thousand during the third quarter of 2026 to $15.4 million primarily due to lower overall payroll tax and incentive accruals, partially offset by a decrease in loan origination costs deferred based on decreased loan origination activity. Legal, audit and professional expense increased $229 thousand during the third quarter of 2026. Other real estate owned expenses decreased $197 thousand in the third quarter of 2026 primarily from overall lower holding costs.

Efficiency ratio for the third quarter of 2026 was 53.0%, compared with 54.2% in the prior quarter.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Total noninterest expense during the three months ended September 30, 2026 was $24.4 million, an increase of $1.0 million compared with total noninterest expense of $23.4 million for the same 2025 period. The increase was primarily due to increases in salaries and benefits, data processing and communications, and legal, audit and professional costs, partially offset by lower intangible asset amortization.
Salaries and employee benefits were $15.4 million during the three months ended September 30, 2026, compared to $14.7 million for the same 2025 period. The $670 thousand increase in salaries and benefits was driven primarily by higher salaries and incentive compensation.
Data processing and communications expenses were $2.2 million during the three months ended September 30, 2026, compared to $1.9 million in the same 2025 period. The $257 thousand increase was due primarily to an increase in network and core system data processing expense.
Legal, audit and professional expenses were $1.1 million during the three months ended September 30, 2026, compared to $843 thousand for the same 2025 period. The $236 thousand increase was due primarily to higher legal-related costs.
Core deposit intangible amortization decreased $172 thousand during the three months ended September 30, 2026. The decrease in core deposit intangible amortization was primarily driven by lower amortization costs as acquired core deposit intangibles are amortized on an accelerated basis.
Our efficiency ratio for the three months ended September 30, 2026 was 53.0%, compared to 51.7% for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Total noninterest expense during the nine months ended September 30, 2026 was $74.3 million, an increase of $1.1 million compared with total noninterest expense of $73.1 million for the same 2025 period. The increase was due to increases in salaries and benefits, data processing and communications and other expenses, partially offset by decreases in various overhead expense categories and lower OREO expenses.
Salaries and employee benefits were $47.5 million during the nine months ended September 30, 2026, compared to $45.9 million during the prior year. The $1.6 million increase in salaries and benefits was driven primarily by higher headcount and related costs, partially offset by an increase in loan origination costs deferred based on increased loan origination activity. The average number of FTE employees for the nine months ended September 30, 2026 was 298 compared to 289 FTE employees for the same 2025 period.
Intangible asset amortization decreased $468 thousand during the nine months ended September 30, 2026. The decrease in amortization was primarily driven by lower amortization costs as acquired core deposit intangibles are amortized on an accelerated basis.
Other real estate expenses were $309 thousand during the nine months ended September 30, 2026, compared to $920 thousand for the same 2025 period. The $611 thousand decrease primarily relates to the 2025 period including an $862 thousand loss from the sale of OREO, compared to no sales of OREO for the nine months ended September 30, 2026, partially offset by higher OREO holding costs during the nine months ended September 30, 2026.
Other expenses were $6.6 million during the nine months ended September 30, 2026, compared to $5.9 million for the same 2025 period. The $701 thousand increase was due primarily to the increases in loan related expenses, customer service related expenses, travel and training expenses and valuation allowance on loans held for sale of $266 thousand.
Our efficiency ratio for the nine months ended September 30, 2026 and 2025 was 54.9% and 54.5%, respectively.
Income Taxes
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
In the third quarter of 2026, the Company’s income tax expense was $4.4 million, compared with $5.5 million for the second quarter of 2026. The effective rate was 23.9% for the third quarter of 2026 and 27.9% for the second quarter of 2026. The decrease in income tax expense and the effective tax rate for the third quarter of 2026 was primarily driven by a $725 thousand tax benefit recognized from tax credits purchased in the third quarter of 2026.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Income tax expense for the three months ended September 30, 2026 was $4.4 million, compared to $6.1 million for the same 2025 period. The effective rate was 23.9% during the three months ended September 30, 2026, compared to 28.1% for the same 2025 period. The decrease in the effective tax rate between periods was primarily attributable to the $725 thousand tax benefit recognized from tax credits purchased in the third quarter of 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Income tax expense for the nine months ended September 30, 2026 was $15.3 million, compared to income tax expense of $18.9 million for the same 2025 period. The effective rate was 26.6% during the nine months ended September 30, 2026, compared to 28.9% for the same 2025 period. The decrease in effective tax rate between periods was primarily due to the $725 thousand tax benefit recognized from tax credits purchased in the third quarter of 2026.
Financial Condition
Summary
Total assets at September 30, 2026 were $4.11 billion, an increase of $72.3 million or 1.8% from December 31, 2025. The increase in total assets from December 31, 2025 was primarily related to increases in available-for-sale debt securities of $84.0 million and loans, including loans held for sale, of $104.9 million, and accrued interest and other assets of $7.0 million, partially offset by decreases in cash and cash equivalents of $133.3 million and intangible assets of $2.4 million as compared to year-end.
Total liabilities were $3.52 billion at September 30, 2026, an increase of $67.5 million from $3.46 billion at December 31, 2025. The increase in total liabilities primarily related to a $105.9 million increase in total deposits, partially offset by a $33.8 million decrease in borrowings and a $5.0 million decrease in accrued interest and other liabilities as compared to year-end.
Shareholders’ equity was $581.4 million at September 30, 2026, an increase of $4.8 million from $576.6 million at December 31, 2025. The increase in shareholders’ equity was primarily driven by $42.1 million of net income, $4.1 million related to stock-based compensation activity, partially offset by a $15.5 million increase in net of tax unrealized losses on available-for-sale debt securities, the repurchase of common stock in settlement of restricted stock units of $2.0 million, common stock dividends of $10.4 million and the repurchase of common stock under the Company’s share repurchase program of $14.0 million during the nine months ended September 30, 2026.
Debt Securities
Our debt securities portfolio consists of both held-to-maturity and available-for-sale debt securities aggregating $371.6 million and $287.8 million at September 30, 2026 and December 31, 2025, respectively. The $83.7 million increase in debt securities was primarily related to purchases of available-for-sale securities totaling $128.5 million, partially offset by increases in net unrealized losses of $21.9 million, and paydowns. There were no maturities or calls of debt securities during the nine months ended September 30, 2026. Our held-to-maturity debt securities and available-for-sale debt securities represented 1.28% and 7.77%, respectively, of total assets at September 30, 2026, compared to 1.31% and 5.82%, respectively, at December 31, 2025.
During the nine months ended September 30, 2026, there were no transfers between held-to-maturity and available-for-sale debt securities.
At September 30, 2026 and December 31, 2025, available-for-sale debt securities with an amortized cost of $98.4 million and $27.6 million, respectively, were pledged to the Federal Reserve Bank (“Federal Reserve”) as collateral for secured public deposits and for other purposes as required by law or contract provisions, in addition to held-to-maturity debt securities with an amortized cost of $52.7 million and $52.9 million, respectively, pledged as collateral for a secured line of credit with the Federal Reserve. At September 30, 2026, we also pledged $14.0 million of available-for-sale debt securities to another financial institution to support the collateralization requirement against certain customers’ standby lines of credit.

Held-to-Maturity Debt Securities
The amortized cost of held-to-maturity debt securities and their approximate fair values at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2026
Taxable municipals	$555	$—	$(94)	$461
Tax exempt municipals	52,118	—	(6,899)	45,219
	$52,673	$—	$(6,993)	$45,680

December 31, 2025
Taxable municipals	$555	$—	$(63)	$492
Tax exempt municipals	52,381	—	(3,565)	48,816
	$52,936	$—	$(3,628)	$49,308
At September 30, 2026, we had 61 held-to-maturity debt securities with fair values totaling $45.7 million with gross unrecognized losses totaling $7.0 million, compared to 61 held-to-maturity debt securities with fair values totaling $49.3 million with gross unrecognized losses totaling $3.6 million at December 31, 2025. The effective duration of the held-to-maturity debt securities was 6.17 years and 5.94 years at September 30, 2026 and December 31, 2025, respectively. We have the intent and ability to hold the securities classified as held to maturity until they mature, at which time we will receive full value for the securities.
All held-to-maturity debt securities were municipal securities, and historically have had limited credit loss experience. At September 30, 2026 and December 31, 2025, the total fair value of taxable municipal and tax exempt bank-qualified municipal securities were $461 thousand and $492 thousand, respectively, and $45.2 million and $48.8 million, respectively. At September 30, 2026 and December 31, 2025, the total held-to-maturity debt securities rated AA and above was $42.7 million and $46.0 million, respectively, and rated AA- was $3.0 million and $3.3 million, respectively. Accordingly, we applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of September 30, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The amortized cost of available-for-sale debt securities and their approximate fair values at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$233,579	$21	$(17,728)	$215,872
SBA securities	2,956	8	(55)	2,909
U.S. Treasury	2,614	—	(203)	2,411
U.S. Agency	2,000	—	(296)	1,704
Collateralized mortgage obligations	100,993	—	(5,908)	95,085
Taxable municipals	1,005	1	(90)	916
	$343,147	$30	$(24,280)	$318,897

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$161,376	$2,041	$(2,401)	$161,016
SBA securities	3,862	8	(54)	3,816
U.S. Treasury	2,654	—	(182)	2,472
U.S. Agency	2,000	—	(207)	1,793
Collateralized mortgage obligations	66,293	457	(1,895)	64,855
Taxable municipals	1,006	—	(68)	938
	$237,191	$2,506	$(4,807)	$234,890
The estimated fair value of available-for-sale debt securities was $318.9 million at September 30, 2026, an increase of $84.0 million, from $234.9 million at December 31, 2025. The increase was primarily due to purchases of $128.5 million, partially offset by fair value market adjustments of $21.9 million, and principal reductions and amortization of discounts and premiums aggregating to $22.6 million.
At September 30, 2026, we had 155 available-for-sale debt securities in a gross unrealized loss position with an amortized cost basis and fair value of $340.3 million and $316.1 million, respectively, with pre-tax gross unrealized losses of $24.3 million, compared to 78 available-for-sale debt securities with an amortized cost basis and fair value of $121.9 million and $117.1 million, respectively with pre-tax gross unrealized holding losses of $4.8 million at December 31, 2025. The net of tax unrealized loss on available-for-sale debt securities is reflected in accumulated other comprehensive loss, net of tax. The effective duration of this portfolio was 5.36 years and 5.21 years at September 30, 2026 and December 31, 2025, respectively. We do not have the current intent to sell these available-for-sale debt securities with a fair value below amortized cost, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. As a result, we expect to recover the entire amortized cost basis of these securities.
When market interest rates increase, bond prices tend to decrease and, consequently, the fair value of our securities may also decrease. The 10-Year Treasury Bond was approximately 5.3% at the end of September 30, 2026, compared to 4.2% at December 31, 2025. The 10‑Year Treasury yield increased during the nine months ended September 30, 2026 due to a combination of inflation dynamics, interest‑rate expectations, and term‑premium pressures, rather than a signal of strong economic acceleration. The higher yield resulted in an increase in the net unrealized losses on our debt securities at September 30, 2026. The changes in the net unrealized losses on our available-for-sale debt securities would affect our total and tangible shareholders’ equity.
We determined that the unrealized losses related to each available-for-sale debt security at September 30, 2026 was primarily attributable to factors other than credit related, including general volatility in market conditions. Our available-for-sale debt securities consisted of U.S. Treasury, U.S. government and agency and government sponsored enterprise securities, and municipal securities. The municipal securities are obligated of state and local governments and other municipal entities and historically have had limited credit loss experience. In addition, we reviewed the credit rating of the municipal securities. At September 30, 2026 and December 31, 2025, the total fair value of taxable municipal debt securities was $916 thousand and $938 thousand, respectively. All of these available-for-sale municipal debt securities were rated AA and above at September 30, 2026 and December 31, 2025. Accordingly, we applied a zero credit loss assumption for these securities and no ACL was recorded as of September 30, 2026 and December 31, 2025.

The following table presents the amortized cost and weighted average yields using amortized cost of held-to-maturity debt securities as of September 30, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
Taxable municipals	$—	—%	$—	—%	$555	2.30%	$—	—%	$555	2.30%
Tax exempt municipals	—	—%	—	—%	46,544	2.25%	5,574	2.53%	52,118	2.28%
Total	$—	—%	$—	—%	$47,099	2.25%	$5,574	2.53%	$52,673	2.28%
The following table presents the fair value and weighted average yields using amortized cost of available-for-sale debt securities as of September 30, 2026, based on the contractual maturity dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available-for-sale:
U.S. government and agency and government sponsored enterprise securities:
Mortgage-backed securities	$88	5.53%	$5,185	1.55%	$7,762	2.70%	$202,837	4.68%	$215,872	4.54%
SBA securities	—	—%	1,877	4.71%	410	1.80%	622	3.26%	2,909	3.99%
U.S. Treasury	—	—%	2,411	0.94%	—	—%	—	—%	2,411	0.94%
U.S. Agency	—	—%	—	—%	1,704	2.05%	—	—%	1,704	2.05%
Collateralized mortgage obligations	—	—%	—	—%	6,559	4.83%	88,526	4.74%	95,085	4.75%
Taxable municipals	501	5.24%	—	—%	415	1.72%	—	—%	916	3.65%
Total	$589	5.28%	$9,473	1.97%	$16,850	3.36%	$291,985	4.70%	$318,897	4.55%

Loans Held for Sale
At September 30, 2026, the Company had loans held for sale totaling $15.4 million, consisting of consumer solar loans. At December 31, 2025, loans held for sale totaled $25.1 million, consisting of $7.8 million of SBA 7(a) loans and $17.3 million of consumer solar loans transferred from loans held for investment. The Company accounts for loans held for sale at the lower of carrying value or fair value. At September 30, 2026 and December 31, 2025, the fair value of loans held for sale totaled $15.4 million and $25.6 million, respectively. During the three and nine months ended September 30, 2026, the Company transferred zero and $7.4 million of SBA 7(a) loans from held for sale to held for investment at net amortized cost.
The Company recorded zero and $266 thousand in valuation reserves related to its consumer solar loans during the three and nine months ended September 30, 2026. There were no comparable valuation reserves for the three and nine months ended September 30, 2025.
Loans Held for Investment (“LHFI”)
The composition of our loans held for investment at September 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	September 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Construction and land development	$153,738	4.9%	$138,894	4.6%
Real estate - other:
1-4 family residential	136,063	4.3%	142,399	4.7%
Multifamily residential	295,172	9.4%	324,075	10.7%
Commercial real estate and other	1,925,968	61.2%	1,820,445	60.0%
Commercial and industrial	636,060	20.2%	605,859	20.0%
Consumer	1,538	—%	2,215	—%
Loans(1)	3,148,539	100.0%	3,033,887	100.0%
Allowance for loan losses	(33,723)		(34,348)
Net loans	$3,114,816		$2,999,539
(1) LHFI includes net unearned fees of $2.2 million and $2.8 million and net unearned discounts of $18.5 million and $31.3 million at September 30, 2026 and December 31, 2025, respectively. We recognized $11.8 million and $16.9 million in interest accretion of net deferred loan fees and net discounts on acquired loans for the nine months ended September 30, 2026 and 2025, respectively.
Total LHFI were $3.15 billion, or 76.7% of total assets, at September 30, 2026, an increase of $114.7 million from $3.03 billion, or 75.2% of total assets, at December 31, 2025. The increase during the nine months ended September 30, 2026 was partly attributable to organic loan growth, partially offset by our continuing derisking strategy through decreasing our criticized loans. During the nine months ended September 30, 2026, new loans totaled $585.6 million, consisting of $477.5 million of new loan fundings, $10.8 million of Community Reinvestment Act (“CRA”) eligible small business loan participation purchases to support the Company’s CRA strategy and small business lending objectives, and $97.3 million of short-term participation purchases in fully collateralized mortgage loans. Separately, advances on existing loans totaled $232.0 million. These increases were partially offset by loan payoffs and sold totaling $396.7 million, paydowns and other changes totaling $237.4 million, $4.8 million of charge-offs, and $62.8 million of short-term participation purchases in fully collateralized mortgage loans that were sold to approved third-party mortgage brokers or investors. In addition, the reduction included a net transfer of $1.2 million, which included $7.4 million of SBA 7(a) loans transferred from loans held for sale to LHFI at net amortized cost, net of an $8.6 million nonaccrual construction loan transferred to OREO, net.
LHFI secured by real estate, defined as construction and land development loans and real estate - other loans, increased by $85.1 million to $2.51 billion at September 30, 2026. The increase in LHFI secured by real estate was primarily driven by a $105.5 million increase in commercial real estate and other loans and a

$14.8 million increase in construction and land development loans, partially offset by a $6.3 million decrease in 1-4 family residential loans and $28.9 million decrease in multifamily residential loans.
Commercial and industrial loans were $636.1 million at September 30, 2026, an increase of $30.2 million from $605.9 million at December 31, 2025. Our commercial and industrial loan portfolio includes loans to non-depository financial institutions (“NDFIs”) totaling approximately $75.1 million at September 30, 2026, which included a $34.5 million outstanding balance of the aforementioned short-term participation purchases in fully collateralized mortgage loans, compared to $38.6 million in loans to NDFIs at December 31, 2025.
LHFI Maturities
The following table sets forth the amounts of gross LHFI, by maturity at September 30, 2026:

(dollars in thousands)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total
Construction and land development	$103,522	$45,601	$4,615	$—	$153,738
Real estate - other:
1-4 family residential	19,799	37,152	46,740	32,372	136,063
Multifamily residential	61,422	161,453	56,096	16,201	295,172
Commercial real estate and other	286,419	738,284	847,899	53,366	1,925,968
Commercial and industrial	366,783	203,586	65,686	5	636,060
Consumer	1,537	—	—	1	1,538
	$839,482	$1,186,076	$1,021,036	$101,945	$3,148,539

The following table sets forth the amounts of gross LHFI, due after one year, presented by fixed or floating interest rates at September 30, 2026:

(dollars in thousands)	Fixed Rate	Floating Rate	Total
Construction and land development	$8,645	$41,571	$50,216
Real estate - other:
1-4 family residential	12,564	103,700	116,264
Multifamily residential	153,398	80,352	233,750
Commercial real estate and other	637,973	1,001,576	1,639,549
Commercial and industrial	155,081	114,196	269,277
Consumer	1	—	1
	$967,662	$1,341,395	$2,309,057
Loan Concentrations
Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than most residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio, including loans held for sale, contains a number of CRE loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Approximately 60.8% of our total loan portfolio, including loans held for sale, was comprised of commercial real estate loans as of September 30, 2026 as presented below:

(dollars in thousands)	September 30, 2026	Percentage of Total Loans	Average Loan Size	Weighted Average LTV (2)
Commercial real estate loans (1):
Industrial	$558,630	17.7%	$2,061	47%
Retail	290,690	9.2%	1,751	46%
Office	269,250	8.5%	2,055	52%
Hotel	229,280	7.2%	8,492	51%
Other (3)	162,450	5.1%	2,901	55%
Self storage	104,490	3.3%	6,531	46%
Mixed use	99,940	3.2%	2,438	45%
Medical/dental office	92,720	2.9%	956	50%
Special purpose	87,210	2.8%	1,817	42%
Restaurant	30,400	1.0%	1,048	41%
Total	$1,925,060	60.8%	$2,183	48%
(1)CRE loans include owner-occupied CRE and non-owner occupied CRE loans, but exclude farmland loans. Balance includes loans held for sale and loans held for investment.
(2)Weighted average loan-to-value (“LTV”) is based on current loan balance as of September 30, 2026, and collateral value at origination or renewal.
(3)Other includes gas stations, mobile home parks, residential care and retirement properties.
The following table presents the percentages of our commercial real estate loans broken out by occupancy as of September 30, 2026:

	September 30, 2026
	Owner Occupied		Non-owner Occupied
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial real estate loans (1):
Retail	$43,430	6.8%	$247,260	19.2%
Industrial	304,510	47.9%	254,120	19.7%
Office	61,700	9.7%	207,550	16.1%
Hotel	—	—%	229,280	17.8%
Self storage	—	—%	104,490	8.1%
Mixed use	10,220	1.6%	89,720	7.0%
Other	85,740	13.5%	76,710	5.9%
Special purpose	63,720	10.0%	23,490	1.8%
Medical/dental office	58,360	9.2%	34,360	2.7%
Restaurant	8,030	1.3%	22,370	1.7%
Total	$635,710	100.0%	$1,289,350	100.0%
(1)Balances exclude farmland loans and include loans held for sale and loans held for investment.
With the increases in remote work over the last few years, rising interest rates and increasing vacancy rates nationwide, commercial real estate loans collateralized by office properties have unique credit risks. We attempt to reduce our credit risk within this portfolio by emphasizing loan-to-value ratios and debt service ratios. The following table presents a summary of the balances and weighted average loan-to-values of office loans and medical/dental office loans within our commercial real estate loan portfolio as of September 30, 2026:

(dollars in thousands)	September 30, 2026	Weighted Average LTV [1]
Office loans:
< $500	$21,590	41%
$500 – < $2,000	97,270	47%
$2,000 – < $5,000	92,590	50%
$5,000 – < $10,000	69,970	57%
$10,000 – < $20,000	60,580	53%
≥ $20,000	19,970	62%
Total	$361,970	51%
(1)Weighted average LTV is based on current loan balance as of September 30, 2026, and collateral value at origination or renewal.
Delinquent LHFI
There were $80 thousand of LHFI past due loans still accruing at September 30, 2026, representing 0.003% of total LHFI, compared to 0.49% at December 31, 2025. Early stage delinquencies (accruing loans 30-89 days past due) of $80 thousand at September 30, 2026 decreased $14.7 million from December 31, 2025, and the change was largely driven by a few isolated loans, which consisted of an $8.0 million multifamily loan that was repaid in full, a $5.8 million commercial real estate loan sold at a discount that resulted in a $127 thousand charge-off, a charge-off of a $20 thousand commercial and industrial loan, and an $824 thousand commercial and industrial loan that was brought current, partially offset by $54 thousand of loans that became delinquent during the third quarter of 2026.
There were no LHFI that were over 90 days past due that were accruing interest at September 30, 2026 and December 31, 2025.
A summary of LHFI past due loans, loans still accruing and nonaccrual loans as of September 30, 2026 and December 31, 2025 follows:

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual
September 30, 2026
Construction and land development	$—	$—	$—	$—	$5,000
Real estate - other:
1-4 family residential	—	—	—	—	2,661
Commercial real estate and other	—	—	—	—	262
Commercial and industrial	54	26	—	80	1,406
	$54	$26	$—	$80	$9,329

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual
December 31, 2025
Construction and land development	$—	$—	$—	$—	$13,808
Real estate - other:
Multifamily residential	7,970	—	—	7,970	—
Commercial real estate and other	5,838	—	—	5,838	83
Commercial and industrial	845	53	—	898	2,195

	Accruing Loans
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual
Consumer	—	29	—	29	—
	$14,653	$82	$—	$14,735	$16,086
Total LHFI nonaccrual loans decreased $6.8 million during the nine months ended September 30, 2026 to $9.3 million. The decrease was primarily driven by the transfer of an $8.6 million construction loan secured by a property for a single-family residence to OREO, net following foreclosure in the first quarter of 2026, $1.4 million of paydowns on existing LHFI nonaccrual loans, partially offset by downgrades totaling $3.2 million, which primarily attributable to a 1-4 family residential investment loan with a net carrying value of $2.7 million placed on nonaccrual status during the second quarter of 2026.
Three nonaccrual commercial real estate loans from two borrower relationships that were downgraded to nonaccrual status during the first quarter of 2026 were resolved in the second quarter of 2026. The resolutions included the full repayment of two loans with a combined net carrying value of $17.8 million and the discounted note sale of a $5.8 million loan, which resulted in a $127 thousand charge-off.
The following table presents the risk categories for total LHFI by class of loans as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2026
Construction and land development	$148,738	$—	$5,000	$153,738
Real estate - other:
1-4 family residential	133,402	—	2,661	136,063
Multifamily residential	295,172	—	—	295,172
Commercial real estate and other	1,887,884	21,235	16,849	1,925,968
Commercial and industrial	582,875	19,019	34,166	636,060
Consumer	1,538	—	—	1,538
	$3,049,609	$40,254	$58,676	$3,148,539

(dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2025
Construction and land development	$125,014	$—	$13,880	$138,894
Real estate - other:
1-4 family residential	139,732	—	2,667	142,399
Multifamily residential	316,105	7,970	—	324,075
Commercial real estate and other	1,760,143	45,160	15,142	1,820,445
Commercial and industrial	557,590	19,277	28,992	605,859
Consumer	2,215	—	—	2,215
	$2,900,799	$72,407	$60,681	$3,033,887
Special mention loans decreased by $32.2 million during the nine months ended September 30, 2026 to $40.3 million. The decrease in the special mention loans was due mostly to $34.5 million of loans downgraded to substandard, including $17.8 million related to two commercial real estate loans downgraded to substandard nonaccrual that were resolved in the second quarter of 2026, coupled with $12.0 million in payoffs, $6.9 million in upgrades to pass rating and $1.5 million in net paydowns, partially offset by $22.7 million of loans downgraded from a pass rating.

Substandard loans decreased by $2.0 million during the nine months ended September 30, 2026 to $58.7 million. The decrease in the substandard loans was due primarily to the transfer of an $8.6 million construction loan securing on a property for a single-family residence to OREO, net following foreclosure in the first quarter of 2026, $13.7 million in loan payoffs, $7.4 million in loans upgraded to a pass rating, $5.0 million in net paydowns from existing substandard loans, and $4.8 million charge-offs, partially offset by $20.8 million in downgrades from pass rating to substandard, and $16.7 million in downgrades from special mention to substandard.
There were no loans classified as doubtful or loss loans at September 30, 2026 and December 31, 2025.
Loan Modifications
We had five loan modifications with borrowers that are experiencing financial difficulty that were modified as of September 30, 2026 totaling $18.3 million. During the nine months ended September 30, 2026, we modified one owner occupied CRE loan that included a combination of term extension and rate reduction. We modified one nonowner occupied CRE loan that included a term extension. We modified three C&I loans that included a combination of term extension and rate reduction. All loans were current as of September 30, 2026. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition.
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
The following table presents a summary of nonperforming assets, along with corresponding nonperforming asset ratios, as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Construction and land development	$5,000	$13,808
Real estate - other:
1-4 family residential	2,661	—
Commercial real estate and other	262	83
Commercial and industrial	1,406	2,195
Total nonaccrual loans	9,329	16,086
Loans past due over 90 days or more and still on accrual	—	—
Total nonperforming loans	9,329	16,086
Other real estate owned	8,613	—
Total nonperforming assets	$17,942	$16,086

(dollars in thousands)	September 30, 2026	December 31, 2025

Allowance for credit losses - loans to total loans held for investment	1.07%	1.13%
Nonaccrual loans to total loans held for investment	0.30%	0.53%
Allowance for credit losses - loans to nonaccrual loans	361.5%	213.5%
Allowance for credit losses - loans to nonperforming loans	361.5%	213.5%
Nonperforming assets to total assets	0.44%	0.40%
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
Accrued interest receivable on loans receivable, net, totaled $10.0 million and $9.8 million at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable and other assets in the accompanying consolidated balance sheets. Accrued interest receivable is excluded from the ACL.
The following tables present a summary of the changes in the ACL for the periods indicated:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in thousands)	Allowance for Credit Losses - Loans (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Credit Losses - Loans (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$34,860	$1,769	$36,629	$41,110	$2,514	$43,624
Initial allowance for purchased seasoned loans	224	—	224	—	—	—
Provision for (reversal of) credit losses	3,231	(16)	3,215	221	(236)	(15)
Charge-offs	(4,605)	—	(4,605)	(323)	—	(323)
Recoveries	13	—	13	284	—	284
Net charge-offs	(4,592)	—	(4,592)	(39)	—	(39)
Balance, end of period	$33,723	$1,753	$35,476	$41,292	$2,278	$43,570

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in thousands)	Allowance for Credit Losses - Loans (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses	Allowance for Credit Losses - Loans (“ALL”)	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
Balance, beginning of period	$34,348	$2,105	$36,453	$50,540	$3,103	$53,643
Initial allowance for purchased seasoned loans	224	—	224	—	—	—
Provision for (reversal of) credit losses	3,900	(352)	3,548	(3,600)	(825)	(4,425)
Charge-offs	(4,798)	—	(4,798)	(7,729)	—	(7,729)
Recoveries	49	—	49	2,081	—	2,081
Net charge-offs	(4,749)	—	(4,749)	(5,648)	—	(5,648)
Balance, end of period	$33,723	$1,753	$35,476	$41,292	$2,278	$43,570
The following table presents a summary of the ALL by portfolio segment, along with the corresponding         percentage of each segment to total loans as of periods indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Construction and land development	$1,670	4.9%	$1,204	4.6%
Real estate - other:
1-4 family residential	632	4.3%	943	4.7%
Multifamily residential	1,564	9.4%	2,031	10.7%
Commercial real estate and other	22,409	61.2%	21,616	60.0%
Commercial and industrial	7,446	20.2%	8,544	20.0%
Consumer	2	—%	10	—%
	$33,723	100.0%	$34,348	100.0%
On a quarterly basis, we evaluated numerous key macroeconomic variables within the economic forecast scenarios from Moody’s Analytics and determined that it was best to use a combination of these scenarios that would reflect the range of possible outcomes given the volatile economic environment. We also reviewed the underlying assumptions supporting each scenario along with other sources of economic forecasts and meeting minutes of the FOMC when determining the scenario weighting. At September 30, 2026 and December 31, 2025, we used a probability-weighted two-scenario forecast, representing a baseline scenario and one downside scenario, to estimate the ACL. At September 30, 2026, we updated the scenario weightings and assigned 70% to the baseline scenario and 30% to the downside scenario, compared to 80% to the baseline scenario and 20% to the downside scenario at December 31, 2025, based primarily on Moody’s September 2026 forecasts, supplemented by other economic outlooks and FOMC guidance. Compared with Moody’s June 2026, its September 2026 forecast reflected a modestly stronger growth outlook and faster disinflation, with slightly higher projected GDP growth and lower inflation, while monetary policy remained restrictive and meaningful risks associated with tariffs, energy prices, and geopolitical pressures persisted. Moody’s September 2026 forecast anticipated no Federal Reserve rate cuts in 2026, with the potential for further tightening if inflation remained persistent. The Moody’s S2 downside scenario remained prolonged and structurally adverse, reflecting the potential effects of persistent inflation, tariffs, and geopolitical pressures, with the onset of a mild recession delayed to the fourth quarter of 2026. Following the FOMC’s September 2026 decision to increase interest rates by 25 basis points, we concluded that Moody’s baseline remained a reasonable central forecast for economic growth and employment, but that its reliability had diminished given its limited incorporation of the September 2026 rate increase and relatively optimistic assumptions regarding inflation and the longer-term interest rate path. We continue to believe it is prudent to maintain a meaningful weighting to the S2 downside scenario, which reflects the potential for a more persistent inflationary environment and higher interest rates. Given the inherent uncertainty surrounding inflation and the challenges associated with forecasting its trajectory, incorporating the S2 downside scenario provides an appropriate degree of conservatism and serves as a hedge against adverse economic outcomes in the ACL estimate. During the third quarter of 2026, California-specific forecasts reflected a mixed outlook. California unemployment rate in the September 2026 outlook is modestly more optimistic in S2 scenarios, California GSP was revised substantially higher in the near term, however California GSP – construction was revised substantially lower throughout the forecast period. California HPI was revised lower in the near term to reflect the latest market trend, and 5-year treasury-yield is revised modestly higher in both scenarios. In summary, the stronger California GSP and California unemployment rate were a meaningful favorable revision, but it was offset by weaker construction activity, lower near-term HPI, and higher Treasury yields. Overall, the September 2026 loss-driver updates reflected a mix of favorable and unfavorable economic changes, rather than a broad-based improvement in the economic outlook.
We used economic forecasts released by Moody’s Analytics in the third week of September 2026 to update our ACL calculations for September 30, 2026. We updated our historical prepayment and curtailment rates analysis, and qualitative risk factors based on our judgment of the market area, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, model imprecision and reasonable and supportable forecasts of economic conditions that were not captured in the quantitative analysis. We continue to monitor macroeconomic variables related to changes in interest rates, inflation and the concerns of an economic downturn, and believe it is appropriately provisioned for the current environment.
The ALL was $33.7 million at September 30, 2026, compared to $34.3 million at December 31, 2025. The $625 thousand decrease in the ALL during the nine months ended September 30, 2026 was driven by a number of factors, including changes in qualitative risk factors that decreased the ALL by $2.0 million and the changes from economic outlook, and the historical prepayment and curtailment rates analysis that decreased the ALL by $501 thousand, partially offset by a $510 thousand increase related to criticized loans, including an $814 thousand increase resulting from the annual update to criticized loan loss rates, net of $304 thousand related to a decline in criticized loan balances. In addition, changes in the loans held for investment volume and mix increased the ALL by $1.2 million, changes in scenario weightings,and a $224 thousand initial gross-up allowance related to purchased seasoned loans.
At September 30, 2026, our ratio of ALL to total loans held for investment was 1.07%, which was comparable to the 1.13% at December 31, 2025.
The ACL process involves subjective and complex judgments and is reflective of significant uncertainties that could potentially result in materially different results under different assumptions and conditions. We review the level of the allowance at least quarterly and perform a sensitivity analysis on the significant assumptions utilized in estimating the ACL for collectively evaluated loans. Applying a 100% probability weighting to the downside scenario rather than using the probability-weighted two scenario approach would result in an increase in ACL by approximately $6.3 million, or an additional 20 basis points to the ALL to total loans held for investment ratio. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2026.
The following table presents net recoveries (charge-offs), average loans and net charge-offs as a percentage of average loans for the periods indicated:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$146,436	—%	$—	$188,377	—%
Real estate - other:
1-4 family residential	—	135,408	—%	—	140,101	—%
Multifamily residential	—	283,513	—%	—	272,200	—%

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Commercial real estate and other	4	1,908,523	—%	269	1,743,459	0.06%
Commercial and industrial	(4,596)	613,402	(3.00)%	—	607,596	—%
Consumer	—	2,193	—%	(308)	22,279	(5.53)%
	$(4,592)	$3,089,475	(0.59)%	$(39)	$2,974,012	(0.01)%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in thousands)	Net Charge-off	Average Loans	Net Charge-off Ratio	Net Charge-off	Average Loans	Net Charge-off Ratio
Construction and land development	$—	$141,907	—%	$—	$205,685	—%
Real estate - other:
1-4 family residential	—	132,580	—%	—	147,225	—%
Multifamily residential	—	293,050	—%	—	251,905	—%
Commercial real estate and other	(118)	1,861,059	(0.01)%	(1,742)	1,746,309	(0.13)%
Commercial and industrial	(4,631)	604,880	(1.02)%	(3,060)	651,219	(0.63)%
Consumer	—	2,245	—%	(846)	22,347	(5.05)%
	$(4,749)	$3,035,721	(0.21)%	$(5,648)	$3,024,690	(0.25)%
Allowance for Credit Losses on Off-Balance Sheet Commitments
We also maintain a separate allowance for off-balance sheet commitments, which is included in accrued interest payable and other liabilities in our consolidated balance sheets. Management evaluates the loss exposure for off-balance sheet commitments to extend credit following the same principles used for the ACL, with consideration for experienced utilization rates on client credit lines and the inherently lower risk of unfunded loan commitments relative to disbursed commitments. The allowance for off-balance sheet commitments was $1.8 million and $2.1 million at September 30, 2026 and December 31, 2025, respectively. Total unfunded loan commitments decreased $24.0 million to $862.4 million at September 30, 2026, from $886.4 million at December 31, 2025.
Goodwill and Intangibles Assets, Net
Goodwill totaled $110.9 million at both September 30, 2026 and December 31, 2025. On an ongoing basis, we qualitatively assess whether current events or circumstances warrant the need for an interim quantitative assessment of goodwill impairment. We also monitor fluctuations in our stock price. At September 30, 2026, we determined that it is not likely that the fair value of the reporting unit was less than its carrying amount.
Intangible assets totaled $16.1 million and $18.5 million at September 30, 2026 and December 31, 2025, respectively, and were comprised of the following:

(dollars in thousands)	September 30, 2026	December 31, 2025
Core deposit intangible	$16,104	$18,392
Trade name	—	88
Intangible assets, net	$16,104	$18,480
The $2.4 million decrease in the intangible assets between periods was the result of amortization during the period. At September 30, 2026, the intangible assets had a weighted average remaining amortization period of 7.7 years. Refer to Note 4 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial

Statements included in Part I - Financial Information - Item 1. Financial Statements of this filing for more information regarding business combinations and related activity.
Deposits
The following table presents the composition of deposits, related percentage of total deposits, and spot rates, as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Amount	Percentage of Total Deposits	Spot Rate (1)	Amount	Percentage of Total Deposits	Spot Rate (1)
Noninterest-bearing demand	$1,261,757	36.3%	0.0%	$1,178,256	35.0%	0.0%
Interest-bearing NOW accounts (2)	866,885	24.9%	1.6%	840,593	24.9%	1.7%
Money market and savings accounts (3)	1,258,855	36.2%	2.4%	1,223,486	36.3%	2.3%
Time deposits (4)	88,985	2.6%	3.2%	124,487	3.7%	3.4%
Broker time deposits	—	—%	—%	3,759	0.1%	0.4%
Total deposits	$3,476,482	100.0%	1.3%	$3,370,581	100.0%	1.4%
(1) Weighted average interest rates at September 30, 2026 and December 31, 2025.
(2) Included reciprocal deposit products of $714.8 million and $696.5 million at September 30, 2026 and December 31, 2025, respectively.
(3) Included reciprocal deposit products of $1.9 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively.
(4) Included CDARS deposits of $23.6 million and $45.4 million at September 30, 2026 and December 31, 2025, respectively.
We offer our depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and IntraFi Network Insured Cash Sweep (“ICS”) . We receive an equal dollar amount of deposits (“reciprocal deposits”) from other participating banks in exchange for the deposits we place into the networks to fully qualify large customer deposits for FDIC insurance. Effective July 11, 2026, Section 902 of the 21st Century ROAD to Housing Act amended the reciprocal deposit exception under Section 29 of the Federal Deposit Insurance Act, replacing the prior general cap of the lesser of $5 billion or 20% of total liabilities with a tiered liability-based calculation equal to 50% of the first $1 billion of total liabilities, 40% of the next $9 billion, and 30% of liabilities above $10 billion, subject to a maximum cap of $30 billion. These reciprocal deposits are not required to be treated as brokered deposits up to the applicable cap under the amended Section 902 of the Housing Act.
Our total reciprocal deposits decreased to $740.3 million, or 21.3% of total deposits at September 30, 2026, compared to $743.6 million, or 22.1% of total deposits at December 31, 2025.
Total deposits were $3.48 billion at September 30, 2026, an increase of $105.9 million from $3.37 billion at December 31, 2025. During the nine months ended September 30, 2026, there was a $83.5 million increase in noninterest-bearing demand deposits, excluding reciprocal deposits, a $8.0 million increase in interest-bearing NOW accounts, excluding reciprocal deposits, and a $35.1 million increase in money market and savings accounts, excluding reciprocal deposits, partially offset by a $3.3 million decrease in reciprocal deposits, a $13.7 million decrease in non-brokered time deposits, excluding CDARS, and a $3.8 million decrease in brokered time deposits.
At September 30, 2026, noninterest-bearing demand deposits totaled $1.26 billion and represented 36.3% of total deposits, compared to $1.18 billion or 35.0% at December 31, 2025. At September 30, 2026 and December 31, 2025, total deposits exceeding FDIC deposit insured limits were $1.78 billion, or 51% of total deposits and $1.66 billion, or 49% of total deposits, respectively.
The following table sets forth the average balance of deposit accounts and the weighted average rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	For the Three Months Ended September 30,
	2026		2025
Noninterest-bearing demand	$1,241,391	—%	$1,183,313	—%
Interest-bearing NOW accounts	905,910	1.67%	862,250	1.92%
Money market and savings accounts	1,210,132	2.30%	1,194,541	2.65%
Time deposits	90,920	3.17%	151,633	3.67%
Total deposits	$3,448,353	1.33%	$3,391,737	1.59%

	For the Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand	$1,223,755	—%	$1,206,063	—%
Interest-bearing NOW accounts	887,990	1.61%	787,614	1.90%
Money market and savings accounts	1,198,372	2.26%	1,168,715	2.68%
Time deposits	100,893	3.24%	174,529	3.84%
Total deposits	$3,411,010	1.31%	$3,336,921	1.59%
The decrease in the weighted average rate on deposits was primarily due to repricing deposits in the lower interest rate environment and peer bank deposit competition during the nine months ended September 30, 2026.
The following table sets forth the maturities of time deposits at September 30, 2026:

(dollars in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total
Time deposits in amounts of $250,000 or less(1)	$28,047	$3,827	$2,891	$524	$35,289
Time deposits in amounts over $250,000(1)	26,528	17,579	8,565	1,024	53,696
Total time deposits	$54,575	$21,406	$11,456	$1,548	$88,985
(1)Amounts exclude fair value adjustments for acquired time deposits.
Borrowings
Total borrowings decreased $33.8 million to zero at September 30, 2026 from $33.8 million at December 31, 2025. The decrease was attributable to the redemption of all $35 million of the Company’s subordinated debt, at par value during the third quarter of 2026. Refer to Note 6 - Borrowing Arrangements of the Notes to Consolidated Financial Statements included in Part I - Financial Information, Item 1. Financial Statements of this filing.
A summary of outstanding borrowings, and related information, as of September 30, 2026 and December 31, 2025 follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB Advances & Federal Reserve Discount Window Borrowings
Outstanding balance	$—	$—
Weighted average interest rate, end of period	—%	—%
Average balance outstanding, during the year(2)	$119	$7
Weighted average interest rate, during the year(3)	3.67%	—%
Maximum amount outstanding at any month-end during the year	$10,000	$—

(dollars in thousands)	September 30, 2026	December 31, 2025
Subordinated Debt
Outstanding balance	$—	$35,000
Carrying value(1)	$—	$33,832
Weighted average interest rate, end of period	—%	3.50%
Average balance outstanding, during the year(2)	$30,599	$55,843
Weighted average interest rate, during the year(3)	8.67%	8.29%
Maximum amount outstanding at any month-end during the year	$35,000	$73,000
(1)Amount includes net unamortized fair value adjustments.
(2)Average balance outstanding includes net unamortized average fair value adjustments during the periods presented.
(3)Weighted average interest rate includes fair value adjustments during the periods presented.
Shareholders’ Equity
Total shareholders’ equity was $581.4 million at September 30, 2026, compared to $576.6 million at December 31, 2025. The $4.8 million increase between periods was primarily due to net income of $42.1 million, stock-based compensation expense of $4.1 million, and stock options exercised of $413 thousand, partially offset by an increase in net of tax of unrealized losses on debt securities available-for-sale of $15.5 million, the repurchase of common stock in settlement of restricted stock units of $2.0 million, common stock dividends of $10.4 million, and the repurchase of shares of common stock under our share repurchase plan of $14.0 million.
On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to 1,600,000 shares. Repurchases under the program may occur from time to time in open market transactions, in privately negotiated transactions, or by other means in accordance with federal securities laws and other restrictions. We intend to fund our repurchases from available working capital and cash provided by operating activities. The timing of repurchases, as well as the number of shares repurchased, will depend on a variety of factors, including price; trading volume; business, economic and general market conditions; and the terms of any Rule 10b5-1 plan adopted by us. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice.
There were 721,857 shares repurchased at a weighted average market price of $19.36 and a total cost of $14.0 million under this share repurchase plan during the nine months ended September 30, 2026. The remaining maximum number of shares authorized to be repurchased under this program was 666,215 shares at September 30, 2026.
On November 5, 2026, our Board of Directors approved an increase in the number of shares of common stock by an additional 1,600,000 shares that may be repurchased pursuant to our stock repurchase program. As a result of this authorization, we are authorized to repurchase up to 3,200,000 shares of our common stock pursuant to the share repurchase program, up from the prior authorization of 1,600,000 shares.
Tangible book value per common share at September 30, 2026 was $14.22, compared with $13.79 at December 31, 2025. The $0.43 increase in tangible book value per common share during the nine months ended September 30, 2026 was primarily the result of the net income during the period, and the impact of share-based compensation activity, partially offset by other comprehensive loss related to changes in unrealized losses, net of taxes on available-for-sale debt securities, repurchases of common stock under our share repurchase plan and common stock dividends. Tangible book value per common share is also impacted by certain other items, including amortization of intangibles, and share changes resulting from share-based compensation results.

The Company’s leverage capital ratio and total risk-based capital ratio were 11.80% and 13.97%, respectively, at September 30, 2026. The Bank’s leverage capital ratio and total risk-based capital ratio were 11.20% and 13.31%, respectively, at September 30, 2026.
Liquidity and Market Risk Management
Liquidity
Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We attempt to maintain a total liquidity ratio (federal funds sold, short term interest-bearing due from banks, fully disbursed loans held for sale, and available-for-sale debt securities not pledged as collateral) expressed as a percentage of total deposits and short term debt above approximately 10.0%. Our total liquidity ratios were 13.4% at September 30, 2026 and 16.9% at December 31, 2025.
For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our consolidated financial statements contained in Part I. Financial Information, Item 1. Financial Statements of this filing.
California Bank of Commerce, N.A.
The Bank’s primary sources of liquidity are derived from deposits from customers, principal and interest payments on loans and debt securities, FHLB advances and other borrowings. The Bank’s primary uses of liquidity include customer withdrawals of deposits, extensions of credit to borrowers, operating expenses, and repayment of FHLB advances and other borrowings. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Dividends from the Bank to the holding company depend upon the Bank's earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by our Board of Directors. The Bank paid $65.0 million in dividends to the holding company during the three and nine months ended September 30, 2026, and paid $60.0 million in dividends to the holding company during 2025.
At September 30, 2026, we had a secured line of credit of $817.5 million from the FHLB, of which $752.5 million was available. This secured borrowing arrangement is collateralized under a blanket lien on qualifying real estate loans and is subject to us providing adequate collateral and continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. At September 30, 2026, we had pledged $2.33 billion of qualifying loans with the FHLB under a blanket lien, of which an unpaid principal balance of $1.48 billion was considered as eligible collateral under this secured borrowing arrangement. In addition, at September 30, 2026, we used $65.0 million of our secured FHLB borrowing capacity by having the FHLB issue letters of credit to meet collateral requirements for deposits from the State of California and other public agencies. There were no borrowings at September 30, 2026 and December 31, 2025.
At September 30, 2026, we had credit availability of $317.5 million at the Federal Reserve discount window to the extent of collateral pledged. At September 30, 2026, we had pledged our held-to-maturity debt securities with an amortized cost of $52.7 million, and qualifying loans with an unpaid principal balance of $318.4 million as collateral through the Borrower-in-Custody (“BIC”) program. The Company also pledged available-for-sale debt securities with an amortized cost of $98.4 million as collateral for secured public deposits and for other purposes as required by law or contract provisions. We had no discount window borrowings at September 30, 2026 and December 31, 2025.

We have four overnight unsecured credit lines from correspondent banks totaling $90.5 million at September 30, 2026. The lines are subject to annual review. There were no outstanding borrowings under these lines at September 30, 2026 and December 31, 2025.
The Bank’s total available borrowing capacity was $1.16 billion at September 30, 2026. Additionally, the Bank had unpledged liquid securities at fair value of approximately $215.7 million and cash and cash equivalents of $265.2 million at September 30, 2026.
California BanCorp
The primary sources of liquidity of the Company, on a stand-alone holding company basis, are derived from dividends from the Bank, borrowings, and its ability to issue debt and raise capital. The Company’s primary uses of liquidity are operating expenses and payments of interest and principal on borrowings. At September 30, 2026 and December 31, 2025, the cash and due from banks was $26.5 million and $21.4 million, respectively.
In connection with the merger with the predecessor California BanCorp, the Company assumed $35 million in subordinated debt, with a fixed interest rate of 3.50% and a stated maturity of September 1, 2031. Beginning September 1, 2026, the interest rate was set to change to a quarterly variable rate equal to the then current 90-day SOFR plus 2.86%, until maturity, unless redeemed early, at the Company’s option, after the end of the fixed-rate period. During the third quarter of 2026, the Company redeemed all $35 million of this subordinated debt, at par value.
At September 30, 2026, consolidated cash and cash equivalents totaled $266.7 million, a decrease of $133.3 million from $399.9 million at December 31, 2025. The decrease in cash and cash equivalents is the result of $31.4 million in net cash provided by operating cash flows and $45.6 million of net cash flows provided by financing cash flows, offset by $210.3 million net cash used in investing cash flows.
Operating activities provided $31.4 million and $36.4 million for the nine months ended September 30, 2026 and 2025. The primary sources of funds were net income from operations and adjustments to net income, such as other intangible amortization resulting from the prior merger, deferred income taxes, stock-based compensation, the accretion of net discount and deferred loan fees, and provision for (reversal of) credit losses.
Investing activities used $210.3 million for the nine months ended September 30, 2026 and provided $114.5 million for the nine months ended 2025. The $324.9 million decrease in investing cash flows was primarily due to an increase in cash used to purchase available-for-sale debt securities, restricted stocks and other equity purchases totaling $36.6 million and a decrease in net loan repayments of $278.7 million and a decrease in proceeds from debt securities maturities and paydowns of $6.8 million.
Financing activities provided $45.6 million and $20.1 million for the nine months ended September 30, 2026 and 2025. The $25.5 million increase in financing cash flows was primarily due to a $45.0 million net increase in deposit inflows, a $3.0 million decrease in amounts paid to redeem borrowings and $281 thousand related to proceeds from stock option exercise, partially offset by $12.6 million related to repurchase of common shares under the authorized share repurchase plan, $9.7 million related to dividends on common stock.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2026.

Commitments and Contractual Obligations
The following table presents information regarding our outstanding commitments and contractual obligations as of September 30, 2026:

(Dollars in thousands)	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More than Five Years	Total
Commitments to extend credit	$516,309	$234,329	$32,651	$68,859	$852,148
Letters of credit issued to customers	23,952	680	—	—	24,632
Total commitments	$540,261	$235,009	$32,651	$68,859	$876,780

Certificates of deposit	87,437	1,514	34	—	88,985
Lease obligations	4,246	8,098	5,011	2,016	19,371
Total contractual obligations	$91,683	$9,612	$5,045	$2,016	$108,356

At September 30, 2026 and December 31, 2025, we also had unfunded commitments of $6.5 million and $7.9 million, respectively, for investments in other equity investments.
Capital Resources
Maintaining adequate capital is always an important objective of the Company. Abundant and high quality capital helps weather economic downturns and market volatility, protect depositors’ funds, and support growth, such as expanding the operations or making acquisitions. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. We are authorized to issue 50,000,000 shares of common stock of which 31,952,352 were issued and outstanding as of September 30, 2026. We are also authorized to issue 50,000,000 shares of preferred stock, of which none have been issued as of September 30, 2026.
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
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5%

at September 30, 2026. At September 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.
As of September 30, 2026, the Company and the Bank continued to exceed the regulatory capital minimum requirements, and the Bank continued to exceed the regulatory capital requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action (“PCA”). Management believes, as of September 30, 2026 and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which each is subject.
To be categorized as adequately or well-capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
			To be		To be Well-
			Adequately		Capitalized under
	Actual		Capitalized		PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$505,717	13.97%	$289,600	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	470,821	13.01%	217,200	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	470,821	13.01%	162,900	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	470,821	11.80%	159,640	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$481,585	13.31%	$289,421	8.0%	$361,776	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	446,688	12.35%	217,066	6.0%	289,421	8.0%
CET1 Capital (to Risk-Weighted Assets)	446,688	12.35%	162,799	4.5%	235,154	6.5%
Tier 1 Capital (to Average Assets)	446,688	11.20%	159,523	4.0%	199,404	5.0%
As of December 31, 2025:
California BanCorp:
Total Capital (to Risk-Weighted Assets)	$519,772	14.86%	$279,836	8.0%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	451,511	12.91%	209,877	6.0%	N/A	N/A
CET1 Capital (to Risk-Weighted Assets)	451,511	12.91%	157,408	4.5%	N/A	N/A
Tier 1 Capital (to Average Assets)	451,511	11.27%	160,304	4.0%	N/A	N/A

California Bank of Commerce, N.A.:
Total Capital (to Risk-Weighted Assets)	$497,919	14.24%	$279,707	8.0%	$349,634	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	463,490	13.26%	209,780	6.0%	279,707	8.0%
CET1 Capital (to Risk-Weighted Assets)	463,490	13.26%	157,335	4.5%	227,262	6.5%
Tier 1 Capital (to Average Assets)	463,490	11.57%	160,210	4.0%	200,262	5.0%
As of September 30, 2026, the decreases in the Bank’s capital ratios from December 31, 2025 primarily reflect the $65.0 million dividend the Bank paid to the Company in the third quarter of 2026, which the Company used principally to redeem its $35 million of subordinated debt, repurchase common stock and pay common dividends. The decrease in the Company’s total risk-based capital ratio was primarily attributable to the September 1, 2026 redemption of the subordinated debt, which had qualified as Tier 2 capital.
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
The Bank paid $65.0 million in dividends to the Company during the three and nine months ended September 30, 2026. The Bank paid $60.0 million in dividends to the Company during the twelve months ended December 31, 2025.
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
During the three and nine months ended September 30, 2026, we declared $3.9 million and $10.4 million, respectively, in cash dividends, or $0.12 and $0.32 per share, on our common stock. No cash dividends were declared to shareholders by the Company during the three and nine months ended September 30, 2025.

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
The following table presents the projected changes in NII at Risk and EVE that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change at September 30, 2026 and December 31, 2025:

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in millions)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
September 30, 2026
+300bps	$658.0	$17.1	2.7%	$177.4	$(0.2)	(0.1)%
+200bps	656.0	15.1	2.4%	177.7	0.2	0.1%
+100bps	651.1	10.2	1.6%	177.8	0.2	0.1%
Base case	640.9			177.6
-100bps	622.4	(18.5)	(2.9)%	174.5	(3.0)	(1.7)%
-200bps	592.8	(48.1)	(7.5)%	170.1	(7.4)	(4.2)%
-300bps	548.8	(92.1)	(14.4)%	168.1	(9.4)	(5.3)%

December 31, 2025
+300bps	$635.0	$45.2	7.7%	$165.7	$1.2	0.7%
+200bps	626.1	36.3	6.2%	165.6	1.0	0.6%
+100bps	611.9	22.1	3.7%	165.1	0.6	0.3%
Base case	589.8			164.6

	Change in Interest Rates in Basis Points (bps)
	Market Value of Equity			Net Interest Income (NII)
(Dollars in millions)	Amount	Change ($)	Change (%)	Amount	Change ($)	Change (%)
-100bps	557.2	(32.6)	(5.5)%	161.0	(3.5)	(2.2)%
-200bps	512.5	(77.3)	(13.1)%	155.5	(9.1)	(5.5)%
-300bps	454.5	(135.3)	(22.9)%	154.7	(9.9)	(6.0)%
The modeled NII results at September 30, 2026 and December 31, 2025 indicate we would sustain a decrease in NII if interest rates declined due primarily to adjustable-rate loans repricing lower and at a faster pace than the decline in deposit rates. In the current rate environment at September 30, 2026, our NII results indicated there would be a slight decrease in the net interest income in +300 bps rising-rate scenarios. The changes in NII in this rising rate environment are attributed to the redeployment of liquidity into loan growth. As loans carry a longer effective duration than cash, this shift increased asset duration and reduced overall asset sensitivity. In December 31, 2025, our NII results indicated there would be a minimal to modest increase in the net interest income in the rising-rate scenarios. The changes in NII in the rising rate environment are attributed to the adjustable-rate loans repricing higher, offset by the higher costs associated with increasing deposit costs.
The modeled EVE results at September 30, 2026 and December 31, 2025 indicated that we would benefit from an increase in interest rates and would be adversely impacted by a decrease in interest rates. The results of these analyses do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing exposure such as using FHLB Advances and/or certain derivatives such as swaps to align maturities and repricing terms, managing the percentage of fixed rate loans in our portfolio, managing the level of investments and duration of investment securities and managing our deposit relationships.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company’s quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position.
Item 1A. Risk Factors
There were no material changes to the Company’s risk factors described under Item 1A. “Risk Factors” disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 - 31, 2026	—	$—	—	875,563
August 1 - 31, 2026	70,000	$21.70	70,000	805,563
September 1 - 30, 2026	139,348	$21.87	139,348	666,215
Total	209,348	$21.81	209,348
(1) On June 14, 2023, we announced an authorized share repurchase plan, providing for the repurchase of up to 550,000 shares of our outstanding common stock, or approximately 3% of our then outstanding shares. On May 1, 2025, we announced an increase in the number of shares authorized for repurchase to up to 1,600,000 shares. On November 5, 2026, we announced an increase in the number of shares authorized for repurchase to up to 3,200,000 shares. The repurchase program has no expiration date and may be suspended, modified, or terminated at any time without prior notice. There were 209,348 shares repurchased under this share repurchase plan during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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
101
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
**	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: November 6, 2026	/s/ David I. Rainer
David I. Rainer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Thomas Dolan
Thomas Dolan
Chief Financial Officer
(Principal Financial Officer)